Form 10-Q
period 1995-03-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1995-05-11
CIK 33533

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20459

                                  FORM   10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended March 31, 1995         Commission File Number  I-4383


                       ESPEY MFG. & ELECTRONICS CORP.

             (Exact name of registrant as specified in charter)



            NEW YORK                                14-1387171
     (State of Incorporation)              (I.R.S. Employer's IdentNo.)


     P. O. Box 422,  Saratoga Springs,  New York            12866
    (Address of principal executive offices)             (Zip Code)


    Registrant's telephone number, include area code     518-584-4100




       Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as at the end of the period covered by this
       report    1,343,448    .




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 YES    X                                  NO

                              ESPEY MFG. & ELECTRONICS CORP.

                                       I N D E X





PART I        FINANCIAL INFORMATION                                       PAGE


              Item 1        Financial Statments:


                            Balance Sheets - March 31, 1995                 1
                            and June 30, 1994


                            Statements of Earnings - Nine and Three         3
                            Months Ended March 31, 1995 and 1994


                            Statements of Cash Flows - Nine Months          4
                            Ended March 31, 1995 and 1994


                            Notes to Financial Statements                   5
                            March 31, 1995 and 1994


              Item 2        Management's Discussion and Analysis of         7
                            Financial Condition and Results of
                            Operations.



PART II       OTHER INFORMATION                                             9

              SIGNATURES                                                    10


                                   ESPEY MFG. & ELECTRONICS CORP.

                                            Balance Sheets

                                March 31, 1995 and June 30, 1994

                                             A S S E T S

                                                                 Unaudited
                                                                   1995                  1994
                                                                 March 31               June 30
CURRENT ASSETS:

       Cash                                                    $     206,404        $     178,696
       Short-term investments at cost
          (market value March 31, 1995,
            $12,558,682 and June 30, 1994,
              $13,335,488)                                        12,408,898           13,290,888
                     Total Cash and Short-term
                            Investments                           12,615,302           13,469,584

       Trade accounts receivable net of
          $3000 allowance March 31, 1995
          and June 30, 1994                                        1,851,456            1,156,093
       Other receivables                                             150,285               15,861

                     NET RECEIVABLES                               2,001,741            1,171,954

       Inventories:

          Raw materials and supplies                                 286,367              501,337
          Work-in-process                                          1,188,363            1,599,148
          Costs relating to contracts in
              process, net of progress payments
              of $3,109,300 - March 31, 1995 and
              $1,991,300 - June 30,1994                            8,012,768            8,078,077

                     NET INVENTORIES                               9,487,498           10,178,562

       Income tax refund receivable                                  298,201              358,418
       Prepaid expenses and other current assets                     246,647              185,917

                     TOTAL CURRENT ASSETS                         24,649,389           25,364,435

MARKETABLE SECURITIES AT COST                                        100,000              100,000

PROPERTY, PLANT AND EQUIPMENT AT COST                             11,348,050           10,385,193

       Less: Accumulated depreciation and
             amortization                                         (7,689,289)          (7,375,092)

              NET PROPERTY, PLANT AND EQUIPMENT                    3,658,761            3,010,101

                     TOTAL                                     $  28,408,150        $  28,474,536



                                         - 1 -                                  (Continued)

                              ESPEY MFG. & ELECTRONICS CORP.

                                 Balance Sheets, Continued

                             March 31, 1995 and June 30, 1994

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  Unaudited
                                                                     1995                1994
                                                                   March 31             June 30
CURRENT LIABILITIES:

       Accounts Payable                                        $    423,346         $    336,882
       Accrued expenses:
          Salaries, wages and commissions                           270,960               99,552
          Employees' insurance costs                                 57,086               58,272
          ESOP payable                                              324,443                 -
          Other                                                      13,906               17,018
          Payroll and other taxes withheld
              and accrued                                           128,923              140,802
          Dividends payable                                             -                    -
          Deferred income taxes - current                            32,169               69,644

                     TOTAL CURRENT LIABILITIES                    1,250,833              722,170


Deferred income taxes                                                99,806              124,619

                     TOTAL LIABILITIES                            1,350,639              846,789

STOCKHOLDERS' EQUITY:

       Common stock, par value .33-1/3 per
       share.  Authorized 2,250,000 shares;
       issued 1,514,937 shares March 31, 1995
       and June 30, 1994.                                           504,979              504,979

       Capital in excess of par value                            10,496,287           10,496,287

       Retained earnings                                         24,468,761           24,945,412
                                                                 35,470,027           35,946,678

       Less:  Common stock subscribed                           ( 5,586,624)         ( 5,586,624)
               Cost of 171,489 shares on March
               31, 1995 and 164,229 shares on
               June 30, 1994 of common stock in
               treasury                                         ( 2,825,892)         ( 2,732,307)

              TOTAL STOCKHOLDERS' EQUITY                         27,057,511           27,627,747

                            TOTAL                              $ 28,408,150         $ 28,474,536

<F1>

       See accompanying notes to financial statements



                                                ESPEY MFG. & ELECTRONICS CORP.

                                                     STATEMENTS OF EARNINGS

                                  Nine and Three Months Ended March 31, 1995 and 1994

                                                              Unaudited                                  Unaudited
                                                           Three Months                                Nine Months
                                                      1995                 1994                 1995                  1994

Net Sales                                        $  3,496,584         $  1,989,770         $ 10,472,748          $ 10,861,269


Cost of sales                                       3,229,122            1,402,732            9,297,301             8,551,503

              Gross profit                            267,462              587,038            1,175,447             2,309,766

Selling, general and administrative expenses          320,759              318,855            1,122,442             1,069,980
              Operating income                   (     53,297)             268,183               53,005             1,239,786

Other income
       Interest income and dividends                  202,043              103,333              505,207               308,645
       Sundry income                                      403                  885                4,109                 1,821
                                                      202,446              104,218              509,316               310,466

Earnings before income taxes and cumulative           149,149              372,401              562,321             1,550,252
  effect of change in accounting principle

Provision for income taxes                             75,000              149,000              280,000               625,513

Net earnings before cumulative effect of               74,149              223,401              282,321               924,739
  change in accounting principle

Cumulative effect of change in accounting               -                   -                    -                    201,653
  for income taxes

              Net earnings                       $     74,149         $    223,401         $    282,321          $  1,126,392

Earnings per share:

Earnings before cumulative effect of change         $ .06                 $ .17                 $ .21                $  .69
  in accounting principle

Net earnings                                        $ .06                 $ .17                 $ .21                $  .84


Average number of shares outstanding                1,346,044            1,350,708            1,347,855             1,350,708


<F1>
See accompanying notes to Financical Statements

                                   ESPEY MFG. & ELECTRONICS CORP.
                                     Statements of Cash Flows
                            Nine Months Ended March 31, 1995 and 1994
                                                                                Unaudited
                                                                                 March 31
                                                                          1995                 1994
Cash Flows From Operating Activities:

       Net earnings                                                 $    282,321         $  1,126,392

Adjustments to reconcile net earnings to net cash provided by operating activities:

       Tax effect of dividends on unallocated ESOP shares                 50,070               55,007
       Depreciation                                                      314,197              316,832
       Changes in assets and liabilities:
              Decrease (increase) in receivables, net                 (  829,787)              24,627
              Decrease (increase) in inventories, net                    691,064                5,636
              Decrease (increase) in other current assets             (   60,730)         (     1,998)
              Decrease (increase) in income tax refund receivable         60,217          (   240,718)
              Increase (decrease) in accounts payable                     86,464              324,816
              Increase (decrease) in accrued salaries,                   171,408              112,221
                        wages and commissions
              Increase (decrease) in accrued employee                 (    1,186)         (    67,547)
                     insurance costs
              Increase (decrease) in other accrued expenses           (    3,112)              47,825
              Increase (decrease) in payroll & other                  (   11,879)         (    33,549)
                      taxes withheld and accrued
              Increase (decrease) in income tax payable                      -            (     8,279)
              Decrease in deferred income taxes                       (   62,288)         (   261,689)
              Increase (decrease) in accrued ESOP contributions          324,443              314,537

                                   Net cash provided by
                                   operating activities                1,011,202            1,714,113

Cash Flows From Investing Activities:

       Additions to property, plant & equipment                       (  962,857)         (    96,813)

                                   Net cash used in
                                   investing activities               (  962,857)         (    96,813)

Cash Flows From Financing Activities:

       Dividends on common stock                                      (  809,042)         (   810,424)

       Purchase of treasury stock                                     (   93,585)               -

                                   Net cash used in
                                   financing activities               (  902,627)         (   810,424)

Increase (decrease) in cash and short-term investments                (  854,282)             806,876


Cash and short-term investments, beginning of period                  13,469,584           12,262,467

Cash and short-term investments, end of period                     $  12,615,302         $ 13,069,343



Income Taxes Paid                                                  $     232,000         $    879,538

<F1>
See accompanying notes to financial statements.

                                          - 4 -

                            ESPEY MFG. & ELECTRONICS CORP.

                            Notes to Financial Statements

                                ___________________

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1995, and the results of operations for each of the three and nine month periods ended March 31, 1995 and 1994 and cash flows for each of the nine month periods ended March 31, 1995 and 1994.

2. The earnings per share computations for March 31, 1995 were based on 1,347,855 shares and on 1,350,708 shares for March 31, 1994. These represent the average number of shares outstanding for each respective period.

3. Revenues and other income include interest on Certificates of Deposit and Treasury Bills in addition to dividends on preferred stocks.

4. There were no material unusual charges or credits to operations or a change in accountants during the most recently completed quarter which would require the filing of a Form 8-K.

5. There were no securities sold by the Company during the current quarter which were not registered under the Securities Act of 1934 in reliance upon an exemption from registration provided in Section 4 (2) of the Act.

6. For purposes of the statements of cash flows, the Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

7. In fiscal 1989 the Company established an Employee Stock Ownership Plan
(ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock.

The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Interest is payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying balance sheets.

Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of March 31, 1995 there were 103,375 shares allocated to participants.


8. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", as of July 1, 1993 on a prospective basis. The cumulative effect of the change in accounting for income taxes as of July 1, 1993 was $201,653 and is separately identified in the statements of earnings for the nine month period ended March 31, 1994. Prior years' financial statements were not restated to apply the provisions of SFAS No. 109.

                 ESPEY MFG. & ELECTRONICS CORP.

            Management's Discussion and Analysis of

          Financial Condition and Results of Operations



Sales for the nine months ended March 31, 1995 were $10,472,748 as compared to $10,861,269 for same period in fiscal 1994. Sales volume is largely dependent on both lead times required for new orders and the specific delivery needs of our customers.

Net earnings for the nine month period ended March 31, 1995 were $282,321 or $.21 per share compared to $1,126,392 or $.84 per share for the nine month period ended March 31, 1994. The March 31, 1994 earnings included a cumulative adjustment for the adoption of SFAS 109 which increased net earnings by $201,653, or $.15 per share. This adjustment has been more fully explained in prior financial statements.

Manufacturing expenses increased marginally over the corresponding nine month period of last year. Both general & administration and selling expenses decreased slightly. As anticipated the current quarter reflected an increase in earnings over the prior quarter, due mainly to certain cost containment measures taken by the Company. Earnings for the current nine month period, however, are less than for the corresponding nine months of last year. This has been brought about mainly thru the restructuring of our pricing policies due to the increasingly competitive nature of doing business in the military electronics field. In line with this the Company is endeavoring to penetrate the industrial marketplace, not only with our basic expertise in the design, development, and production of specialized power supplies and iron core components, but with the offering of attendant services such as electro-plating and environmental testing. We are currently experiencing marginal success with our power supplies and iron core components, however the future looks extremely promising. A new Division has been set up with the name of Saratoga Electro-Finishing. A capital expenditure of approximately $700,000 has been made for the expansion and modernization of our electro-plating facility. This facility, by employing the most modern and environmentally approved features, will enable us to offer sophisticated services to both industrial and military customers. Our demographic studies have indicated that there is no similar facility in either our immediate or neighboring geographic areas. The facility is currently operating on a limited basis. We are undertaking a marketing effort to insure that we will maximize its potential as it becomes fully operational.

Although our investment base was somewhat lower in the current period, an increase in short-term rates resulted in an increase of about $200,000 in our investment income for the nine month period ended March 31, 1995 as compared to the nine month period ended March 31, 1994. The Company does not feel that there is any risk associated with its investment policy, since approximately 90% of our investments are represented by U.S. Government T-Bills, with the balance represented by Certificates of Deposit and one preferred stock issue in a major utility.

Since the debt of the Company's ESOP is not to an outside party, we have eliminated from the Statements of Earnings the offsetting items of Interest Income and Interest Expense relating to the ESOP. We have also eliminated the offsetting accruals from the Balance Sheets.

The Company funds all of its operations, when possible, including Financing Activities and Investing Activities with cash flows resulting from Operating Activities. It is felt that in the future, funds from Operating Activities will continue to be adequate to meet these needs. For the current nine month period capital expenditures were approximately $962,000.

During the nine month period ended March 31, 1995 the Company repurchased 7,260 shares of its common stock.

On March 24,1995 the Board of Directors authorized an additional one million dollars for the continuing repurchase of the Company's shares making the total available as of March 31, 1995 $1,083,317.

The backlog as of March 31, 1994 was $21,142,465. The backlog as of March 31, 1995 was $16,884,994.

A dividend in the amount of $.60 per share was paid November 21, 1994 to shareholders of record on October 28, 1994.

On October 20, 1994, Albert K. Braim, a director since 1968, died.

The Company and all of its Directors and Employees wish to express their condolences to Mr. Sol Pinsley, longtime President and CEO, who lost his wife on March 21, 1995.

                            ESPEY MFG. & ELECTRONICS CORP.

                     PART II:  Other Information and Signatures



Item 4.       Submission of Matters to a Vote of Security Holders

              None during the quarter.


Item 5.       Other Information

              None during the quarter.


Item 6.       Exhibits and Reports on Form 8-K

              None during the quarter.

                            S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ESPEY MFG. & ELECTRONICS CORP.





                                          Sol Pinsley, President




                                          Herbert Potoker, Treasurer and
                                          Chief Financial Officer




   10 May 1995
       Date