Form 10-Q/A
period 1995-03-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1995-06-23
CIK 33533

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20459

                                FORM   10-Q/A

          AMENDMENT TO QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended March 31, 1995         Commission File Number  1-4383


                       ESPEY MFG. & ELECTRONICS CORP.

             (Exact name of registrant as specified in charter)



            NEW YORK                                14-1387171
     (State of Incorporation)              (I.R.S. Employer's IdentNo.)


     P. O. Box 422,  Saratoga Springs,  New York            12866
    (Address of principal executive offices)             (Zip Code)


    Registrant's telephone number, include area code     518-584-4100

                              ESPEY MFG. & ELECTRONICS CORP.

                                       I N D E X


              STATEMENT



              SIGNATURES

                 ESPEY MFG. & ELECTRONICS CORP.



                           STATEMENT

THE REQUIRED FINANCIAL DATA SCHEDULE IN ELECTRONIC FORMAT PERSUANT TO REGULATION S-K ITEM 601(c) IS HEREBY SUBMITTED AS AN AMENDMENT TO OUR 3RD QUARTER 10-Q AS EXIBIT EX-27 UNDER THIS FORM 10-Q/A

                            S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ESPEY MFG. & ELECTRONICS CORP.





                                          Sol Pinsley, President




                                          Herbert Potoker, Treasurer and
                                          Chief Financial Officer
22 JUNE 1995
       Date