Form 10-K
period 1995-06-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1995-09-22
CIK 33533

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      FORM 10K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934[Fee Required]
        For the fiscal year ended June 30, 1995
[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [Fee Required]
For the transition period from ________________ to ______________
Commission File No. 1-4383
                                  ESPEY MFG. & ELECTRONICS CORP.
                         (Exact name of registrant as specified in its charter)
         New York                                            14-1387171
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)
             Congress and Ballston Avenues, Saratoga Springs, NY  12866
       (Address of principal executive offices)                (Zip Code)
Registrant's telephone number, including area code:              (518) 584-4100
Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of Each Exchange
            Title of Each Class                           on Which Registered
Common Stock $.333 par value                             American Stock Exchange
Common Stock Purchase Rights                             American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days  [X]  Yes      [  ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10K.        [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $12,482,022 as at September 19, 1995.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
         Class                                 Outstanding at September 19, 1995
Common Stock, $.333 par value                               1,338,741

                                      PART I


Item 1.         Business.

General

      The Company operates a one segment business. A significant portion of the Company's business is the production of electronic equipment for military use with the United States Government and its agencies being the largest customer and user. Sales were made to the United States Government and its agencies on both a prime and subcontract basis. Sales on a subcontract basis were made to both domestic and foreign customers. Of the total sales, approximately $7,816,000 in 1995, $13,578,000 in 1994 and $14,845,000 in 1993
represented sales made on both a prime and subcontract basis to the United States Government and its agencies. Sales of this nature on a subcontract basis to two domestic customers and one foreign customer accounted for 31.5%, 24.2% and 16.2% respectively, of total sales in 1995. Sales of this nature on a subcontract basis to one domestic customer accounted for 66.8% of total sales in 1994. Sales of this nature on a subcontract basis to two domestic customers accounted for 59.7% and 15.8%, respectively, of total sales in 1993.

      Export sales in 1995 aggregated approximately $2,602,000. Export sales in 1994 and 1993 were not significant.

      A significant portion of the Company's business is conducted with Loral and General Electric, the loss of either of which would have a material adverse effect.

Products

      The Company has been and intends to continue to be engaged principally in the development, design, production and sales of specialized electronic power conditioning apparatus (electronic power supplies), a wide variety of transformers and other types of iron-core components, and electronic systems. In some cases, the Company manufactures such products in accordance with pre-developed mechanical and electrical requirements not requiring environmental testing. The Company does not generally manufacture standardized components.

     The electronic power supplies and components manufactured by the Company find application principally in computers; aircraft, shipboard and land based radar; missile guidance and control systems; short, medium range and global communication systems; navigation systems for aircraft; and nuclear submarine control systems, and more recently in locomotives. The electronics systems manufactured by the Company include optical aircraft landing systems for carrier and land based airstrips, and antenna systems. These systems utilize the Company's own electronic power supplies, transformers and other iron-core components. The Company's iron-core components include transformers of the audio, power and pulse types; magnetic amplifiers; and audio filters.

      The following tabulation shows the percentage of the Company's total sales represented by sales of each class of similar products which contributed at least 15% of total sales during one or more of the last three fiscal years.

Fiscal Year Ended June 30

                                            1995            1994            1993

Electronic Power Supplies                    84%             85%             75%

Iron-Core Components                         11%             11%             14%

Electronic Systems & Assemblies               5%              4%             11%

Raw Materials

      The Company has never experienced any significant delay or shortage with respect to the purchase of raw materials and components used in the manufacture of its products, and has at least two potential sources of supply for all raw materials used by it.

Sales Backlog

      The total amount of backlog orders believed to be firm as of June 30, 1995 was approximately $20,878,000 as compared to approximately $19,209,000 as of June 30, 1994. It is anticipated that a minimum of $13,000,000 of orders comprising the June 30, 1995 backlog will be filled during the fiscal year ending June 30, 1996. This is in addition to any shipments which may be made against orders subsequently received during the fiscal year ending June 30, 1996.

      From June 30, 1995 to mid-September 1995, the Company booked approximately $1,032,000 in new business.

Military Contracts

      The Company, as well as other companies primarily engaged in supplying equipment for military use, is subject to various risks, including, without limitation, dependence on government appropriations and program allocations, the competition for available military business, and termination of orders for convenience.

Marketing and Competition

      The Company is on the eligible list of contractors of many agencies of the Department of Defense and generally is automatically solicited by such agencies for procurement needs falling within the major classes of products produced by the Company. In addition, the Company directly solicits bids from both the Department of Defense and other U.S. Government agencies for prime contracts. Subcontract work for government end use is solicited from major electronic and aircraft companies, primarily by the Company's own employees.

      There is competition in all classes of products manufactured by the Comp any, from divisions of the largest electronic companies in the country as well as many small companies. The Company's sales do not represent a significant portion of the industry's production of any class of products made by the Comp any. The principal methods of competition for electronic products for the United States Government military use include, among other factors, price and product performance and the experience of the particular company and history of its dealings in such products.

        The Company's business is not considered to be of a seasonal nature.

Research and Development

        The Company does not expend monies in material amount for independent research or development. In fiscal year 1995, approximately $141,000 was expended for this type of effort. Some of the Company's professional employees spend varying degrees of time in either development of new products or improvement of existing products.

Employees

        The number of persons employed by the Company as of September 19, 1995 was 199.

Item 2.         Properties.

      The Company's principal manufacturing and all of its engineering facilities are at its plant, which it owns, in Saratoga Springs, New York. The Company initially occupied the plant in 1952, and in 1955 consolidated all of its manufacturing operations at the plant when it terminated its manufacturing operations in New York City.

      The Saratoga Springs plant was originally constructed about 1900 and consists of various closely adjoining one-story buildings. The plant is fully sprinklered and contains approximately 138,000 square feet of floor space, of which 60,000 is used for manufacturing, 23,000 for engineering, 33,000 for shipping and climatically secured storage, and 3,000 for offices. The offices and engineering are air conditioned and approximately 1,000 square feet of "white rooms" are completely climatically controlled. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, impregnation, and spray painting operations, in addition to complete machine shop and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. During the year the Company expended about $800,000 for the upgrading of its plating department to more uniformly conform to the environmental standards set by the Federal Government and established a new plating division, called Saratoga Electro-Finishing. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. A fully staffed ADP Center is on-site.

        The Company maintains additional manufacturing facilities in a three-story, fully sprinklered building of approximately 4,000 square feet at 146 Fulton Street, Gloversville, New York. The facility is used primarily for subcomponent wiring and assembly.

      The Company maintains a sales office in a modern office building at 445 Northern Boulevard, Great Neck, New York. This space, comprising approximately 750 square feet, is leased from a non-affiliated person for a term expiring on September 30, 1996.

Item 3.          Legal Proceedings.

                Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders.

                Not applicable.

                                  PART II

Item 5.         Market for the Registrant's Common
                Equity and Related Stockholder Matters.

                (a)     Price Range of Common Stock

                The table below shows the range of high and low prices for the common stock on the American Stock Exchange, the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

                         1995                   High                   Low

               First Quarter                   14 7/8                  13 3/8
               Second Quarter                  14 1/4                  12 1/2
               Third Quarter                   13 1/4                  11 5/8
               Fourth Quarter                  13 5/8                  12 1/4

                         1994                   High                   Low

               First Quarter                   14 5/8                  13 3/8
               Second Quarter                  15                      13 5/8
               Third Quarter                   15 1/4                  13 5/8
               Fourth Quarter                  14 1/4                  13 3/8

                (b)     Holders

                        The approximate number of holders of the common stock was 251 at September 19, 1995. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock are believed to be substantially in excess of the foregoing number.

                (c)     Dividends

                        The Company paid in the next following November a cash dividend on the common stock of 60 cents per share for its fiscal years ended June 30, 1993 and 1994. On September 18, 1995, the Board of Directors declared a cash dividend of 70 cents per share to be paid on November 21, 1995 to share holders of record on October 27, 1995.




                      ESPEY MFG. & ELECTRONICS CORP.

                      Five Years Ended June 30, 1995

 ITEM 6. SELECTED FINANCIAL DATA


 Selected Income Statement Data
                                     Year ended June 30,
                                1995        1994        1993        1992        1991
 Net sales                  $14,574,097  14,678,303  15,206,921  15,985,621  15,450,235
 Operating income                24,064   1,502,470   2,234,782   2,068,330   3,311,062
 Other income, net              726,073     435,238     396,891     866,096     788,995
 Cumulative effect
 of change in
 accounting principle              -        201,653        -           -           -

 Net earnings                   491,767   1,343,877   1,594,290   1,885,208   2,534,250

 Earnings per common share:
  Earnings before
  cumulative effect of
  change in accounting
  principle                       $ .37         .85        1.18        1.35        1.80

 Cumulative effect of
  change in accounting
  principle                          -          .15          -           -           -

        Net earnings              $ .37        1.00        1.18        1.35        1.80

 Selected Balance Sheet Data
                                     Year ended June 30,
                                1995        1994        1993        1992        1991
 Current assets             $25,143,909  25,364,435  24,160,510  23,281,654  23,104,788

 Current liabilities            983,401     722,170     681,101     814,143   1,668,743

 Working capital             24,160,508  24,642,265  23,479,409  22,467,511  21,436,045

 Total assets                28,839,718  28,474,536  27,608,660  26,985,274  26,473,232

 Long-term liabilities
 (deferred income taxes)         30,697     124,619     446,934     457,761     465,088

 Stockholders'
    equity                   27,825,620  27,627,747  26,480,625  25,713,370  24,339,401

 Cash dividends
  declared and
  paid per
  common share                    $ .60         .60         .60         .60         .60

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

      Net Sales and Operating Income. The Company operates a one segment business. It principally manufactures power supplies and components for military use pursuant to specifications. Sales volume is dependent to a large extent on product mix in any given fiscal period. This mix is in turn subject to the dictates of customer needs and delivery requirements. These factors principally account for any variation in sales and operating income from year to year.

      Sales for fiscal years ended June 30, 1995, 1994, and 1993 were $14,574,097, $14,678,303, and $15,206,921, respectively. The corresponding cost of sales were 90%, 80%, and 77% respectively. The increase in cost of sales for 1995 resulted in a decrease in our gross profit as compared to 1994. The decrease in gross profits resulted from an overrun on one foreign contract, but more importantly from the increasingly competitive nature of our business. This factor has forced us to temporarily accept business with reduced profit margins. We are attempting to alleviate this situation by expanding our efforts to develop items of a more proprietary nature in both the commercial and military marketplace. In line with this, we have made an investment in one domestic military order for the refinement and advancement of new technology for the advanced generation of Patriot missiles. This same technology will be used for the propulsion systems of the next generation of Naval ships throughout the world. We are actively pursuing additional business in this area, and feel that the experience gained on this order, although costly, will enable us to successfully accomplish our goal. This will hopefully enable us to enhance our earnings in future periods.
      Selling and general & administrative expenses increased by approximately $112,000 in 1995 as compared to 1994. This increase was principally due to the addition of one Vice President to our corporate structure. Interest and dividend income increased by $288,289 in 1995 due partly to an increase in short term interest rates and partly due to a more sophisticated money management program instituted this year. Earnings before income taxes decreased in 1995 to $750,137 from $1,937,708 in 1994. Earnings per share after taxes decreased to $.37 from $1.00. However, the net earnings per share of $1.00 reported for 1994 reflected an additional $ .15, which arose as the result of a cumulative effect of a change in accounting principle. This was caused by the implementation of SFAS 109.

      Currently approximately 90% of our investment base is represented by U.S. Government short term T-Bills, with the balance being represented by short term Certificates of Deposit and 1000 shares of GTE Florida preferred stock. Consequently the Company does not feel that there is any significant risk associated with its investment policy.

Other Income And Expense

      The Company's combined investment in both short-term investments and marketable investment securities on June 30th was:$10,883,324 in 1991; $11,754,564 in 1992; $12,226,531 in 1993; $13,290,888 in 1994; and $12,022,004
in 1995. Of this investment in both 1995 and 1994, $100,000 was in preferred stock. The short-term investments consisted of Certificates of Deposit and
U. S. Treasury Bills. During fiscal years 1991 through 1995, interest rates on short-term investments ranged from 8.16% to 2.10%. This factor accounts for the fluctuation of interest and dividend income during the five-year period.

      In 1993, 1994, and 1995 "Sundry" items consisted of various miscellaneous items. In 1993 there is included an amount of $12,471 capital gain attributable to the redemption of 1,500 shares of Philadelphia Electric Co. 9.5% preferred stock. Interest income and dividends were $367,445 and $430,496 for fiscal years 1993 and 1994 respectively, and $718,785 for 1995.

Changes in Accounting Principles and Policies

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", as of July 1, 1993 on a prospective basis. The cumulative effect of the change in accounting for income taxes as of July 1, 1993 was $201,653 and is separately identified in the statement of earnings for the year ended June 30, 1994. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

      Under the provisions of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, SFAS No. 109 requires that the tax benefit of the tax deductible dividends on unallocated ESOP shares be recorded as a direct addition to contributed capital rather than as a reduction of income tax expense. The actual amount for fiscal 1994 which was a direct addition to capital was $55,007, and the estimated amount for fiscal 1995 will be approximately $50,000.

      The Company has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of July 1, 1994, the effects of which are described in the notes to the financial statements.

Dividends & Rights

      On September 18, 1995 the Board of Directors declared a dividend of $.70 per common share payable November 21, 1995 to holders of record on October 27, 1995.

Post Retirement or Employment Benefits

      The Company does not currently offer, nor does management contemplate offering in the future, any post-retirement or employment benefits. Consequently, no accruals or liabilities have been provided for in the financial statements.










                                      II-4
Liquidity and Capital Expenditures

      The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past three fiscal years, the Company, when possible, has funded all of its operations, including financing activities, with cash flows resulting from operating activities. The Company did not borrow any funds during the last three fiscal years and does not anticipate that it will borrow during fiscal year 1996. During fiscal year 1995, the Company expended approximately $1,080,000 for plant improvements and new equipment. The Company plans to expend approximately $250,000 for new equipment and plant improvements in fiscal 1996. It is anticipated that the funds required will be available from current operations.

Other Events

      An ESOP was established for the eligible non-union employees of the Company and was effective as of July 1, 1988. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million, and the Company contributed approximately $400,000 to the ESOP, which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Each year the Company makes contributions to the ESOP which are used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of June 30, 1995, there were 124,388 shares allocated to participants. Dividends attributable to allocated shares were likewise allocated to the participants' accounts, whereas the dividends on unallocated shares were used as part of the loan repayment, thus reducing the Company's required contribution. The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest through June 30, 2004. Interest is payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying balance sheets.

      During the fiscal year ended June 30, 1993 the Company repurchased 38,618 shares of its common stock at a total cost of $572,273. 33,618 shares were purchased from the estate of Frieda Pinsley, a former director and officer, and 5,000 shares were purchased on the open market. No shares were repurchased in fiscal 1994. In 1995 7,260 shares were repurchased from the ESOP representing distributions taken by participants. Under existing authorizations, as of June 30, 1995, funds in the amount of $1,083,317 were available for the continuing repurchase of the Company's shares.

      At the Annual Meeting of Shareholders held on December 10, 1993, an amendment, approved and recommended by the Board of Directors, was adopted by the Shareholders to the Company's certificate of incorporation to increase the maximum number of directors from seven to nine and to classify the Board into three classes of three directors each, with directors after the election of the first classified Board at such 1993 Annual Meeting to be elected for a term of three years. The Board of Directors currently has eight members following the death of Albert K. Braim,a Class A Director, on October 20, 1994.

                  Independent Auditors' Report



The Board of Directors and Stockholders
Espey Mfg. & Electronics Corp.:


We have audited the financial statements of Espey Mfg. & Electronics Corp. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. As discussed in note 1(g) to the financial statements, the Company changed its method of accounting for investments to adopt the provisions of the Financial
Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on July 1, 1994. Also, as discussed in note 1(d) to the financial statements, the Company changed its method of accounting for income taxes to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes on
July 1, 1993."


Albany, New York                        /s/ KPMG Peat Marwick LLP
August 24, 1995

                 ESPEY MFG. & ELECTRONICS CORP.

                         Balance Sheets

                     June 30, 1995 and 1994

                             ASSETS


                                                         1995                     1994
Current assets:
    Cash                                                 $    231,675             $   178,696
    Short-term investments, at cost (market value -
    $1,497,681 in 1995 and $13,335,488 in 1994)             1,467,540               13,290,888
           Total cash and short-term investments            1,699,215               13,469,584

    Marketable investment securities - current (note 2)    10,454,464                    -

    Trade accounts receivable, net of $3,000 allowance in
       1995 and 1994                                         1,925,778               1,156,093
    Other receivables                                           20,627                  15,861
             Net receivables                                 1,946,405               1,171,954

    Inventories:
         Raw materials and supplies                            400,778                 501,337
         Work in process                                     1,078,169               1,599,148
         Costs relating to contracts in process, net of
         progress payments of $2,121,800 in 1995 and
         $1,991,300 in 1994 (notes 3 and 4)                  8,769,378               8,078,077
             Net inventories                                10,248,325              10,178,562

    Income tax refund receivable                               410,467                 358,418
    Prepaid expenses and other current assets                  385,033                 185,917
             Total current assets                           25,143,909              25,364,435

    Marketable investment securities (note 2)                  100,000                 100,000

    Property, plant and equipment, at cost (note 5)         11,464,636              10,385,193
       Less accumulated depreciation                        (7,868,827)             (7,375,092)
             Net property, plant and equipment               3,595,809               3,010,101

                           TOTAL                          $ 28,839,718              28,474,536





                  ESPEY MFG. & ELECTRONICS CORP.

                    Balance Sheets, Continued

                     June 30, 1995 and 1994

                LIABILITIES AND STOCKHOLDERS EQUITY


                                                          1995                      1994
    Current liabilities:
       Accounts payable                                   $     596,823             $    336,882
       Accrued expenses:
          Salaries, wages and commissions                       104,269                   99,552
          Employee insurance costs                               50,293                   58,272
          Other                                                  14,588                   17,018
       Payroll and other taxes withheld and accrued             141,513                  140,802
       Deferred income taxes - current (note 8)                  75,915                   69,644
                  Total current liabilities                     983,401                  722,170

    Deferred income taxes (note 8)                               30,697                  124,619

                  Total liabilities                           1,014,098                  846,789

    Stockholders' equity:
       Common stock, par value $.33-1/3 per share (notes 9
         and 12)
             Authorized 2,250,000 shares; issued
              1,514,937 shares in 1995 and 1994                 504,979                  504,979
       Capital in excess of par value                        10,496,287               10,496,287
       Retained earnings                                     24,678,208               24,945,412

                                                             35,679,474               35,946,678
    Less:
       Common stock subscribed (note 13)                     (5,027,962)              (5,586,624)
       Cost of 171,489 shares in 1995 and 164,229
          shares in 1994 of common stock in treasury         (2,825,892)              (2,732,307)
                   Total stockholders' equity                27,825,620               27,627,747


                                                           $ 28,839,718             $ 28,474,536








<F1>
See accompanying notes to financial statements.

                 ESPEY MFG. & ELECTRONICS CORP.

                     Statements of Earnings

            Years ended June 30, 1995, 1994 and 1993


                                                          1995                      1994                      1993
    Net sales                                             $ 14,574,097              $ 14,678,303              $ 15,206,921
    Cost of sales                                           13,074,247                11,812,195                11,707,848
            Gross profit                                     1,499,850                 2,866,108                 3,499,073

    Selling, general and administrative expenses             1,475,786                 1,363,638                 1,264,291
             Operating income                                   24,064                 1,502,470                 2,234,782

    Other income:
       Interest income and dividends                           718,785                   430,496                   367,445
       Sundry income                                             7,288                     4,742                    29,446

                                                               726,073                   435,238                   396,891

          Earnings before income taxes and
             cumulative effect of change in
             accounting principle                              750,137                 1,937,708                 2,631,673

    Provision for income taxes (note 8)                        258,370                   795,484                 1,037,383

           Earnings before cumulative effect of change
              in accounting principle                          491,767                 1,142,224                 1,594,290

    Cumulative effect of change in accounting principle
      (note 1(d))                                                 -                      201,653                     -

               Net earnings                               $    491,767                 1,343,877                 1,594,290

    Earnings per common share (note 9):
       Earnings before cumulative effect of change in
           accounting principle                           $        .37                       .85                      1.18

       Cumulative effect of change in accounting
         principle                                                -                          .15                     -
             Net earnings per common share                $        .37                      1.00                      1.18







<F1>
See accompanying notes to financial statements.

                                                                 ESPEY MFG. & ELECTRONICS CORP.

                                                               Statements of Changes in Stockholders' Equity

                                                                 Years ended June 30, 1995, 1994 and 1993

                                                                Capital                     Common                     Total
                                                     Common     in excess     Retained      stock          Treasury    Stockholders'
                                                     stock      of par value  earnings      subscribed     stock       equity
Balance at June 30, 1992                             $504,979   10,496,287    23,576,087    (6,703,949)    (2,160,034)   25,713,370

 Dividends paid on common stock $.60 per share           -          -           (813,425)        -               -         (813,425)
 Net earnings - 1993                                     -          -          1,594,290         -               -        1,594,290
 Purchase of treasury stock (38,618 shares)              -          -              -             -           (572,273)     (572,273)
 Reduction of common stock subscribed                    -          -              -           558,663           -          558,663

 Balance at June 30, 1993                             504,979   10,496,287    24,356,952    (6,145,286)    (2,732,307)   26,480,625

 Dividends paid on common stock $.60 per share           -          -           (810,424)        -               -         (810,424)
  Net earnings - 1994                                    -          -          1,343,877         -               -        1,343,877
  Tax effect of dividends on unallocated ESOP shares     -          -             55,007         -               -           55,007
  Reduction of common stock subscribed                   -          -              -           558,662           -          558,662

  Balance at June 30, 1994                            504,979   10,496,287    24,945,412    (5,586,624)    (2,732,307)   27,627,747

  Dividends paid on common stock $.60 per share          -          -           (809,041)        -               -         (809 041)
  Net earnings- 1995                                     -          -            491,767         -               -          491,767
  Tax effect of dividends on unallocated ESOP shares     -          -             50,070         -               -           50,070
  Purchase of treasury stock (7,260 shares)              -          -              -             -            (93,585)      (93,585)
  Reduction of common stock subscribed                   -          -              -           558,662           -          558,662

  Balance at June 30, 1995                           $504,979    10,496,287    24,678,208    (5,027,962)    2,825,892    27,825,620

<F1>
   See accompanying  notes to financial statements

                      ESPEY MFG. & ELECTRONICS CORP.

                         Statements of Cash Flows

                 Years ended June 30, 1995, 1994 and 1993

                                            1995         1994          1993
 Cash flows from operating activities:
    Net earnings                        $ 491,767     1,343,877     1,594,290

    Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
       Cumulative effect of change
         in accounting principle             -         (201,653)         -
       Tax effect of dividends on
         unallocated ESOP shares           50,070        55,007          -
       Depreciation                       493,735       490,987       423,322
       Loss on disposal of
         fixed assets                        -              -           4,645
       Gain on call of marketable
         securities                          -              -         (12,471)
       Deferred income taxes (benefit)    (87,651)      (72,364)        5,099
       Change in assets and liabilities:
         Decrease (increase) in
           receivables, net               (774,451)     905,972    (1,718,675)
         Decrease (increase) in
           inventories, net                (69,763)    (583,697)      829,789
         Decrease (increase) in
           income tax refund receivable    (52,049)    (358,418)      749,005
         Decrease (increase) in
           prepaid expenses and
           other current assets           (199,116)      39,335       (24,142)
         Increase (decrease) in
           accounts payable                259,941      101,093      (338,321)
         Increase (decrease) in
           accrued  salaries, wages
           and commissions                   4,717      (68,167)       50,626
         Increase (decrease) in
           accrued employee
           insurance costs                  (7,979)      (9,275)       14,114
         Increase (decrease) in
           payroll and other taxes
           withheld and accrued                711      (17,922)      109,572
         Increase (decrease) in
           other accrued expenses           (2,430)      (4,679)        6,762
         Increase (decrease) in
           income taxes payable                 -        (8,279)        8,279

              Net cash provided by
               operating activities        107,502     1,611,817    1,701,894

 Cash flows from investing activities:
    Proceeds from call of
      marketable securities                   -            -          151,500
    Additions to property, plant
      and equipment                     (1,079,443)     (152,938)    (311,526)
    Reduction of common stock
      subscribed                           558,662       558,662      558,663
    Proceeds from sale of
      marketable investment securities   3,887,307          -            -
    Purchases of marketable
      investment securities            (14,341,771)         -            -
               Net cash provided by
                 (used in) investing
                 activities            (10,975,245)      405,724      398,637

 Cash flows from financing activities:
    Dividends on common stock             (809,041)     (810,424)    (813,425)
    Purchase of treasury stock             (93,585)         -        (572,273)
                Net cash used in
                  financing activities    (902,626)     (810,424)  (1,385,698)

 Increase (decrease) in cash and
    short-term investments             (11,770,369)    1,207,117      714,833
 Cash and short-term investments,
    beginning of year                   13,469,584    12,262,467   11,547,634
 Cash and short-term investments,
    end of year                         $1,699,215    13,469,584   12,262,467

 Supplemental disclosures of
      cash flow information:
    Income taxes paid                   $  348,000     1,179,538      275,000

<F1>
 See accompanying notes to financial statements.

                  ESPEY MFG. & ELECTRONICS CORP.

                  Notes to Financial Statements

                  June 30, 1995, 1994 and 1993


(1)Summary of Significant Accounting Policies

     (a)Inventory Valuation and Income Recognition


        Raw materials are valued at cost, principally on the first-in, first-out method.



        Inventoried work relating to contracts and other work in process is valued at actual production cost, including factory overhead and initial set-up costs incurred to date, reduced by amounts identified with revenue recognized on units shipped and billed. Provision for losses on contracts is made when existence of such losses becomes evident. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months.



        Revenue is recognized on contracts and orders in the period in which the units are shipped and billed (unit-of-delivery method).


     (b)Progress Payments


        The Company receives progress payments on certain sales contracts. Such payments are recorded as a reduction of inventory and are liquidated when customers are billed for completed items shipped.



     (c)Depreciation


        Depreciation of plant and equipment is computed generally on a straight-line basis over the estimated useful lives of the assets for book purposes and on an accelerated method for tax purposes.



     (d)Income Taxes


        The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", as of
        July 1, 1993 on a prospective basis. The cumulative effect of the change in accounting for income taxes as of July 1, 1993 was $201,653 and is separately identified in the statement of earnings for the year ended June 30, 1994. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

        Under the provisions of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


        In 1993 and prior years, the Company accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 96.


     (e)Investment Tax Credits


        Investment tax credits are accounted for as a reduction of income tax expense in the year taxes payable are reduced. Such credits amounted to approximately $0 in 1995, $7,000 in 1994 and $15,000 in 1993 for
        state tax purposes.

     (f)Short-Term Investments and Cash Equivalents


        All short-term investments consisting of certificates of deposit, money market accounts, and U.S. treasury bills, maturing within three months, are considered cash equivalents for purposes of the statements of cash flows.


      (g)Marketable Investment Securities


        Marketable investment securities at June 30, 1995 consist of U.S. Treasury securities and corporate equity securities. The Company adopted the provisions of Statement of Financial Accounting Standards
        (SFAS) No. 115, "Accounting for Certain Investments in Debt and
        Equity Securities," at July 1, 1994. Upon adoption of SFAS No. 115, at July 1, 1994, all amounts included in short-term investments matured within three months of the adoption date. Therefore no amounts were transferred to marketable investment securities upon adoption and there was no cumulative effect from this change. Under SFAS No. 115, the Company classifies its U.S. Treasury securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at cost.


        A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

        Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

 (2)Marketable Investment Securities

     Marketable investment securities at June 30, 1995, consist of:


        Held-to-maturity, at amortized cost(current)              $10,454,464
        Corporate equity securities, at amortized cost (long-
             term)                                                    100,000

                                             TOTAL                $10,554,464


     The held-to-maturity securities at June 30, 1995 included U.S. Treasury securities and corporate equity securities. The cost and fair market value of the U.S. Treasury securities at June 30, 1995 were $10,454,464 and $10,627,469, respectively. There were no gross unrealized gains or losses on U.S. Treasury securities at June 30, 1995. The difference between cost and fair market value for the U.S. Treasury securities represents interest income which has been recognized during 1995 and is included in accrued interest receivable at June 30, 1995. The cost and fair market value of the corporate equity securities at June 30, 1995 were $100,000 and $104,000, respectively. As of June 30, 1995, there were gross unrealized gains of $4,000 and no gross unrealized losses on the corporate equity securities.

 Maturities of investment securities classified as held-to-maturity were as follows at June 30, 1995:
                                                      Amortized        Fair
                                                        Cost          Value

     Due after three months through 1 year         $ 10,454,464     10,627,469
     Corporate equity securities                        100,000        104,000

                                  TOTAL            $ 10,554,464     10,731,469


     Marketable investment securities, at June 30, 1994, consist of equity securities which are recorded at the lower of aggregate cost or market. As of June 30, 1994, there were gross unrealized gains of $4,000 and no gross unrealized losses.


 (3)Inventories and Cost of Sales

     Included in costs relating to contracts in process at June 30, 1995, 1994 and 1993 are costs of $1,023,945, $835,056, and $1,263,221, respectively, relative to contracts that may not be completed within the ensuing year. Under the unit-of-delivery method, the related sale and cost of sales will not be reflected in the statement of earnings until the units under contract are shipped.


    The cost elements of contracts in process consist of production costs of goods and services currently in process and overhead relative to those contracts where such costs are reimbursable under the terms of the contracts. General and administrative expenses are charged to operations in the period in which they are incurred.

 (4)Contracts in Process

     Contracts in process at June 30, 1995 and 1994 are as follows:

                                                   1995              1994

      Gross contract value                     $ 20,878,002       19,208,657

      Carrying value of contracts in process     10,891,178       10,069,377
      Less progress payments                      2,121,800        1,991,300

      Included in current assets as contracts
      in process, net of progress payments     $  8,769,378        8,078,077

 (5)Property, Plant and Equipment

     A summary of property, plant and equipment at June 30, 1995 and 1994 is as follows:


                                                  1995                 1994

    Land                                    $     50,000              50,000
    Buildings and improvements                 3,812,594           3,001,329
    Machinery and equipment                    7,288,397           7,021,481
    Furniture, fixtures and office
    equipment                                    313,645             312,383

                              TOTAL         $ 11,464,636          10,385,193


     Amounts provided for depreciation for the years ended June 30, 1995, 1994 and 1993 were $493,735, $490,987 and $423,322, respectively.

      The estimated useful lives of depreciable assets are as follows:

             Buildings and improvements                   20 - 25 years
             Machinery and equipment                           10 years
             Furniture, fixtures and office equipment          10 years
             Autos and trucks                                   5 years

 (6)Research and Development Costs

     Research and development costs charged to operations during the years ended June 30, 1995, 1994 and 1993 were approximately
     $141,000, $119,000 and $114,000, respectively.


 (7)Pension Expense

     Under terms of a negotiated union contract, the Company is obligated to make contributions to a union sponsored defined benefit pension plan covering eligible employees. Such contributions are based upon hours worked at a specified rate and amounted to $65,500 in 1995, $57,300 in 1994 and $60,419 in 1993.


 (8)Provision for Income Taxes

     A summary of the components of the provision for income taxes for the years ended June 30, 1995, 1994 and 1993 is as follows:

                                             1995          1994          1993


     Current tax expense - Federal        $ 324,021       646,448       837,044

     Current tax expense - State             22,000       221,400       195,240

     Deferred tax expense (benefit)         (87,651)      (72,364)        5,099

                         TOTAL            $ 258,370       795,484     1,037,383


     Total income tax expense for the year ended June 30, 1995 and 1994 was allocated as follows:


                                                    1995           1994

     Earnings from operations                    $ 258,370       795,484
     Stockholders' equity, for tax effect of
     dividends on unallocated ESOP shares          (50,070)      (55,007)

                          TOTAL                  $ 208,300       740,477


     Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with Statement of Financial Accounting Standards No. 109 (see note 1(d)).

     The combined U.S. Federal and state effective income tax rates of 34.4%, 41.1% and 39.4% for 1995, 1994 and 1993, respectively, differed from the statutory U.S. Federal income tax rate for the following reasons:

                                                    1995       1994       1993

     U.S. statutory tax rate                       34.0%      34.0%      34.0%

     Increase (reduction) in rate resulting from:
     Dividends received deduction                   (.3)       (.1)       (.2)
     State franchise tax, net of Federal income
     tax benefit                                    1.9        7.6        4.9
     Tax benefit of dividends paid to unallocated
     ESOP shares                                     -           -       (1.9)
     Effect of limitation of deferred tax assets     -           -        3.0
     Other                                         (1.2)       (.4)       (.4)

     Effective tax rate                            34.4%      41.1%      39.4%


     For the year ended June 30, 1995, deferred income tax benefit of $87,651 results from the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 1995 and 1994 are presented below:


                                                       1995              1994
     Deferred tax liabilities:
       Property, plant and equipment -
         principally due to differences in
         depreciation methods                       $ 543,396          593,091
       Inventory - effect of uniform
          capitalization                               41,682           32,169

     Total gross deferred tax  liabilities            585,078          625,260

     Deferred tax assets:

       Common stock subscribed - due to
         difference in interest recognition           478,466          430,997

     Total gross deferred tax assets                  478,466          430,997

     Net deferred tax liability                     $ 106,612          194,263


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the period which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences without consideration of a valuation allowance.

     The sources of deferred income taxes charged (credited) to earnings in 1993 are as follows:

                                                                        1993

     Effect of uniform capitalization and inventory adjustments     $ (18,750)
     Accelerated depreciation for tax purposes                         43,458
     Interest income from ESOP for tax purposes                       (19,609)

                                                   TOTAL            $   5,099


     The Company's Federal income tax returns have been audited and accepted without change through June 30, 1989.


 (9)Common Stock and Earnings Per Share

     Earnings per share information is based on the weighted average number of common shares outstanding during the respective periods. The weighted average number of shares used in the computation was 1,346,757 in 1995, 1,350,708 in 1994 and 1,355,040 in 1993.


 (10)Segment Reporting

     A significant portion of the Company's business is the production of electronic equipment for military use, with the U.S. Government and its agencies being the largest customer and user. Sales were made to the U.S. Government and its agencies on both a prime and subcontract basis. Sales on a subcontract basis were made to both domestic and foreign customers. Of the total sales approximately $7,816,000 in 1995, $13,578,000 in 1994, and $14,845,000 in 1993 represented sales made on both a prime and subcontract basis to the U.S.
     Government and its agencies. Sales of this nature on a subcontract basis to two domestic customers and one foreign customer accounted for 31.5%, 24.2%, and 16.2%, respectively, of total sales in 1995. Sales of this nature on a subcontract basis to one domestic customer account for 66.8% of total sales in 1994. Sales of this nature on a subcontract basis to two domestic customers accounted for 59.7% and 15.8%, respectively, of total sales in 1993.


     Export sales in 1995 aggregated approximately $2,602,000. Export sales in 1994 and 1993 were not significant.

 (11)Related Transactions

     Barry Pinsley, son of the Company's president, Sol Pinsley, received from the Company approximately $54,000 in 1994 and $120,000 in 1993 for consulting services. On March 28, 1994, the arrangement for consulting services was terminated and Barry Pinsley is now employed as a vice-president of the Company.


 (12)Stock Rights Plan

     During 1989, the Company adopted a Shareholder Rights Plan in which common stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock outstanding as of or issued subsequent to April 14, 1989. Each right entitles the holder thereof to buy one-half share of common stock of the Company at an exercise price of $75 per share subject to adjustment. The rights are exercisable only if a person or group acquires beneficial ownership of 25% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in the offeror, together with all affiliates and associates thereof, being the beneficial owner of 30% or more of the Company's common stock.

     If a 25% or larger shareholder should engage in certain self-dealing transactions or a merger with the Company in which the Company is the surviving corporation and its shares of common stock are not changed or converted into equity securities of any other person, or if any person were to become the beneficial owner of 30% or more of the Company's common stock, then each right not owned by such shareholder or related parties of such shareholder (all of which will be void) will entitle its holder to purchase, at the right's then current exercise price, shares of the Company's common stock having a value of twice the right's exercise price. In addition, if the Company is involved in any other merger or consolidation with, or sells 50% or more of its assets or earning power to, another person, each right will entitle its holder To purchase, at the right's then current exercise price, shares of common stock of such other person having a value of twice the right's exercise price.


     The Company generally is entitled to redeem the rights at one cent per right at any time until the 15th day (or 25th day if extended by the Company's Board of Directors) following public announcement that a 25% position has been acquired or the commencement of a tender or exchange offer which, if consummated, would result in the offeror, together with all affiliates and associates thereof, being the beneficial owner of 30% or more of the Company's common stock.

 (13)Employee Stock Ownership Plan

     In 1989, the Company established an Employee Stock Ownership Plan
     (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 in 1989 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Since inception of the Plan, the ESOP has sold or distributed 17,729 shares of the Company's common stock to pay benefits to participants. At June 30, 1995, the ESOP held a total of 321,200 shares of the Company's common stock, of which 142,116 shares were allocated to participants in the Plan.


     The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Interest is payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying balance sheets.


     Each year, the Company makes contributions to the ESOP which are used to make loan payments. With each loan payment, a portion of the common stock is allocated to participating employees. In 1995, the Company's required contribution of $1,039,605 was reduced by $126,072 which represents the dividends paid to the unallocated ESOP shares. The resulting payment of $913,533 includes $432,590 classified as compensation expense. In 1994, the Company's required contribution of $1,039,605 was reduced by $138,679 which represents the dividends paid to the unallocated
     ESOP shares. The resulting payment of $900,926 includes $419,983 classified as compensation expense. In 1993, the Company's required contribution of $1,039,605 was reduced by $151,286 which represents the dividends paid to the unallocated ESOP shares. The resulting payment of $888,319 includes $407,376 classified as compensation expense.

 (14)Quarterly Financial Information (Unaudited)

                            First         Second        Third         Fourth
                            Quarter       Quarter       Quarter       Quarter
1995:

     Net sales            $4,161,569     2,814,595     3,496,584     4,101,349
     Gross profit            614,354       293,631       267,462       324,403
     Net earnings            174,765        33,407        74,149       209,446

  Net earnings per share  $      .13           .02           .06           .16

1994:

     Net sales            $4,500,088     4,371,411     1,989,770     3,817,034
     Gross profit            970,794       751,934       587,038       556,342
     Cumulative effect
     of change in
     accounting principle    201,653          -             -              -
     Net earnings            645,254       257,737       223,401       217,485

  Net earnings per share  $      .48           .19           .17           .16

1993:

     Net sales            $3,839,887     3,671,476     4,079,151     3,616,407
     Gross profit          1,341,527       771,270       703,802       682,474
     Net earnings            719,996       322,747       327,173       224,374

  Net earnings per share  $      .53           .24           .24           .17

                                     PART III

Item 10.        Directors and Executive Officers of the Registrant.

                (a)     Identification of Directors

                        Date Present Term            Other Positions
                        expires and Period           and Offices Held
Name                    Served as Director           With Registrant         Age

Joseph Canterino        Annual Meeting in            Vice President-
                        December 1995                 Manufacturing          70
                        Director since
                        December 11, 1992

Paul J . Corr           Annual Meeting in            None                    51
                        December 1996
                        Director since
                        April 3, 1992

William P. Greene       Annual Meeting in            None                    65
                        December 1995
                        Director since
                        April 3, 1992

Barry Pinsley           Annual Meeting in            Vice President -        53
                        December 1996                Special Projects
                        Director since
                        March 25, 1994

Howard Pinsley          Annual Meeting in            Vice President-
                        December 1997                Special Power
                        Director since               Supplies                55
                        December 11, 1992

Sol Pinsley             Annual Meeting in            President and Chief
                        December 1997                Executive Officer       82
                        Director since 1950












                                                  III-1

                        Date Present Term            Other Positions
                        Expires and Period           and Offices Held
Name                    Served as Director           With Registrant         Age

Seymour Saslow          Annual Meeting in            Vice President-         74
                        December 1995                Engineering
                        Director since
                        December 11, 1992

Michael W. Wool         Annual Meeting in            None                    49
                        December 1996
                        Director since 1990

                (b)     Identification of Executive Officers

                        Positions and
                        Offices Held                 Period Served As
Name                    With Company                 Executive Officer       Age

Sol Pinsley             President and                President and Chief     82
                        Chief Executive              Executive Officer for
                        Officer and                  more than the past five
                        Director                     years; Treasurer from
                                                     August 4, 1988 to
                                                     September 10, 1993

Seymour Saslow          Vice President-              Since April 3, 1992     74
                        Engineering and Director

Joseph Canterino        Vice President - Manu-       Since April 3, 1992     70
                        facturing and Director

Howard Pinsley          Vice President - Special      Since April 3, 1992    55
                        Power Supplies and Director

Barry Pinsley           Vice President-Special        Since March 25, 1994   53
                        Projects and Director

Herbert Potoker         Treasurer and Principal       Since September 10,    66
                        Financial Officer             1993

Garry M. Jones          Assistant Treasurer           Since August 4, 1988   55
                        and Principal Accounting      Principal Financial
                        Officer                       Officer from August 4,
                                                      1988 to September 10,
                                                      1993


                                       III-2

                Each officer's term of office is at the will of the Board of Directors, subject to the employment contract rights of Sol Pinsley. See
Item 11(a).

                (c)     Not applicable.

                (d) Sol Pinsley is the father of Barry Pinsley and uncle of Howard Pinsley. Barry Pinsley and Howard Pinsley are cousins. Howard Pinsley and Herbert Potoker are cousins.

                (e) Sol Pinsley has been for more than the past five years engaged on a full time basis as the President and Chief Executive Officer of the Company. For more than the past five years, Seymour Saslow was employed by the Company on a full time basis as Director of Engineering prior to being elected Vice President-Engineering on April 3, 1992. Joseph Canterino for more than the past five years was employed by the Company on a full-time basis as Plant Manager prior to being elected Vice President-Manufacturing on April 3, 1992. Howard Pinsley for more than the past five years was employed by the Company on a full time basis as Program Director prior to being elected Vice President - Special Power Supplies, on April 3, 1992. Herbert Potoker for more than the past five years was employed by the Company on a full time basis in a senior financial management position prior to being elected Treasurer and Principal Financial Officer on September 10, 1993. Mr. Potoker previously had been the Treasurer and Principal Financial and Accounting Officer of the Company until August 4, 1988. Garry M. Jones for more than the past five years was employed by the Company on a full time basis as Senior Accountant prior to being elected Assistant Treasurer and Principal Financial and Accounting Officer on August 4, 1988. Barry Pinsley is a Certified Public Accountant who for five years acted as a consultant to the Company prior to his election as a Vice President-Special Projects on March 25, 1994. Since 1975 to date, he has been a practicing Certified Public Accountant in Saratoga Springs, New York. Paul J. Corr is a Certified Public Accountant, who, from 1982 to 1993, was the managing partner of Corr & Company, a diversified public accounting firm in Latham, New York. He is currently the senior partner. Since 1981 to date, he has been Assistant Professor of Business at Skidmore College in Saratoga Springs, New York. William P. Greene from 1994 to present, employed as Vice President of Operations, Bulk Materials International Co., Newton, Conn.; from 1991 to 1994 was Associate Professor of Finance and International Business at Pennsylvania State University, Kutztown, Pennsylvania. From 1985 to 1990, he was Associate Dean at the School of Business, United States International University in San Diego, California; from 1982 to 1985, he was Chairman, Department of Business, Skidmore College, Saratoga Springs, New York; prior to that time, he had been employed as an officer with financial institutions. Michael W. Wool has been an attorney in private practice and a partner in the law firm presently known as Langrock, Sperry & Wool in Burlington, Vermont.
                        None of the directors holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Ex change Act or subject to the requirements of Section 15(d) of that Act or any company registered as an Investment company under the Investment Company Act of 1940.

                (f) None of the directors or executive officers of the Company were involved during the past five years in any of the legal proceedings specified under Item 401(f) of Regulation S-K.
                                    III-3

Item 11.        Executive Compensation.

                (a) Executive Compensation Table. The following table summarizes the annual compensation of the Company's Chief Executive Officer for fiscal years 1995, 1994 and 1993 and of the other five highest paid executive officers of the Company who were such as of June 30, 1995 and for each of the two prior fiscal years that they were executive officers for any part of such years:

                          SUMMARY COMPENSATION TABLE

Name and                        Fiscal     Annual Compensation     All Other
Principal Position              Year       Salary     Bonus      Compensation(1)

Sol Pinsley                     1995      $189,000     $25,000       $ 9,968
President and Chief             1994      $189,000     $25,000       $11,661
Executive Officer               1993      $192,100     $25,000       $10,416

Seymour Saslow                  1995      $108,000     $25,000       $10,393
Vice President-                 1994      $108,000     $25,000       $12,553
Engineering                     1993      $109,600     $25,000       $ 9,817

Joseph Canterino                1995      $ 98,280     $25,000       $11,320
Vice President -                1994      $ 98,280     $25,000       $12,780
Manufacturing                   1993      $ 99,700     $25,000       $ 9,945

Howard Pinsley                  1995      $ 90,450     $12,000       $11,042
Vice President -                1994      $ 90,450     $12,000       $12,544
Special Power                   1993      $ 91,725     $10,000       $ 6,229
Supplies

Herbert Potoker                 1995      $100,280     $25,000       $ 9,320
Treasurer and                   1994      $101,280     $25,000       $10,280
Principal Financial Officer

Barry Pinsley                   1995      $ 79,500     $10,000       $ 8,083
Vice President
Special Projects

       The executive officers of the Company are covered under group life and medical and health plans which do not discriminate in favor of the officers or directors of the Company and which are available generally to all salaried employees.

       (1) Represents (a) the cash and market value of the shares allocated for the respective fiscal years under the Company's Employee Retirement Plan and Trust ("ESOP") to the extent to which each named executive officer is vested, and (b) directors' fees except for Mr. Potoker.


                                           III-4

               Under the Company's Employee Retirement Plan and Trust ("ESOP"), approved by the Board of Directors on June 2, 1989, effective July 1, 1988, all non-union employees of the Company, including the Company's executive officers, five of whom, Sol Pinsley, Seymour Saslow, Joseph Canterino, Barry Pinsley and Howard Pinsley, are directors of the Company, are eligible to participate. The ESOP is a non-contributory plan which is designed to invest primarily in shares of common stock of the Company. Reference is made to, and there is incorporated by reference, the description of the ESOP, its implementation and pertinent documents attached as exhibits in the Company's Form 8-K dated
June 16, 1989, filed with the Commission on June 20, 1989, and to the amendments thereto filed as an Exhibit to the 10-K Report for the fiscal year ended June 30, 1991. Certain technical amendments not considered material were adopted during the year effective as of June 30, 1994.

               Of the 124,387.55 shares of common stock of the Company allocated to participants of the ESOP as of June 30, 1995, 2,140.12 shares were allocated to Sol Pinsley, 3,845.12 each were allocated to Joseph Canterino and Herbert Potoker, 3,526.14 shares were allocated to Howard Pinsley, 3,655.12 sha res were allocated to Seymour Saslow and 467.94 shares were allocated to Barry Pinsley.

               (b) Compensation of Directors. The Company's standard arrangement compensates each director of the Company a fee in the amount of $500 for each meeting of the Board of Directors attended by such director. No amount in excess of such fee per meeting of the Board of Directors was paid to any director during the last fiscal year for services as a director. However, three directors, Michael Wool, Paul J. Corr and William P. Greene were each paid an additional $500 per meeting for services on the Audit Committee, for which there were three meetings. Albert Braim, who was a director until his death on October 20, 1994, was paid $19,000 for legal services rendered to the Company for the fiscal year ended June 30, 1995. Paul J. Corr was paid $500 for consulting services for the fiscal year ended June 30, 1995. William P. Greene was paid $1,000 for services as an additional plan administrator of the Company's ESOP for the fiscal year ended June 30, 1995. Langrock, Sperry &
Wool, of which Michael W. Wool is a partner, was paid $51,300 for legal services for the fiscal year ended June 30, 1995. The Summary Compensation Table under
Item 11(a) includes under "All Other Compensation" for Sol Pinsley, Seymour Saslow, Joseph Canterino and Howard Pinsley and Barry Pinsley, the above mentioned fee per meeting of the Board paid to such named executive officers.

               (c) Employment Contracts and Termination of Employment and Change in Control Agreements. There has been in effect since July 1, 1973 a full time employment contract with Sol Pinsley, President, Chief Executive Officer and a Director.

The most recent employment contract was entered into by the Company with Mr. Pinsley on June 12, 1995 pursuant to prior authorization given by the Board of Directors on March 24, 1995. This employment contract which was approved and ratified by the Board of Directors on June 17, 1995 is dated and effective as of January 1, 1995 for a term expiring December 31, 1998, and covers Mr. Pinsley's employment as President (or Chairman of the Board) and Chief Executive Officer and also as a non-executive officer employee should Mr. Pinsley elect to become a non-executive officer employee. The agreement provides a minimum base annual compensation of $182,000 for each calendar year commencing 1995 and the Board of

                                  III-5

Directors in its discretion may increase such compensation for any calendar year and/or award Mr. Pinsley a bonus for any calendar year. The foregoing compensation is to be reduced by $40,000 per annum in the event Mr. Pinsley elects to become a non-executive officer employee. The employment agreement further provides that in the event of his disability the foregoing compensation shall continue to be paid to Mr. Pinsley until the expiration date of the agreement, and, in the event of his death, such compensation shall be paid to his estate until the expiration date of the agreement or 187 days after his death, whichever is later. The agreement provides for (i) a restrictive covenant of non-competition by Mr. Pinsley and (ii) his covenant not to divulge or use other than for the registrant confidential information concerning the registrant, during and for 18 months after the expiration date of the agreement.






































                                     III-6

Item 12.       Security Ownership of Certain
               Beneficial Owners and Management.


               (a) Security Ownership of Certain Beneficial Owners. The following information is furnished as of September 19, 1995 (unless otherwise indicated) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:


(1)                (2)                     (3)                          (4)

                                         Amount and
                                         Nature of
Title of         Name and Address        Beneficial                 Percent of
 Class           of Beneficial Owner     Ownership                     Class


Common Stock     Sol Pinsley             80,261     -Direct (a)        5.995%
$.333p.v.        P.O. Box 422            2,140.12   -Indirect (a)       .1598%
                 Saratoga Springs,
                 NY  12866

   "             The Entwistle Co.       151,400    -Direct (b)       11.309%
                 Bigelow Street
                 Hudson, MA  01749

   "             Tweedy Browne Company L.P.
                 52 Vanderbilt Avenue
                 New York, NY  10017      85,500    -Direct (c)        6.386%

   "             Dimensional Fund         75,100    -Direct (d)        5.609%
                 Advisors Inc.
                 1299 Ocean Avenue
                 11th Floor
                 Santa Monica, CA  90401









                                              III-7

(1)                (2)                     (3)                          (4)

                                           Amount and
                                           Nature of
Title of           Name and Address        Beneficial                 Percent of
 Class             of Beneficial Owner     Ownership                    Class


Common Stock       The Adirondack Trust    308,788    -Direct (e)     23.065%
$.333 p.v.         Company, as Trustee
                   473 Broadway
                   Saratoga Springs,
                   NY  12866


(a) Does not include 4,200 shares of common stock of the Company owned by the Estate of the spouse of Sol Pinsley, beneficial ownership of which is disclaimed by Mr. Pinsley. The shares listed as indirectly owned by Sol Pinsley are the shares allocated to him as of June 30, 1995 as a participant in the Company's ESOP. Mr. Pinsley has the right under the ESOP to direct the manner in which such shares allocated to him are to be voted by the ESOP Trust.

(b) This information is from Amendment No. 10 to Schedule 13D Report dated September 11, 1990 filed with the Commission by The Entwistle Company. According to Form 3 dated April 30, 1991 filed with the Commission on behalf of Herbert I. Corkin, Mr. Corkin is a controlling person of the Entwistle Company and thus indirectly beneficially owns such 151,4000 shares, and Mr. Corkin also owns 24% of the stock of Global Securities which is reported to own 68,000 shares of the Company, beneficial ownership of which is disclaimed by Mr. Corkin.

(c) This information is from the Amendment No. 1, dated March 24, 1995 to Form 13D, dated March 14, 1995 both of which were filed with the Commission by Tweedy Browne Company L.P.


(d) This information is from the Schedule 13G Report dated January 30, 1995 filed with the Commission by Dimensional Fund Advisors Inc. has informed the Company by letter dated February 9, 1995 that it disclaims beneficial ownership of all such shares.

(e) This information is from the Form 4 dated August 24, 1995, filed with the Commission by said Trustee on behalf of the Company's Employee Retirement Plan and Trust ("ESOP"). The ESOP Trustee has sole voting power with respect to un allocated common shares owned by the Trust, 189,108 shares as of August 24, 19 95, as directed by the Plan Administrator appointed by the Company's Board of Directors. As to the common shares allocated to participants, 119,680 shares as of August 24, 1995, the ESOP Trustee has the power to vote such shares as directed by such Plan Administrator to the extent the participants do not direct the manner in which such shares are to be voted.



                                      III-8

(b) Security Ownership of Management. The following information is furnished as of September 19, 1995 (unless otherwise indicated), as to each class of equity securities of the Company beneficially owned by all the Directors and by Directors and Officers of the Company as a Group:

(1)                (2)                     (3)                          (4)

                   Amount and
                   Nature of
Title of           Name of                 Beneficial               Percent of
 Class             Beneficial Owner        Ownership                    Class

Common Stock
$.333 p.v.         Paul J. Corr              500     -Direct          .0373%

   "               William P. Greene          None                    0

   "               Michael W. Wool            None                    0

   "               Sol Pinsley            80,261     -Direct  (a)    5.995%  (a)
                                          2,140.12  -Indirect (b)     .1598% (b)

   "               Seymour Saslow           None     -Direct           0
                                          3,655.12  -Indirect (b)     .273%  (b)

   "               Joseph Canterino        7,500     -Direct          .56%
                                           3,845.12  -Indirect (b)    .2872% (b)

   "               Howard Pinsley         39,134     -Direct         2.923%
                                           3,526.14  -Indirect (b)    .2633% (b)

   "               Barry Pinsley           3,000     -Direct (c)      .224%  (c)
                                           467.94  -Indirect (b)      .0349% (b)

   "               Herbert Potoker         6,490     -Direct (d)      .4847% (d)
                                           3,845.12  -Indirect (b)    .2872% (b)

   "               Officers and Directors  134,385  -Direct (e)     10.038%  (e)
                   as a Group               20,361.35  -Indirect (f) 1.5209% (f)


(a) The Estate of Ruth Pinsley, the deceased spouse of Mr. Sol Pinsley, beneficially owns 4,200 shares of common stock of the Company, beneficial ownership of which is disclaimed by Mr. Pinsley. Mr. Barry Pinsley is executor of the estate.



                                                  III-9

(b) Allocated respectively as of June 30, 1995 to Messrs. Sol Pinsley, Barry Pinsley, Seymour Saslow, Joseph Canterino, Herbert Potoker and Howard Pinsley as participants in the Company's ESOP and as to which such shares each such person has the right to direct the manner in which such shares allocated to him are to be voted by the ESOP Trust.

(c) The spouse of Barry Pinsley and his children, respectively, beneficially own 1,300 and 900 shares of common stock of the Company, beneficial ownership of which is disclaimed by Mr. Pinsley.

(d) The spouse of Herbert Potoker beneficially owns 300 shares of common stock of the Company, beneficial ownership of which is disclaimed by Mr. Potoker

(e)    See footnotes (a), (c), and (d).

(f) Allocated as of June 30, 1995 to all officers, five of whom are directors, as participants in the Company's ESOP, and as to which allocated shares the respective officers and directors each has the right to direct the manner in which such shares are to be voted by the ESOP Trustee.

Item 13.       Certain Relationships and Related Transactions.

               (a) Transactions with Management and others. For the fiscal year ended June 30, 1995, Christopher Canterino, who is a full time employee of the Company and the son of Joseph Canterino, received compensation as such employee of $77,100.


       As previously reported, the Company established and sold to the ESOP Trust on June 5, 1989, 331,224 shares of the Company's treasury stock at a price of $26.50 per share, which purchase price was funded by the Company making a cash contribution and loan. Each year, the Company makes contributions to the ESOP which are used to make loan interest and principal payments to the Company. With each such payment, a portion of the common stock held by the ESOP is allocated to participating employees. As of June 30, 1995, there were 124,387.55 shares allocated to participants. The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Officers of the Company, including five (Sol Pinsley, Seymour Saslow, Joseph Canterino, Howard Pinsley and Barry Pinsley) who are directors, are eligible to participate in








                                   III-10
the ESOP and to have shares and cash allocated to their accounts and distributed to them in accordance with the terms of the ESOP.

       As previously reported in the Company's Report on Form 8-K dated August 18, 1992, the Company purchased on July 29, 1992 in a private transaction at the negotiated price of $15 per share; all cash, an aggregate of 33,618 shares of its common stock from the Estate of Frieda Pinsley which was sold by the Estate on behalf of the grandchildren legatees of such shares bequeathed in the will of ieda Pinsley. Mrs. Pinsley had been a director and officer of the Company, and the Executor of her Will, her son, Howard Pinsley, is an executive officer and director of the Company and a nephew of Sol Pinsley, the Company's president.
               (b), (c) and (d).  Not applicable.



                                                 III-11

                       ESPEY MFG. & ELECTRONICS CORP.

                                  PART IV


Item 14.Exhibits,


   Financial Statement Schedules, and Reports on Form 8-K


   (a)1. Financial Statements



         Included in Part II of this report:


         Independent Auditors' Report

         Balance Sheets at June 30, 1995 and 1994

         Statements of Earnings for the years ended June 30, 1995, 1994 and 1993


      Statements of Changes in Stockholders' Equity for the years ended June 30, 1995, 1994 and 1993



         Statements of Cash Flows for the years ended June 30, 1995, 1994 and
         1993


         Notes to Financial Statements

      2. Financial Statement Schedules



         Included in Part IV of this report:


           Schedule II- Valuation and Qualifying Accounts




      Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


      3. Exhibits



         (i)Statement re: computation of per share earnings



   (b)Reports on Form 8-K



     The Company filed a report on Form 8-K during the 4th quarter of the period covered by this report. The report was filed on June 13, 1995. On June 12, 1995, pursuant to authorization by the Board of Directors, the Company entered into an employment contract with Sol Pinsley, as President and Chief Executive Officer, dated and effective January 1, 1995 for a term expiring December 31, 1998.

                                       Schedule II

                               ESPEY MFG. & ELECTRONICS CORP.

                              Valuation and Qualifying Accounts

                          Years ended June 30, 1995, 1994 and 1993





                        Balance at       Additions     Deductions     Balance at
                         beginning          to            from          end of
         Description     of period        reserve        reserve        period

 Allowance for
  doubtful accounts:

         1995           $    3,000           -               -           3,000

         1994           $    3,000           -               -           3,000

         1993           $    3,000           -               -           3,000



 Allowance for unrealized
  losses on marketable
  equity securities:

          1995          $      -             -               -             -

          1994          $      -             -               -             -

          1993          $      -             -               -             -

                      ESPEY MFG. & ELECTRONICS CORP.

                   Computation of per Share Earnings as
                     Disclosed in Item 14 of Form 10-K

                      Five years ended June 30, 1995




                          1995       1994         1993       1992        1991

 Computation of
 earnings per share:
   Number of shares
    issued at
    beginning of year  1,514,937   1,514,937   1,514,937   1,514,937   1,514,937
   Monthly weighted
    average number
    of treasury shares  (168,180)   (164,229)   (159,897)   (119,786)  (104,458)
   Weighted average
    number of primary
    shares outstanding 1,346,757   1,350,708   1,355,040    1,395,151  1,410,479

   Net earnings       $  491,767   1,343,877   1,594,290    1,885,208  2,534,250

   Per share          $      .37        1.00        1.18         1.35       1.80

                            S I G N A T U R E S

     Pursuant to the requirements of section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ESPEY MFG. & ELECTRONICS CORP.


                                          Sol Pinsley, President and
                                            Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              Sol Pinsley
                              President and Director
                              (Principal Executive Officer)
                              20 September 1995

                              Herbert Potoker
                              Treasurer
                              (Principle Financial Officer)
                              20 September 1995

                              Garry M. Jones
                              Assistant Treasurer
                              (Principle Accounting Officer)
                              20 September 1995

                              Howard Pinsley
                              Vice President and Director
                              20 September 1995

                              Barry Pinsley
                              Vice President and Director
                              20 September 1995

                              Joseph Canterino
                              Vice President and Director
                              20 September 1995

                              Seymour Saslow
                              Vice President and Director
                              20 September 1995

                              Michael W. Wool
                              Director
                              20 September 1995

                              Paul J. Corr
                              Director
                              20 September 1995

                              William P. Greene
                              Director
                              20 September 1995