Form 10-Q
period 1995-09-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1995-11-07
CIK 33533

SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D. C.  20459

                                          FORM   10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended   September 30, 1995    Commission File Number  I-4383


                            ESPEY MFG. & ELECTRONICS CORP.
        (Exact name of registrant as specified in charter)


                 NEW YORK                                14-1387171
       (State of Incorporation)                   (I.R.S. Employer's Ident No.)


                P. O. Box 422,  Saratoga Springs,  New York            12866
                (Address of principal executive offices)             (Zip Code)



              Registrant's telephone number, include area code     518-584-4100




              Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as at the end of the period covered by this
              report    1,338,741    .


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES    X                                 NO














                                     ESPEY MFG. & ELECTRONICS CORP.

                                              I N D E X





PART I               FINANCIAL INFORMATION                                 PAGE


                     Item 1        Financial Statments:


                                   Balance Sheets - September 30, 1995        1
                                   and June 30, 1995


                                   Statements of Earnings - Three Months      3
                                   Ended September 30, 1995 and 1994


                                   Statements of Cash Flows - Three Months    4
                                   Ended September 30, 1995 and 1994


                                   Notes to Financial Statements              5
                                   September 30, 1995 and 1994


                     Item 2        Management's Discussion and Analysis of    7
                                   Financial Condition and Results of
                                   Operations.



PART II              OTHER INFORMATION                                        9

                     SIGNATURES                                               10





                                   ESPEY MFG. & ELECTRONICS CORP.

                                            Balance Sheets

                             September 30, 1995 and June 30, 1995

                                             A S S E T S

                                                                Unaudited
                                                                  1995              1995
                                                               September 30        June 30
CURRENT ASSETS:

       Cash                                                   $     126,931        $     231,675
       Short-term investments at cost
          (market value September 30, 1995,
            $500,000 and June 30, 1995,
              $1,497,681)                                           500,000            1,467,540
                     Total Cash and Short-term
                            Investments                             626,931            1,699,215

       Marketable investment securities - current                11,375,203           10,454,464

       Trade accounts receivable net of
          $3000 allowance September 30, 1995
          and June 30, 1995                                       1,707,618            1,925,778
       Other receivables                                            320,949               20,627

                     NET RECEIVABLES                              2,028,567            1,946,405

       Inventories:

          Raw materials and supplies                                275,092              400,778
          Work-in-process                                         1,251,000            1,078,169
          Costs relating to contracts in
              process, net of progress payments
              of $1,297,800 - September 30, 1995 and
              $2,121,800 - June 30,1995                           9,646,106            8,769,378

                     NET INVENTORIES                             11,172,198           10,248,325

       Income tax refund receivable                                  378,547             410,467
       Prepaid expenses and other current assets                    109,545              385,033

                     TOTAL CURRENT ASSETS                        25,690,991           25,143,909

MARKETABLE INVESTMENT SECURITIES                                    100,000              100,000

PROPERTY, PLANT AND EQUIPMENT AT COST                            11,486,517           11,464,636

       Less: Accumulated depreciation and
             amortization                                        (7,973,746)          (7,868,827)

              NET PROPERTY, PLANT AND EQUIPMENT                   3,512,771            3,595,809

                     TOTAL                                    $  29,303,762        $  28,839,718



                                             - 1 -                                 (Continued)

                                   ESPEY MFG. & ELECTRONICS CORP.

                                     Balance Sheets, Continued

                          September 30, 1995 and June 30, 1995

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 Unaudited
                                                                     1995           1995
                                                               September 30        June 30
CURRENT LIABILITIES:

       Accounts Payable                                       $    898,890         $    596,823
       Accrued expenses:
          Salaries, wages and commissions                          170,986              104,269
          Employees' insurance costs                                47,620               50,293
          ESOP payable                                             106,572                 -
          Other                                                     13,353               14,588
          Payroll and other taxes withheld
              and accrued                                           73,664              141,513
          Dividends payable                                        937,119                  -
          Deferred income taxes - current                           41,682               75,915

                     TOTAL CURRENT LIABILITIES                   2,289,886              983,401


Deferred income taxes                                               48,947               30,697

                     TOTAL LIABILITIES                           2,338,833            1,014,098

STOCKHOLDERS' EQUITY:

       Common stock, par value .33-1/3 per
       share.  Authorized 2,250,000 shares;
       issued 1,514,937 shares September 30, 1995
       and June 30, 1995.                                          504,979              504,979

       Capital in excess of par value                           10,496,287           10,496,287

       Retained earnings                                        23,884,592           24,678,208
                                                                34,885,858           35,679,474

       Less:  Common stock subscribed                          ( 5,027,962)         ( 5,027,962)
               Cost of 176,196 shares on September
               30, 1995 and 171,489 shares on
               June 30, 1995 of common stock in
               treasury                                        ( 2,892,967)         ( 2,825,892)

              TOTAL STOCKHOLDERS' EQUITY                        26,964,929           27,825,620

                            TOTAL                             $ 29,303,762         $ 28,839,718

<F1>

       See accompanying notes to financial statements


                                   ESPEY MFG. & ELECTRONICS CORP.

                                      Statements of Earnings

                      Three Months Ended September 30, 1995 and 1994



                                                                              Unaudited
                                                                             Three Months
                                                             September 1995            September 1994
Net Sales                                                       $    4,000,805            $   4,161,569

Cost of sales                                                        3,596,130                3,547,215

                            GROSS PROFIT                               404,675                  614,354

Selling, general and administrative
       expenses                                                        411,535                  415,664

                            OPERATING INCOME                   (        6,860)                  198,690

Other Income:

       Interest income and dividends                                   159,462                  146,439
       Sundry income                                                     6,838                    2,636

                                                                       166,300                  149,075


Earnings before income taxes                                           159,440                  347,765

Provision for income taxes                                             61,000                   173,000


                            NET EARNINGS                      $        98,440             $     174,765




Earnings per Share:

Net earnings                                                     $ .07                           $ .13


Average number of shares outstanding                          1,341,350                      1,349,405



<F1>
    See accompanying notes to financial statements

                                   ESPEY MFG. & ELECTRONICS CORP.
                                     Statements of Cash Flows
                         Three Months Ended September 30, 1995 and 1994
                                                                                Unaudited
                                                                              September 30
                                                                         1995                 1994
Cash Flows From Operating Activities:

       Net earnings                                                  $      98,440        $    174,765

Adjustments to reconcile net earnings to net cash provided by operating activities:

       Tax effect of dividends on unallocated ESOP shares                   45,063              50,070
       Depreciation                                                        104,919             102,073
       Changes in assets and liabilities:
              Decrease (increase) in receivables, net                (      82,162)       (  1,301,772)
              Decrease (increase) in inventories, net                (     923,873)            761,620
              Decrease (increase) in other current assets                  275,488              94,432
              Decrease (increase) in income tax refund receivable           31,920             143,691
              Increase (decrease) in accounts payable                      302,067             229,842
              Increase (decrease) in accrued salaries,                      66,717              67,353
                     wages and commissions
              Increase (decrease) in accrued employee                (       2,673)       (     14,096)
                     insurance costs
              Increase (decrease) in other accrued expenses          (       1,235)       (      3,390)
              Increase (decrease) in payroll & other                 (      67,849)       (     68,926)
                     taxes withheld and accrued
              Decrease in deferred income taxes                      (      15,983)       (     20,761)
              Increase (decrease) in accrued ESOP contributions            106,572             108,148

                                   Net cash provided by (used by)
                                   operating activities              (      62,589)            323,049

Cash Flows From Investing Activities:

       Additions to property, plant & equipment                      (      21,881)       (    341,819)
       Proceeds from sale of marketable investment securities              971,174                -
       Purchases of marketable investment securities                 (   1,891,913)               -


                                   Net cash provided by (used in)
                                   investing activities              (     942,620)       (    341,819)

Cash Flows From Financing Activities:

       Purchase of treasury stock                                    (      67,075)       (     31,837)

                                   Net cash used in
                                   financing activities              (      67,075)       (     31,837)

Increase (decrease) in cash and short-term investments               (   1,072,284)       (     50,607)


Cash and short-term investments, beginning of period                     1,699,215          13,469,584

Cash and short-term investments, end of period                       $     626,931        $ 13,418,977



Income Taxes Paid                                                    $      -             $       -

<F1>
See accompanying notes to financial statements.

                                          - 4 -

                            ESPEY MFG. & ELECTRONICS CORP.

                            Notes to Financial Statements

                                ___________________

1.In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1995, and the results of operations for each of the three month periods ended September 30, 1995 and 1994.

2.The earnings per share computations for September 30, 1995 were based on 1,341,350 shares and on 1,349,405 shares for September 30, 1994. These represent the average number of shares outstanding for each respective period.

3.Revenues and other income include interest on Certificates of Deposit and Treasury Bills in addition to dividends on preferred stocks.

4.There were no material unusual charges or credits to operations or a change in accountants during the most recently completed quarter which would require the filing of a Form 8-K.

5.There were no securities sold by the Company during the current quarter which were not registered under the Securities Act of 1934 in reliance upon an exemption from registration provided in Section 4 (2) of the Act.

6.For purposes of the statements of cash flows, the Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

7.In fiscal 1989 the Company established an Employee Stock Ownership Plan (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock.

  The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Interest is payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying balance sheets.

  Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of September 30, 1995 there were 119,680 shares allocated to participants.

8.The Company adopted the provisions of Statement of Financial Accounting
  Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at July 1, 1994. Upon adoption of SFAS No. 115, at July 1, 1994, all amounts included in short-term investments matured within three months of the adoption date. Therefore no amounts were transferred to marketable investment securities upon adoption and there was no cumulative effect from this change.

                   ESPEY MFG. & ELECTRONICS CORP.

            Management's Discussion and Analysis of

              Financial Condition and Results of Operations


Sales for the three months ended September 30, 1995 were $4,000,805 as compared to $4,161,569 for the same period in 1994. Sales volume is largely dependent on both lead times required for new orders and the specific delivery needs of our customers.

Net earnings for the three month period were $98,440, or $.07 per share compared to $174,765, or $.13 per share for the corresponding period of last year.

Most of the contracts shipped in the current quarter carried a lower gross profit margin than those shipped last year. As a result, cost of sales rose to 90% compared to the 85% reflected last year. This increase is the primary reason for the decrease in net profits. As previously indicated in prior reports we are making every effort to alleviate this situation, primarily by attempting to introduce products and services of a more proprietary nature into both the military and industrial marketplace. The President's message contained in the Annual Report addressed some of our specific areas of concentration.

Selling and G & A expenses decreased marginally during the current period.

Although our investment base was somewhat lower during the current period, investment income rose by approximately 10% due to a continuing increase in short-term interest rates. The Company does not feel that there is any risk associated with its investment policy, since approximately 90% of our investments are represented by U.S. Government T-Bills, with the balance represented by Certificates of Deposit and one preferred stock issue in a major utility.

Since the debt of the Company's ESOP is not to an outside party, we have eliminated from the Statements of Earnings the offsetting items of Interest Income and Interest Expense relating to the ESOP. We have also eliminated the offsetting accruals from the Balance Sheets.

The Company, when possible, funds all of its operations including Financing Activities and Investing Activities with cash flows resulting from Operating Activities. It is felt that in the future, funds from Operating Activities will continue to be adequate to meet these needs. For the current three month period capital expenditures were approximately $22,000.

During the three month period ended September 30, 1995 the Company repurchased 4,707 shares of its common stock.

Under existing authorizations, as of September 30, 1995, funds in the amount of $1,016,242 were available for the continuing repurchase of the Company's shares.

The backlog as of September 30, 1994 was $18,055,689. The backlog as of September 30, 1995 was $18,319,247.

A dividend in the amount of $.70 per share was declared payable November 21, 1995 to shareholders of record on October 27, 1995.

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




 06 November 1995
        Date