Form 10-Q
period 1995-12-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1996-02-13
CIK 33533

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C.  20459

                            FORM   10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended   December 31, 1995    Commission File Number I-4383


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




Number of shares outstanding of issuer's class of common stock
$.33-1/3 par value as at the end of the period covered by this report 1,338,046.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              YES    X                                  NO

                       ESPEY MFG. & ELECTRONICS CORP.

                                I N D E X





PART I FINANCIAL INFORMATION                                                PAGE


       Item 1        Financial Statments:


                     Balance Sheets - December 31, 1995                        1
                     and June 30, 1995


                     Statements of Earnings - Six Months                       3
                     Ended December 31, 1995 and 1994


                     Statements of Cash Flows - Six Months                     4
                     and Three Months Ended December 31, 1995
                     and 1994


                     Notes to Financial Statements                             5
                     December 31, 1995 and 1994


       Item 2        Management's Discussion and Analysis of                   7
                     Financial Condition and Results of
                     Operations.



PART II  OTHER INFORMATION                                                    9

         SIGNATURES                                                           10




                                   ESPEY MFG. & ELECTRONICS CORP.

                                            Balance Sheets

                                  December 31, 1995 and June 30, 1995

                                             A S S E T S

                                                                 Unaudited
                                                                   1995               1995
                                                                December 31         June 30
CURRENT ASSETS:

       Cash and cash equivelents                               $     846,609        $     231,675
       Short-term investments at cost
          (market value December 31, 1995,
            $300,235 and June 30, 1995,
              $1,497,681)                                            300,000            1,467,540
                     Total Cash and Short-term
                            Investments                            1,146,609            1,699,215

       Marketable investment securities - current                  9,469,817           10,454,464

       Trade accounts receivable net of
          $3000 allowance December 31, 1995
          and June 30, 1995                                        2,386,905            1,925,778
       Other receivables                                             302,313               20,627

                     NET RECEIVABLES                               2,689,218            1,946,405

       Inventories:

          Raw materials and supplies                                 309,562              400,778
          Work-in-process                                          1,148,000            1,078,169
          Costs relating to contracts in
              process, net of progress payments
              of $773,800 - December 31, 1995 and
              $2,121,800 - June 30,1995                            9,689,451            8,769,378

                     NET INVENTORIES                              11,147,013           10,248,325

       Income tax refund receivable                                   277,564             410,467
       Prepaid expenses and other current assets                     340,356              385,033

                     TOTAL CURRENT ASSETS                         25,070,577           25,143,909

MARKETABLE INVESTMENT SECURITIES                                     100,000              100,000

PROPERTY, PLANT AND EQUIPMENT AT COST                             11,568,602           11,464,636

       Less: Accumulated depreciation and
             amortization                                         (8,080,521)          (7,868,827)

              NET PROPERTY, PLANT AND EQUIPMENT                    3,488,081            3,595,809

                     TOTAL                                     $  28,658,658        $  28,839,718



                                             - 1 -                                  (Continued)






                                ESPEY MFG. & ELECTRONICS CORP.

                                   Balance Sheets, Continued

                              December 31, 1995 and June 30, 1995

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 Unaudited
                                                                   1995               1995
                                                                December 31         June 30
CURRENT LIABILITIES:

       Accounts Payable                                        $    756,386         $    596,823
       Accrued expenses:
          Salaries, wages and commissions                           314,142              104,269
          Employees' insurance costs                                 46,229               50,293
          ESOP payable                                              213,143                 -
          Other                                                      15,693               14,588
          Payroll and other taxes withheld
              and accrued                                           156,750              141,513
          Dividends payable                                             -                    -
          Deferred income taxes - current                            40,645               75,915

                     TOTAL CURRENT LIABILITIES                    1,542,988              983,401


Deferred income taxes                                                34,000               30,697

                     TOTAL LIABILITIES                            1,576,988            1,014,098

STOCKHOLDERS' EQUITY:

       Common stock, par value .33-1/3 per
       share.  Authorized 2,250,000 shares;
       issued 1,514,937 shares December 31, 1995
       and June 30, 1995.                                           504,979              504,979

       Capital in excess of par value                            10,496,287           10,496,287

       Retained earnings                                         24,010,498           24,678,208
                                                                 35,011,764           35,679,474

       Less:  Common stock subscribed                           ( 5,027,962)         ( 5,027,962)
               Cost of 176,891 shares on December
               31, 1995 and 171,489 shares on
               June 30, 1995 of common stock in
               treasury                                         ( 2,902,132)         ( 2,825,892)

              TOTAL STOCKHOLDERS' EQUITY                         27,081,670           27,825,620

                            TOTAL                              $ 28,658,658         $ 28,839,718

<F1>
       See accompanying notes to financial statements


                                                ESPEY MFG. & ELECTRONICS CORP.

                                                     STATEMENTS OF EARNINGS

                                      Six and Three Months Ended December 31, 1995 and 1994

                                                              Unaudited                                 Unaudited
                                                            Three Months                                Six Months
                                                      1995              1994                    1995                 1994
Net Sales                                        $  4,434,896         $  2,814,595         $  8,435,701          $  6,976,164

Cost of sales                                       3,947,980            2,520,964            7,544,110             6,068,179

              Gross profit                            486,916              293,631              891,591               907,985

Selling, general and administrative expenses          443,195              386,019              854,730               801,683
              Operating income (loss)                  43,721         (     92,388)              36,861               106,302

Other income
       Interest income and dividends                  166,748              156,725              326,210               303,164
       Sundry income                                      437                1,070                7,275                 3,706
                                                      167,185              157,795              333,485               306,870

Earnings before income taxes                          210,906               65,407              370,346               413,172

Provision for income taxes                             85,000               32,000              146,000               205,000


              Net earnings                       $    125,906         $     33,407         $    224,346          $    208,172

Earnings per share:


Net earnings                                        $ .10                 $ .02                 $ .17                $ .15


Average number of shares outstanding                1,338,552            1,347,572            1,339,951             1,348,488


<F1>
See accompanying notes to Financical Statements






                                   ESPEY MFG. & ELECTRONICS CORP.
                                     Statements of Cash Flows
                            Six Months Ended December 31, 1995 and 1994
                                                                                  Unaudited
                                                                                 December 31
                                                                          1995                 1994
Cash Flows From Operating Activities:
       Net earnings                                                   $     224,346        $    208,172

Adjustments to reconcile net earnings to net cash provided by operating activities:

       Tax effect of dividends on unallocated ESOP shares                    45,063              50,070
       Depreciation                                                         211,694             207,039
       Changes in assets and liabilities:
              Decrease (increase) in receivables, net                 (     742,813)       (    850,849)
              Decrease (increase) in inventories, net                 (     898,688)            168,445
              Decrease (increase) in other current assets                    44,677        (    134,037)
              Decrease (increase) in income tax refund receivable           132,903              88,999
              Increase (decrease) in accounts payable                       159,563             522,876
              Increase (decrease) in accrued salaries,                      209,873             176,645
              wages and commissions
              Increase (decrease) in accrued employee                 (       4,064)       (     15,635)
                     insurance costs
              Increase (decrease) in other accrued expenses                   1,105        (      4,508)
              Increase (decrease) in payroll & other                         15,237        (     20,464)
                     taxes withheld and accrued
              Increase (decrease) in income tax payable                         -                  -
              Decrease in deferred income taxes                       (      31,967)       (     41,527)
              Increase (decrease) in accrued ESOP contributions             213,143             216,295

                                   Net cash provided by (used in)
                                   operating activities               (     419,928)            571,521

Cash Flows From Investing Activities:

       Additions to property, plant & equipment                       (     103,966)       (    706,340)
       Proceeds from sale of marketable investment securities             4,796,099              -
       Purchases of marketable investment securities                  (   3,811,452)             -
                                   Net cash provided by (used in)
                                   investing activities                     880,681        (    706,340)

Cash Flows From Financing Activities:

       Dividends on common stock                                      (     937,119)       (    809,042)
       Purchase of treasury stock                                     (      76,240)       (     54,094)

                                   Net cash used in
                                   financing activities               (   1,013,359)       (    863,136)

Increase (decrease) in cash and short-term investments                (     552,606)       (    997,955)

Cash and short-term investments, beginning of period                      1,699,215          13,469,584

Cash and short-term investments, end of period                        $   1,146,609        $ 12,471,629



Income Taxes Paid                                                     $     -              $    116,000

<F1>
See accompanying notes to financial statements.

                                          - 4 -

                            ESPEY MFG. & ELECTRONICS CORP.

                            Notes to Financial Statements

                                ___________________

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of Decmember 31, 1995, and the results of operations for each of the three and six month periods ended December 31, 1995 and 1994 and cash flows for the six month periods ended December 31, 1995 and 1994.

2. The earnings per share computations for December 31, 1995 were based on 1,339,951 shares and on 1,348,488 shares for December 31, 1994. These represent the average number of shares outstanding for each respective period.

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

   Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of December 31, 1995 there were 118,986 shares allocated to participants.


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

                    ESPEY MFG. & ELECTRONICS CORP.

              Management's Discussion and Analysis of

            Financial Condition and Results of Operations


Sales for the six months ended December 31, 1995 were $8,435,701 as compared to $6,976,164 for the same period in 1994. Sales volume is largely dependent on both lead times required for new orders and the specific delivery needs of our customers.

Net earnings for the six month period were $224,346 or $.17 per share compared to $208,172 or $.15 per share for the corresponding period of last year.

Most of the contracts shipped during the current six month period reflected about the same gross profit margin as those shipped in the comparable six month period last year. Cost of sales for both six month periods was 90%, which is consistent with the Cost of Sales for the first quarter of this year. We feel that this is a positive trend, and will continue to strive to increase profitibility primarily through the introduction of products and services of a more proprietary nature in both the military and industrial marketplace. The President's message contained in the 1995 Annual Report addressed some of our specific areas of concentration.

Selling and G & A expenses increased by about 6% during the current six month period. The major factor accounting for this was an increase in selling salaries.

Although our investment base was somewhat lower during the current period, Investment Income rose slightly. The Company does not feel that there is any risk associated with its investment policy, since approximately 90% of our investments are represented by U.S. Government T-Bills, with the balance represented by Certificates of Deposit and one preferred stock issue of a major utility.

Since the debt of the Company's ESOP is not to an outside party, we have eliminated from the Statements of Earnings the offsetting items of Interest Income and Interest Expense relating to the ESOP. We have also eliminated the offsetting accruals from the Balance Sheets.

The Company, when possible, funds all of its operations including Financing Activities and Investing Activities with cash flows resulting from Operating Activities. It is felt that in the future, funds from Operating Activities will continue to be adequate to meet these needs. For the current six month period capital expenditures were approximately $103,966.

During the six month period ended December 31, 1995, the Company repurchased 5402 shares of its common stock.

Under existing authorizations, as of December 31, 1995, funds in the amount of $1,007,077 were available for the continuing repurchase of the Company's shares.

The backlog as of December 31, 1994 was $16,666,187. The backlog as of December 31, 1995 was $18,596,016.

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




 13 February 1996
       Date