Form 10-Q
period 1996-03-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1996-05-13
CIK 33533

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20459

                                   FORM   10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended     March 31, 1996    Commission File Number  I-4383


                   ESPEY MFG. & ELECTRONICS CORP.
      (Exact name of registrant as specified in charter)


        NEW YORK                                14-1387171
     (State of Incorporation)                    (I.R.S. Employer's Ident No.)


       P. O. Box 422,  Saratoga Springs,  New York            12866
     (Address of principal executive offices)             (Zip Code)



     Registrant's telephone number, include area code     518-584-4100




     Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as at the end of the period covered by this
     report    1,118,646    .




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     YES    X                                  NO












                              ESPEY MFG. & ELECTRONICS CORP.

                                       I N D E X





PART I        FINANCIAL INFORMATION                                        PAGE


              Item 1        Financial Statments:


                            Balance Sheets - March 31, 1996                    1
                            and June 30, 1995


                            Statements of Earnings - Nine Months               3
                            and Three Months Ended March 31, 1996
                            and 1995


                            Statements of Cash Flows - Nine Months             4
                            Ended March 31, 1996 and 1995


                            Notes to Financial Statements                      5
                            March 31, 1996 and 1995


              Item 2        Management's Discussion and Analysis of            7
                            Financial Condition and Results of
                            Operations.



PART II       OTHER INFORMATION                                               9

              SIGNATURES                                                      10




                                   ESPEY MFG. & ELECTRONICS CORP.

                                            Balance Sheets

                              March 31, 1996 and June 30, 1995

                                             A S S E T S

                                                                 Unaudited
                                                                   1996                1995
                                                                  March 31           June 30
CURRENT ASSETS:

       Cash and cash equivelents                               $     146,368        $     231,675
       Short-term investments at cost
          (market value March 31, 1996,
            $300,528 and June 30, 1995,
              $1,497,681)                                            300,000            1,467,540
                     Total Cash and Short-term
                            Investments                              446,368            1,699,215

       Marketable investment securities - current                  5,715,769           10,454,464

       Trade accounts receivable net of
          $3000 allowance March 31, 1996
          and June 30, 1995                                        2,959,153            1,925,778
       Other receivables                                             200,377               20,627

                     NET RECEIVABLES                               3,159,530            1,946,405

       Inventories:

          Raw materials and supplies                                 327,266              400,778
          Work-in-process                                          1,015,000            1,078,169
          Costs relating to contracts in
              process, net of progress payments
              of $ - 0 - March 31, 1996 and
              $2,121,800 - June 30,1995                           10,425,698            8,769,378

                     NET INVENTORIES                              11,767,964           10,248,325

       Income tax refund receivable                                  160,581              410,467
       Prepaid expenses and other current assets                     256,135              385,033

                     TOTAL CURRENT ASSETS                         21,506,347           25,143,909

MARKETABLE INVESTMENT SECURITIES                                     100,000              100,000

PROPERTY, PLANT AND EQUIPMENT AT COST                             11,776,259           11,464,636

       Less: Accumulated depreciation and
             amortization                                         (8,261,369)          (7,868,827)

              NET PROPERTY, PLANT AND EQUIPMENT                    3,514,890            3,595,809

                     TOTAL                                     $  25,121,237        $  28,839,718



                                             - 1 -                                  (Continued)

                             ESPEY MFG. & ELECTRONICS CORP.

                               Balance Sheets, Continued

                           March 31, 1996 and June 30, 1995

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       Unaudited
                                                         1996             1995
                                                        March 31         June 30
CURRENT LIABILITIES:

      Accounts Payable                              $    618,163     $    596,823
      Accrued expenses:
         Salaries, wages and commissions                 289,891          104,269
         Employees' insurance costs                       51,946           50,293
         ESOP payable                                    319,715             -
         Other                                            14,488           14,588
         Payroll and other taxes withheld
            and accrued                                  137,322          141,513
         Dividends payable                                 -                 -
         Deferred income taxes - current                  32,593           75,915

                 TOTAL CURRENT LIABILITIES             1,464,118          983,401


Deferred income taxes                                     26,070           30,697

                 TOTAL LIABILITIES                     1,490,188        1,014,098

STOCKHOLDERS' EQUITY:

      Common stock, par value .33-1/3 per
      share.  Authorized 2,250,000 shares;
      issued 1,514,937 shares March 31, 1996
      and June 30, 1995.                                 504,979          504,979

      Capital in excess of par value                  10,496,287       10,496,287

      Retained earnings                               24,179,977       24,678,208
                                                      35,181,243       35,679,474

      Less:  Common stock subscribed                 ( 5,027,962)     ( 5,027,962)
             Cost of 396,291 shares on March
             31, 1996 and 171,489 shares on
             June 30, 1995 of common stock in
             treasury                                ( 6,522,232)     ( 2,825,892)

            TOTAL STOCKHOLDERS' EQUITY                23,631,049       27,825,620

                       TOTAL                        $ 25,121,237     $ 28,839,718


<F1>
      See accompanying notes to financial statements




                                                ESPEY MFG. & ELECTRONICS CORP.

                                                     STATEMENTS OF EARNINGS

                                      Nine and Three Months Ended March 31, 1996 and 1995

                                                            Unaudited                                   Unaudited
                                                           Three Months                                Nine Months
                                                      1996              1995                    1996                   1995
Net Sales                                        $  4,352,275         $  3,496,584         $ 12,787,976          $ 10,472,748


Cost of sales                                       3,818,718            3,229,122           11,362,828             9,297,301

              Gross profit                            533,557              267,462            1,425,148             1,175,447

Selling, general and administrative expenses          397,074              320,759            1,251,804             1,122,442
              Operating income                        136,483         (     53,297)             173,344                53,005

Other income
       Interest income and dividends                  133,329              202,043              459,539               505,207
       Sundry income                                      667                  403                7,942                 4,109
                                                      133,996              202,446              467,481               509,316

Earnings before income taxes                          270,479              149,149              640,825               562,321


Provision for income taxes                            101,000               75,000              247,000               280,000

              Net earnings                       $    169,479         $     74,149         $    393,825          $    282,321

Earnings per share:


Net earnings                                        $ .13                 $ .06                 $ .30                $  .21


Average number of shares outstanding              1,264,912              1,346,044           1,319,375              1,347,855


<F1>
See accompanying notes to Financical Statements

                                   ESPEY MFG. & ELECTRONICS CORP.
                                     Statements of Cash Flows
                            Nine Months Ended March 31, 1996 and 1995
                                                                                  Unaudited
                                                                                 March 31
                                                                          1996                 1995
Cash Flows From Operating Activities:

       Net earnings                                                   $     393,825        $    282,321

Adjustments to reconcile net earnings to net cash provided by operating activities:

       Tax effect of dividends on unallocated ESOP shares                    45,063               50,070
       Depreciation                                                         392,542              314,197
       Changes in assets and liabilities:
              Decrease (increase) in receivables, net                 (   1,213,125)       (    829,787)
              Decrease (increase) in inventories, net                 (   1,519,639)            691,064
              Decrease (increase) in other current assets                   128,898        (     60,730)
              Decrease (increase) in income tax refund receivable           249,886              60,217
              Increase (decrease) in accounts payable                        21,340              86,464
              Increase (decrease) in accrued salaries,                      185,622             171,408
                        wages and commissions
              Increase (decrease) in accrued employee                         1,653        (      1,186)
                     insurance costs
              Increase (decrease) in other accrued expenses           (         100)       (      3,112)
              Increase (decrease) in payroll & other                  (       4,191)       (     11,879)
                      taxes withheld and accrued
              Increase (decrease) in income tax payable                         -                   -
              Decrease in deferred income taxes                       (      47,949)       (     62,288)
                Increase (decrease) in accrued ESOP contributions           319,715             324,443

                                   Net cash provided by
                                   operating activities               (   1,046,460)          1,011,202

Cash Flows From Investing Activities:

       Additions to property, plant & equipment                       (     311,623)        (   962,857)
       Proceeds from sale of marketable investment securities            11,445,421               -
       Purchases of marketable investment securities                  (   6,706,726)              -

                                   Net cash used in
                                   investing activities                   4,427,072        (    962,857)

Cash Flows From Financing Activities:

       Dividends on common stock                                      (     937,119)       (    809,042)
       Purchase of treasury stock                                     (   3,696,340)       (     93,585)

                                   Net cash used in
                                   financing activities               (   4,633,459)       (    902,627)

Increase (decrease) in cash and short-term investments                (   1,252,847)       (    854,282)


Cash and short-term investments, beginning of period                      1,699,215          13,469,584

Cash and short-term investments, end of period                        $     446,368        $ 12,615,302



Income Taxes Paid                                                     $     -              $    232,000

<F1>
See accompanying notes to financial statements.

                                          - 4 -

                            ESPEY MFG. & ELECTRONICS CORP.

                            Notes to Financial Statements
                                ___________________

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of operations for each of the nine months ended March 31, 1996 and 1995 and cash flows for the nine months ended March 31, 1996 and 1995.

2. The earnings per share computations for March 31, 1996 were based on 1,319,375 shares and on 1,347,855 shares for March 31, 1995. These represent the average number of shares outstanding for each respective period.

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

   Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of March 31, 1996 there were 118,986 shares allocated to participants.

                        ESPEY MFG. & ELECTRONICS CORP.

                    Management's Discussion and Analysis of

                  Financial Condition and Results of Operations


Sales for the nine months ended March 31, 1996 were $12,787,976 as compared to $10,472,748 for the same period in 1995, an increase of approximately 22%. Sales volume is largely dependent on both lead times required for new orders and the specific delivery needs of our customers.

Net earnings for the nine month period ended March 31, 1996 were $393,825 or $.30 per share compared to $282,321 or $.21 per share for the corresponding period ended March 31, 1995. Net earnings per share reflects an increase of approximately 43% over the prior year's nine month period. Net earnings per share of $.13 for the quarter ended March 31, 1996 indicates an increase of 30% over the net earnings of $.10 per share for the prior quarter ended December 31, 1995, and an increase of more than 100% over the net earnings per share of $.06 for the quarter ended March 31, 1995.

Most of the contracts shipped during the current nine month period reflected about the same gross profit margin as those shipped in the comparable nine month period of last year. Cost of sales for both nine month periods was 89%. The increase in gross earnings was due primarily to the increase in Sales. We feel that this is a continuation of a positive trend, and will continue to strive to increase sales and profitability primarily through the introduction of products and services of a more proprietary nature in both the military and industrial marketplace. The President's message contained in the 1995 Annual Report addressed some of our specific areas of concentration.

Selling and G & A expenses increased by about 11% during the current six month period. The major factor accounting for this was an increase in selling salaries.

Investment Income declined by approximately 9% for the current nine month period, due to both a decrease in our investment base and overall declining interest rates. The Company does not feel that there is any risk associated with its investment policy, since approximately 90% of our investments are represented by U.S. Government T-Bills, with the balance represented by Certificates of Deposit and one preferred stock issue of a major utility.

Since the debt of the Company's ESOP is not to an outside party, we have eliminated from the Statements of Earnings the offsetting items of Interest Income and Interest Expense relating to the ESOP. We have also eliminated the offsetting accruals from the Balance Sheets.

The Company, when possible, funds all of its operations including Financing Activities and Investing Activities with cash flows resulting from Operating Activities. It is felt that in the future, funds from Operating Activities will continue to be adequate to meet these needs. For the current six month period capital expenditures were approximately $311,623.

On February 9, 1996 the Board of Directors authorized additional funds for the continuing purchase of shares of the company's common stock in either the open market or in private transactions. As of that date the total authorization stood at $5,000,000. On March 7, 1996 the company purchased, for an aggregate amount of $3,620,100, the entire holdings of Espey common stock amounting to 219,400 shares, from both the Entwistle Co. and Global Securities. On March 11, 1996 a Form 8K was filed with the Securities and Exchange Commission disclosing this transaction.

During the nine month period ended March 31, 1996, the Company repurchased 224,802 shares of its common stock.

Under existing authorizations, as of March 31, 1996, funds in the amount of $1,379,900 were available for the continuing repurchase of the Company's shares.

The backlog as of March 31, 1996 was $18,666,969. The backlog as of March 31, 1995 was $16,884,994.


A dividend in the amount of $.70 per share was declared payable November 21, 1995 to shareholders of record on October 27, 1995.

                            ESPEY MFG. & ELECTRONICS CORP.

                     PART II:  Other Information and Signatures



Item 4.       Submission of Matters to a Vote of Security Holders

              At the rescheduled 1995 Annual Meeting of Shareholders held on March 28, 1996, three shareholder proposals, none of which received a majority of the votes cast, were included in the proxy statement as follows:

              Proposal 1

              A recommendation to the Board of Directors that the 1989 Shareholder Rights Plan be redeemed.

              Proposal 2

              A recommendation to the Board of Directors to declassify the Board so that all directors are elected each year.

              Proposal 3

              A recommendation that the Board of Directors initiate steps to achieve a sale, merger or other restructuring of the Company.

              The result of the voting was as follows:

                   Proposal 1              Proposal 2           Proposal 3
For                  178,966                 169,006              132,911
Against              821,641                 825,546              865,924
Abstain                2,360                   8,415                4,133
Broker non-votes     300,384                 300,384              300,384

Item 5.       Other Information

              None during the quarter.


Item 6.       Exhibits and Reports on Form 8-K

              On March 11, 1996, a Form 8-K was filed reflecting the repurchase of 219,400 shares of the Company's common stock.

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




   13 May 1996
       Date