Form 10-K
period 1996-06-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1996-09-27
CIK 33533

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [Fee Required]
        For the fiscal year ended June 30, 1996
[  ]    Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [Fee Required]
        For the transition period from ________________ to ______________
Commission File No. 1-4383
                        ESPEY MFG. & ELECTRONICS CORP.
            (Exact name of registrant as specified in its charter)
           New York                                14-1387171
(State or other jurisdiction of            (IRS EmployerIdentification No.)
incorporation or organization)
    Congress and Ballston Avenues, Saratoga Springs, NY         12866
     (Address of principal executive offices)                (Zip Code)
Registrant's telephone number, including area code:        (518) 584-4100
Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of Each Exchange
         Title of Each Class                         on Which Registered
      Common Stock $.33-1/3 par value              American Stock Exchange
      Common Stock Purchase Rights                 American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days
[X]  Yes      [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.       [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $12,287,269 as of September 20, 1996 based upon the closing sale price of $15.75 on the American Stock Exchange on September 20, 1996.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
         Class                                 Outstanding at September 20,1996
Common Stock, $.33-1/3 par value                          1,111,220

                         PART I


Item 1. Business.

General

     Espey Mfg. & Electronics Corp. (the "Company") was incorporated in 1928. The Company operates a one segment business. A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the United States Government, its agencies, and certain industrial customers.

     In fiscal year ending June 30, 1996 (referred to herein as "1996"), the Company's total sales were $16,800,200. Sales were made to the United States Government and its agencies primarily on a subcontract basis. Sales were made to domestic and foreign customers on a prime and subcontract basis. Sales to two domestic customers and one foreign customer accounted for 28.9%, 22.8% and 17.8%, respectively, of total sales in 1996. In comparison, sales to two domestic customers and one foreign customer accounted for 31.5%, 24.2% and 16.2%, respectively, of total sales in 1995. Sales to one domestic customer accounted for 66.8% of total sales in 1994.

     Export sales in 1996 and 1995 aggregated approximately $3,073,000 and $2,602,000, respectively. Export sales in 1994 were not significant.

Products

     The Company has been and intends to continue to be engaged principally in the development, design, production and sales of specialized electronic power conditioning apparatus (electronic power supplies), a wide variety of transformers and other types of iron-core components, and electronic systems. In some cases, the Company manufactures such products in accordance with pre-developed mechanical and electrical requirements. In other cases the Company is responsible for both the overall design and manufacture of the product. The Company does not generally manufacture standardized components.

     The electronic power supplies and components manufactured by the Company find application principally in: (i) computers, (ii) aircraft, shipboard and land based radar, (iii) missile guidance and control systems, (iv) short, medium range and global communication systems, (v) navigation systems for aircraft, (vi) nuclear submarine control systems, and (vii) recently, in locomotives. The electronic systems manufactured by the Company include antenna systems and high power radar transmitters.
     These systems utilize the Company's own electronic power supplies, transformers, and other iron-core components and mechanical assemblies. The Company's iron-core components include: (i) transformers of the audio, power and pulse types, (ii) magnetic amplifiers, and (iii) audio filters.

     The following tabulation shows the percentage of the Company's total sales represented by sales of each class of similar products which contributed at least 4% of total sales during one or more of the last three fiscal years.

                               Fiscal Year Ended June 30
                                           1996            1995            1994

Electronic Power Supplies                   81%             84%             85%

Iron-Core Components                        15%             11%             11%

Electronic Systems and Assemblies            4%              5%              4%

Raw Materials

     The Company has never experienced any significant delay or shortage with respect to the purchase of raw materials and components used in the manufacture of its products, and has at least two potential sources of supply for all raw materials used by it.

Sales Backlog

     The total amount of backlog orders believed to be firm as of June 30, 1996 was approximately $16,297,000 as compared to approximately $20,878,000 as of June 30, 1995. It is anticipated that a minimum of $13,000,000 of orders comprising the June 30, 1996 backlog will be filled during the fiscal year ending June 30, 1997. This is in addition to any shipments which may be made against orders subsequently received during the fiscal year ending June 30, 1997. From June 30, 1996 to September 16, 1996, the Company did not book any significant new business due principally to the timing restraints of funding by both the United States Government and other major customers. The Company currently anticipates that new business will be booked in the immediate future based upon the ongoing negotiations revolving around the Company's outstanding quotations.

Principal Customers

     A significant portion of the Company's business is conducted with the United States Government and its agencies, Lockheed Martin and General Electric. The loss of any of these customers would have a material adverse effect on the business of the Company.

Military Contracts

     The Company, as well as other companies primarily engaged in supplying equipment for military use, is subject to various risks, including, without limitation, dependence on government appropriations and program allocations, the competition for available military business, and termination of orders for convenience.

Marketing and Competition

     The Company is on the eligible list of contractors of many agencies of the Department of Defense and generally is automatically solicited by such agencies for procurement needs falling within the major classes of products produced by the Company. In addition, the Company directly solicits bids from both the Department of Defense and other United States Government agencies for prime contracts. Subcontract work for government end use is solicited from major electronic and aircraft companies, primarily by the Company's own employees and sales representatives.

     There is competition in all classes of products manufactured by the Company, from divisions of the largest electronic companies in the country, as well as many small companies. The Company's sales do not represent a significant portion of the industry's production of any class of products made by the Company. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price and product performance and the experience of the particular company and history of its dealings in such products.

     The Company's business is not considered to be of a seasonal nature.

Research and Development

     The Company has increased its expenditures for research and development over the past three fiscal years. In 1996, approximately $205,000 was expended for this type of effort. In 1995 and 1994, the Company spent $141,000 and $119,000, respectively, on research and development. Some of the Company's professional employees spend varying degrees of time in either development of new products or improvement of existing products.

Employees

     The number of persons employed by the Company as of September 20, 1996 was 211.

Government Regulations

     Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in 1996, and the Company believes will not in the current or succeeding fiscal year, have a material effect upon the capital expenditures, earnings or competitive position of the Company.

Item 2. Properties.

     The Company's principal manufacturing and all of its engineering facilities are at its plant in Saratoga Springs, New York, which the Company owns. The Company initially occupied the plant in 1952, and in 1955 consolidated all of its manufacturing operations at the plant when it terminated its manufacturing operations in New York, New York.

     The Saratoga Springs plant was originally constructed about 1900 and consists of various closely adjoining one-story buildings. The plant has a sprinkler system throughout and contains approximately 138,000 square feet of floor space, of which 60,000 is used for manufacturing, 23,000 for engineering, 33,000 for shipping and climatically secured storage, and 3,000 for offices. The offices and engineering are air conditioned and approximately 1,000 square feet of "white rooms" are completely climatically controlled. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, impregnation, and spray painting operations, in addition to complete machine shop and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. During fiscal year 1995, the Company expended about $800,000 for the upgrading of its plating department to more uniformly conform to the environmental standards set by the Federal Government and established a new plating division, called Saratoga Electro-Finishing. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. A fully staffed Automatic Data Processing Center is also on-site.

     The Company maintains additional manufacturing facilities in a three-story, fully sprinklered building of approximately 4,000 square feet at 146 Fulton Street, Gloversville, New York. The facility is used primarily for subcomponent wiring and assembly.

     The Company maintains a sales office in a modern office building at 445 Northern Boulevard, Great Neck, New York. This space, comprising approximately 750 square feet, is leased from a non-affiliated person for a term expiring on September 9, 2001.

Item 3.         Legal Proceedings.

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

          Not applicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

Price Range of Common Stock

     The table below shows the range of high and low prices for the Company's common stock on the American Stock Exchange, the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

                 1996                    High                    Low

               First Quarter           16 1/4                  14 1/4
               Second Quarter          14 1/2                  13 3/8
               Third Quarter           14 1/4                  12 7/8
               Fourth Quarter          14 1/4                  13 3/4

                 1995                    High                    Low

               First Quarter           14 7/8                  13 3/8
               Second Quarter          14 1/4                  12 1/2
               Third Quarter           13 1/4                  11 5/8
               Fourth Quarter          13 5/8                  12 1/4


Holders

     The approximate number of holders of the common stock was 240 on September 20, 1996. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock are believed to be substantially in excess of the foregoing number.

Dividends

     On September 11, 1996 the Board of Directors declared a cash dividend of $.70 per share to be paid on November 22, 1996 to shareholders of record on October 28, 1996. The Company paid a cash dividend on the common stock of $.60 per share for its fiscal year ended June 30, 1995 and $.70 per share for its fiscal year ended June 30, 1996.

Item 6. Selected Financial Data.

                                   ESPEY MFG. & ELECTRONICS CORP.

                                   Five Years Ended June 30, 1996

Selected Income Statement Data

                                                                  Year ended June 30,
                                                   1996            1995             1994            1993            1992
Net Sales                                     $ 16,800,200      14,574,097       14,678,303      15,206,921      15,985,621
Operating income                                   209,226          24,064        1,502,470       2,234,782       2,068,330
Other income, net                                  575,006         726,073          435,238         396,891         866,096
Cumulative effect of change in
accounting principle                                  --           --             201,653           --               --

Net earnings                                       522,737         491,767        1,343,877       1,594,290       1,885,208

Earnings per common share:
    Earnings before cumulative
     effect of change in
     accounting principle                     $       .41            .37             .85             1.18            1.35

Cumulative effect of change in
     accounting principle                             --            --             .15              --               --

     Net earnings                             $       .41            .37            1.00             1.18            1.35
Selected Balance Sheet Data

                                                                 Year ended June 30,
                                                   1996            1995             1994            1993            1992
Current Assets                                $ 21,499,805      25,243,909       25,364,435      24,160,510      23,281,654

Current liabilities                                623,908         983,401          722,170         681,101         814,143

Working capital                                 20,875,897      24,260,508       24,642,265      23,479,409      22,467,511

Total assets                                    24,950,043      28,839,718       28,474,536      27,608,660      26,985,274

Long-term liabilities (deferred
( income taxes)                                     --              30,697          124,619         446,934         457,761

Stockholders' equity                            24,326,135      27,825,620       27,627,747      26,480,625      25,713,370

Cash dividends declared and
     paid per common share                    $        .70           .60               .60             .60             .60

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operation

     The Company operates a one segment business. It principally manufactures power supplies and components for military and industrial use. Sales volume is dependent to a large extent on product mix in any given fiscal period. This mix is in turn subject to the dictates of customer needs and delivery requirements. These factors principally account for any variation in sales and operating income from year to year.

     Sales for fiscal years ended June 30, 1996, 1995, and 1994 were $16,800,200, $14,574,097, and $14,678,303, respectively. The corresponding cost of sales were 89%, 90%, and 80%, respectively. Although sales in 1996 increased by approximately 15% over the previous year the gross profit percentage increased only marginally. This was due not only to the shipping of orders with relatively low profit margins, but also due to the fact that a pre-tax write-off of $354,000 relating to inventory was taken in the fourth quarter. This write-off also resulted in the net earnings per share during the current fourth quarter being somewhat lower than the fourth quarter earnings per share of the two preceding years.

     As was the case last year, the Company has been accepting orders with reduced profit margins because of the increasingly competitive nature of the marketplace. The Company is making efforts to resolve this situation by expanding its efforts to develop technologies and products of a more proprietary nature for sale in the commercial and military marketplace. The Company's efforts and investment in the advancement and refinement of both military and industrial technologieshas resulted in the Company being able to apply for various patents which are currently pending. The Company has received a Notice of Allowance from the United States Patent Office on one product, which indicates that the issuance of the actual patent is imminent. Current demographics indicate a need for the products for which the Company is currently seeking patents, particularly in the military marketplace, as well as a worldwide need for the Company's long range radar transmitters and components for high power AC locomotives. The management currently anticipates that the course of action the Company has taken will enhance the Company's revenues and profitability in future periods based on these indicated needs.

     Selling, general and administrative expenses increased by approximately $142,000 in 1996 as compared to 1995. This increase was due principally to an increase in salaries of approximately $125,000 for sales personnel. Earnings before income taxes increased in 1996 to $784,232 from $750,137 in 1995. Net earnings per share increased to $.41 from $.37.

     The Statements of Cash Flows indicates an increase in inventories of $785,021. This is brought about by the liquidation of progress payments in the amount of $2,121,800 which were netted against inventories at the end of last year. The liquidation is a result of shipments to the customers involved during fiscal 1996. Taking this into consideration, the Company's inventories actually decreased by approximately $1,337,000, which is in line with the increased sales for 1996. All other changes, such as the decrease in both Accounts Receivable and Accounts Payable are the result of transactions in the normal course of business. The one exception to this is "proceeds received from the sale of marketable securities," which proceeds were used to purchase common stock of the Company. This transaction is more fully explained in the Notes to the Financial Statements set forth in
     Item 8 of this Annual Report and in "Liquidity and Capital Expenditures" immediately below.

Liquidity and Capital Expenditures

     The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past three fiscal years, the Company, when possible, has funded all of its operations, including financing activities, with cash flows resulting from operating activities. The Company did not borrow any funds during the last three fiscal years and does not currently anticipate that it will borrow any funds during fiscal year 1997.

     The Company's working capital for fiscal years ended June 30, 1996, 1995, and 1994 was $20,875,897, $24,260,508, and $24,642,265,
     respectively. The principal reason for the decrease in working capital between 1996 and 1995 was the repurchase by the Company of its common stock during 1996 in the total amount of $3,696,340. On March 7, 1996, the Company purchased a combined total of 219,400 shares of common stock from the Entwistle Company and Global Securities at a total cost of $3,620,100. In addition, the Company purchased 5,402 shares of common stock from the Company's ESOP during 1996 for a total purchase price of $76,240. Under existing authorizations, as of August 31, 1996, funds in the amount of $1,884,000 were available for the continuing repurchase of the Company's shares of common stock.

     The Company's combined investment in both short-term investments and marketable investment securities was (i) $11,754,564 as of June 30, 1992, (ii) $12,226,531 as of June 30, 1993, (iii) $13,290,888 as of June
     30, 1994, (iv) $12,022,004 as of June 30, 1995, and (v) $7,505,507 as of
     June 30, 1996. The short-term investments consisted of Certificates of Deposit and United States Treasury Bills. During fiscal years 1992 through 1996, interest rates on short-term investments ranged from 6.00% to 2.10%. This factor accounts for the fluctuation of interest income during much of the five-year period. Interest income was $430,496 in fiscal 1994, $718,785 in fiscal 1995, and $556,565 in fiscal 1996.
     Interest income fiscal 1996, however was affected by the decrease in our investment base arising from the capital expenditures of $1,080,000 in 1995 and purchase of the Company's common stock in the amount of $3,696,340 during fiscal 1996 as set forth above. A majority of the Company's investment base is represented by United States Government Treasury securities and Certificates of Deposit. Consequently, the Company does not feel that there is any significant risk associated with its investment policy.

     Management feels that the Company's reserve for bad debts of $3,000 is adequate, since given the customers with whom the Company deals, particularly the United States Government and its agencies, the amount of bad debts over the years has been minimal.

     The Company does not currently offer, nor does management currently contemplate offering in the future, any post-retirement or employment benefits. Consequently, no accruals or liabilities have been provided for in the financial statements.

     During fiscal year 1996, the Company expended approximately $349,000 for plant improvements and new equipment. The Company plans to expend approximately $425,000 for new equipment and plant improvements in fiscal 1997. Management presently anticipates that the funds required will be available from current operations.

Changes in Accounting Principles and Policies

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", as of July 1, 1993 on a prospective basis. The cumulative effect of the change in accounting for income taxes as of July 1, 1993 was $201,653 and is separately identified in the statement of earnings for the year ended June 30, 1994. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109. Further discussion of SFAS 109 can be found in the Notes to the Financial Statements set forth in Item 8 of this Annual Report.

     The Company has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of July 1, 1994, the effects of which are described in the Notes to the Financial Statements set forth in Item 8 of this Annual Report.

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", as of July 1, 1995. The adoption of this accounting standard had no effect on the financial position or results of operations of the Company.

Other Matters

     An Employee Retirement Plan and Trust ("ESOP") was established for the eligible non-union employees of the Company and was effective as of July 1, 1988. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million, and the Company contributed approximately $400,000 to the ESOP, which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock.

     Each year the Company makes contributions to the ESOP which are used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of June 30, 1996, there were 139,997 shares allocated to participants. Dividends attributable to allocated shares were likewise allocated to the participants' accounts, whereas the dividends on unallocated shares were used as part of the loan repayment, thus reducing the Company's required contribution.

     The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest through June 30, 2004. Interest is payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying balance sheets. In 1995 and 1996, 7,260 and 5,402 shares of the Company's common stock, respectively, was purchased from the ESOP representing distributions taken by participants.

Item 8. Financial Statements and Supplementary Data.


                         INDEX TO FINANCIAL STATEMENTS



                                                                  Page

Independent Auditors' Report                                      II-8

Balance Sheets at June 30, 1996 and 1995                          II-9

Statements of Earnings for the years ended June 30, 1996,
1995 and 1994                                                     II-11

Statements of Changes in Stockholders' Equity for the years
ended June 30, 1996, 1995 and 1994                                II-12

Statements of Cash Flows for the years ended June 30, 1996,
1995 and 1994                                                     II-13

Notes to Financial Statements                                     II-15

                           Independent Auditors' Report



The Board of Directors and Stockholders
Espey Mfg. & Electronics Corp.:


We have audited the financial statements of Espey Mfg. & Electronics Corp. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statementsare free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Albany, New York                                      /s/ KPMG PeatMarwick LLP
August 30, 1996

                                        ESPEY MFG. & ELECTRONICS CORP.

                                               Balance Sheets

                                          June 30, 1996 and 1995


          Assets                                                   1996                             1995
Current assets:Cash                                            $  1,112,767                        231,675
     Short-term investments, at cost (market value -
          $4,577,305 in 1996 and $1,497,681 in 1995)              4,484,312                       1,467,540
            Total cash and short-term investments                 5,597,079                       1,699,215

     Marketable investment securities - current (note 2)          3,021,195                      10,554,464

     Trade accounts receivable, net of $3,000 allowance in
          1996 and 1995                                           1,556,404                       1,925,778
     Other receivables                                               18,177                          20,627
          Net receivables                                         1,574,581                       1,946,405

     Inventories:
          Raw materials and supplies                                499,900                         400,778
          Work in process                                         1,561,742                       1,078,169
          Costs relating to contracts in process, net of
            progress payments of $2,121,800 in 1995
            (notes 3 and 4)                                       8,971,704                       8,769,378
              Net inventories                                    11,033,346                      10,248,325

     Income tax refund receivable                                      --                           410,467
     Deferred income taxes (note 8)                                     796                            --
     Prepaid expenses and other current assets                      272,808                         385,033
          Total current assets                                   21,499,805                      25,243,909

Deferred income taxes (note 8)                                        9,088                            --

Property, plant and equipment, at cost (note 5)                  11,813,137                      11,464,636
     Less accumulated depreciation                               (8,371,987)                     (7,868,827)
          Net property, plant and equipment                       3,441,150                       3,595,809
                                                                $24,950,043                      28,839,718



                                                                   (Continued)

                                       ESPEY MFG. & ELECTRONICS CORP.

                                         Balance Sheets, Continued

                                           June 30, 1996 and 1995

          Liabilities and Stockholders' Equity                         1996           1995
Current liabilities:
     Accounts payable                                            $   158,631        596,832
     Accrued expenses:
          Salaries, wages and commissions                            116,351        104,269
          Employee insurance costs                                    54,739         50,293
          Other                                                       17,440         14,588
     Payroll and other taxes withheld and accrued                    156,890        141,513
     Income taxes payable                                            119,857          --
     Deferred income taxes - current (note 8)                           --           75,915
          Total current liabilities                                  623,908        983,401

Deferred income taxes (note 8)                                          --           30,697
          Total liabilities                                          623,908      1,014,098

Stockholders' equity:
     Common stock, par value $.33-1/3 per share (note 12)
          Authorized 2,250,000 shares; issued
            1,514,937 shares in 1996 and 1995                        504,979        504,979
     Capital in excess of par value                               10,496,287     10,496,287
     Retained earnings                                            24,316,400     24,678,208
                                                                  35,317,666     35,679,474
Less:
     Common stock subscribed (note 13)                            (4,469,299)    (5,027,962)
     Cost of 396,291 shares in 1996 and 171,489
          shares in 1995 of common stock in treasury              (6,522,232)    (2,825,892)
          Total stockholders' equity                              24,326,135     27,825,620

                                                                 $24,950,043     28,839,718





<F1>
See accompanying notes to financial statements.

                                         ESPEY MFG. & ELECTRONICS CORP.

                                             Statements of Earnings

                                     Years ended June 30, 1996, 1995 and 1994

                                                                 1996                  1995                    1994
Net sales                                                    $ 16,800,200           14,574,097              14,678,303
Cost of sales                                                  14,973,018           13,074,247              11,812,195
     Gross profit                                               1,827,182            1,499,850               2,866,108

Selling, general and administrative expenses                    1,617,956            1,475,786               1,363,638
     Operating income                                             209,226               24,064               1,502,470

Other income:
     Interest income                                              556,565              718,785                 430,496
     Sundry income                                                 18,441                7,288                   4,742
                                                                  575,006              726,073                 435,238

         Earnings before income taxes and
          cumulative effect of change in
          accounting principle                                    784,232              750,137               1,937,708

Provision for income taxes (note 8)                               261,495              258,370                 795,484

     Earnings before cumulative effect of change
          in accounting principle                                 522,737              491,767               1,142,224

Cumulative effect of change in accounting principle
   (note 1(e))                                                        --                 --                    201,653

     Net earnings                                            $    522,737              491,767               1,343,877

Earnings per common share (note 9):
     Earnings before cumulative effect of change
          in accounting principle                            $        .41                 .37                      .85

Cumulative effect of change in accounting
     principle                                                          --                 --                      .15

          Net earnings per common share                      $        .41                 .37                     1.00

<F1>
See accompanying notes to financial statements.

                                      ESPEY MFG. & ELECTRONICS CORP.

                             Statements of Changes in Stockholders' Equity

                               Years ended June 30, 1996, 1995 and 1994


                                          Capital                 Common                        Total
                             Common     in excess      Retained   stock          Treasury       stockholders'
                             stock      of par value   earnings   subscribed     stock          equity
Balance at June 30, 1993  $ 504,979    10,496,287     24,356,952  (6,145,286)    (2,732,307)    26,480,625

Dividends paid on common
  stock $.60 per share        --           --           (810,424)     --             --           (810,424)
Net earnings - 1994           --           --          1,343,877      --             --          1,343,877
Tax effect of dividends on
  unallocated ESOP shares
  (note 8)                    --           --             55,007      --             --             55,007
Reduction of common stock
  subscribed                  --           --              --        558,662         --            558,662

Balance at June 30, 1994    504,979    10,496,287     24,945,412  (5,586,624)    (2,732,307)    27,627,747

Dividends paid on common
stock $.60 per share          --           --           (809,041)     --             --           (809,041)
Net earnings - 1995           --           --            491,767      --             --            491,767
Tax effect of dividends on
  unallocated ESOP shares
  (note 8)                    --           --             50,070      --             --             50,070
Purchase of treasury stock
  (7,260 shares)              --           --              --         --          (93,585)         (93,585)
Reduction of common
  stock subscribed            --           --              --        558,662         --            558,662

Balance at June 30, 1995    504,979    10,496,287     24,678,208  (5,027,962)  (2,825,892)      27,825,620

Dividends paid on common
  stock $.70 per share        --           --           (937,119)     --             --           (937,119)
Net earnings - 1996           --           --            522,737      --             --            522,737
Tax effect of dividends on
   unallocated ESOP shares
   (note 8)                   --           --             52,574      --             --             52,574
Purchase of treasury stock
   (224,802 shares)           --           --                --       --       (3,696,340)      (3,696,340)
Reduction of common
  stock subscribed            --           --                --      558,663         --            558,663

Balance at June 30, 1996 $  504,979    10,496,287     24,316,400  (4,469,299)  (6,522,232)      24,326,135


<F1>
See accompanying notes to financial statements.


                                       ESPEY MFG. ELECTRONICS CORP.

                                        Statements of Cash Flows

                                  Year ended June 30, 1996, 1995 and 1994

                                                                 1996            1995            1994
Cash flows from operating activities:
    Net earnings                                               $   522,737        491,767        1,343,877

    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
         Cumulative effect of change in accounting
          principle                                                 --              --            (201,653)
         Tax effect of dividends on unallocated ESOP
         shares                                                     52,574         50,070           55,007
         Depreciation                                              503,160        493,735          490,987
         Gain on sale of marketable investment securities           (5,796)          --              --
         Deferred income tax benefit                              (116,496)       (87,651)         (72,364)
         Change in assets and liabilities:
           Decrease (increase) in receivables, net                 371,824       (774,451)         905,972
           Increase in inventories, net                           (785,021)       (69,763)        (583,697)
           Decrease (increase) in income tax refund
          receivable                                               410,467        (52,049)        (358,418)
           Decrease (increase) in prepaid expenses
          and other current assets                                  112,225       (199,116)          39,335
           Increase (decrease) in accounts payable                 (438,192)       259,941          101,093
           Increase (decrease) in accrued salaries,
          wages and commissions                                      12,082          4,717          (68,167)
           Increase (decrease) in accrued employee
          insurance costs                                             4,446         (7,979)          (9,275)
           Increase (decrease) in other accrued expenses              2,852         (2,430)          (4,679)
           Increase (decrease) in payroll and other taxes
          withheld and accrued                                       15,377            711          (17,922)
           Increase (decrease) in income taxes payable              119,857            --            (8,279)
            Net cash provided by operating activities               782,096        107,502        1,611,817

Cash flows from investing activities:
    Proceeds from maturity of marketable investment
     securities                                                  10,454,464      3,887,307             --
    Additions to property, plant and equipment                     (348,501)    (1,079,443)        (152,938)
    Reduction of common stock subscribed                            558,663        558,662          558,662
    Proceeds from sale of marketable investment securities        3,866,542           --               --
    Purchases of marketable investment securities                (6,781,941)   (14,341,771)            --
           Net cash provided by (used in) investing
            activities                                            7,749,227    (10,975,245)         405,724

                                                       (continued)

                                       ESPEY MFG. ELECTRONICS CORP.

                                    Statements of Cash Flows, Continued

                              Year ended June 30, 1996, 1995 and 1994

                                                                     1996            1995            1994
Cash flows from financing activities:
    Dividends on common stock                                  $   (937,119)      (809,041)        (810,424)
    Purchase of treasury stock                                   (3,696,340)       (93,585)             --
         Net cash used in financing activities                   (4,633,459)      (902,626)        (810,424)
Increase (decrease) in cash and short-term investments            3,897,864    (11,770,369)       1,207,117
Cash and short-term investments, beginning of year                1,699,215     13,469,584       12,262,467
Cash and short-term investments, end of year                   $  5,597,079      1,699,215       13,469,584

Supplemental disclosures of cash flow information:
    Income taxes paid (refund)                                 $   (204,907)       348,000        1,179,538



<F1>
See accompanying notes to financial statements.







                       ESPEY MFG. & ELECTRONICS CORP.

                       Notes to Financial Statements

                       June 30, 1996, 1995 and 1994


(1)  Summary of Significant Accounting Policies
     (a)     Nature of Operations
               Espey Mfg. & Electronics Corp. (the "Company") is a manufacturer of electronic equipment used primarily in military applications. The principal markets for the Company's products have been the United States and Israel.

     (b)     Inventory Valuation and Income Recognition
               Raw materials are valued at cost, principally on the first-in, first-out method.

               Inventoried work relating to contracts in process and work in process is valued at actual production cost, including factory overhead and initial set-up costs incurred to date, reduced by amounts identified with revenue recognized on units shipped and billed. Work in process represents spare parts and other inventory items acquired or produced to service units previously sold or anticipated to be sold in the future under contract. Provision for losses on contracts is made when existence of such losses becomes evident. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced.Certain contracts are expected to extend beyond twelve months.

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

     (c)     Progress Payments
               The Company receives progress payments on certain sales contracts. Such payments are recorded as a reduction of inventory and are liquidated when customers are billed for completed items shipped.
     (d)     Depreciation
               Depreciation of plant and equipment is computed generally on a straight-line basis over the estimated useful lives of the assets for book purposes and on an accelerated method for tax purposes.


                                                          (continued)

                           ESPEY MFG. & ELECTRONICS CORP.

      (e)     Income Taxes
               The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", as of July 1, 1993 on a prospective basis. The cumulative effect of the change in accounting for income taxes as of July 1, 1993 was $201,653 and is separately identified in the statement of earnings for the year ended June 30, 1994.

               Under the provisions of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, SFAS No. 109 requires that the tax benefit of tax deductible dividends on unallocated ESOP shares be recorded as a direct addition to retained earnings rather than as a reduction of income tax expense.

     (f)     Investment Tax Credits
               Investment tax credits are accounted for as a reduction of income tax expense in the year taxes payable are reduced. Such credits reduced State income tax expense by approximately $7,000 in 1994. No benefits for investment tax credits were recognized in 1996 and 1995.

     (g)     Short-Term Investments and Cash Equivalents
               All short-term investments, consisting of certificates of deposit, money market accounts, and U.S. Teasury bills, maturing within three months are considered cash equivalents for purposes of the statements of cash flows.
     (h)     Marketable Investment Securities
               Marketable investment securities at June 30, 1996 and 1995 consist of U.S. Treasury securities. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at July 1, 1994. Upon adoption of SFAS No. 115, at July 1, 1994, all amounts included in short-term investments matured within three months of the adoption date. Therefore no amounts were transferred to marketable investmentsecurities upon adoption and there was no cumulative effect from this change. Under SFAS No. 115, the Company classifies certain U.S. Treasury securities as held-to-maturity. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until their maturity. Held-to-maturity securities are recorded at amortized cost.

                                                            (continued)

                               ESPEY MFG. & ELECTRONICS CORP.

               A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

               Premiums and discounts are amortized or accredited over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

     (i)     Management Estimates
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (j)     Reclassification
               Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

(2)     Marketable Investment Securities
     Marketable investment securities at June 30, 1996 and 1995, consist of U.S. Treasury securities, which are classified as held-to-maturity securities, and recorded at amortized cost. There were no gross unrealized gains or losses on U.S. Treasury securities at June 30, 1996. The difference between cost and fair market value for the U.S.Treasury securities represents interest income, which has been recognized during 1996 and is included in accrued interest receivable at June 30, 1996.

     Maturities of investment securities classified as held-to-maturity were as follows:
                                                     Amortized          Fair
                                                     Cost               Value
     At June 30, 1996:
     Due after three months through 1 year       $   3,021,195        3,134,458

     At June 30, 1995:
          Due after three months through 1 year  $  10,554,464       10,731,469



                                                       (continued)

                             ESPEY MFG. & ELECTRONICS CORP.

     On February 20, 1996, the Company realized a gain of $5,796 on the sale of marketable securities with an aggregate amortized cost of $3,860,746. These securities, which were classified as held to maturity, were sold for the purpose of acquiring 219,400 shares of the Company's common stock.

(3)     Inventories and Cost of Sales
     Included in costs relating to contracts in process at June 30, 1996, 1995 and 1994 are costs of $1,504,409, $1,023,945 and $835,056, respectively, relative to contracts that may not be completed within the ensuing year. Under the unit-of-delivery method, the related sale and cost of sales will not be reflected in the statement of earnings until the units under contract are shipped.

(4)     Contracts in Process
     Contracts in process at June 30, 1996 and 1995 are as follows:

                                                          1996          1995

       Gross contract value                           $16,297,193     20,878,002
       Carrying value of contracts in process           8,971,704     10,891,178
       Less progress payments                                  --
        2,121,800

       Included in current assets as contracts in
       process, net of progress payments              $ 8,971,704      8,769,378


(5)     Property, Plant and Equipment
 A summary of property, plant and equipment at June 30, 1996 and1995 is as follows:

                                                             1996          1995

     Land                                             $    50,000         50,000
     Buildings and improvements                         3,828,650      3,812,594
     Machinery and equipment                            7,614,027      7,288,397
     Furniture, fixtures and office equipment             320,460        313,645
                                                      $11,813,137     11,464,636





                                                        (continued)

                           ESPEY MFG. & ELECTRONICS CORP.

     The estimated useful lives of depreciable assets are as follows:

          Buildings and improvements                          20-25 years
          Machinery and equipment                                10 years
          Furniture, fixtures and office equipment               10 years
          Autos and trucks                                        5 years

     The Company adopted the provisions of SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", as of July 1, 1995. This accounting standard requires that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amount of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The adoption of this accounting standard had no effect on the financial position or results of operations of the Company.

(6)     Research and Development Costs
     Research and development costs charged to operations during the years ended June 30, 1996, 1995 and 1994 were approximately $205,000, $141,000 and $119,000, respectively.
(7)     Pension Expense
     Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions are based upon hours worked at a specified rate and amounted to $79,282 in 1996, $65,500 in 1995 and $57,300 in 1994.

(8)     Provision for Income Taxes
     A summary of the components of the provision for income taxes for the years ended June 30, 1996, 1995 and 1994 is as follows:

                                        1996           1995           1994

     Current tax expense - Federal   $ 366,108        324,021        646,448
     Current tax expense - State        11,883         22,000        221,400
     Deferred tax benefit             (116,496)       (87,651)       (72,364)
                                     $ 261,495        258,370        795,484


                                            (continued)

                  ESPEY MFG. & ELECTRONICS CORP.

     Total income tax expense for the years ended June 30, 1996, 1995 and 1994 was allocated as follows:

                                                   1996       1995      1994

       Earnings from operations                 $ 261,495   258,370   795,484
       Stockholders' equity, for tax effect of
           dividends on unallocated ESOP shares   (52,574)  (50,070)  (55,007)
                                                $ 208,921   208,300   740,477



     Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with SFAS No.109 (see note 1(e)).

     The combined U.S. Federal and state effective income tax rates of 33.3%, 34.4% and 41.1% for 1996, 1995 and 1994, respectively, differed from the statutory U.S. Federal income tax rate for the following reasons:

                                                      1995      1994     1993

       U.S. statutory tax rate                        34.0%     34.0%    34.0%
       Increase (reduction) in rate resulting from:
           Dividends received deduction                (.3)      (.3)     (.1)
           State franchise tax, net of Federal income
          tax benefit                                  1.0       1.9      7.6
           Other                                      (1.4)     (1.2)     (.4)
       Effective tax rate                             33.3%     34.4%    41.1%

     For the year ended June 30, 1996 deferred income tax benefit of $116,496 results from the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 1996 and 1995 are presented below:






                                                                (continued)

                          ESPEY MFG. & ELECTRONICS CORP.

                                                      1996             1995
 Deferred tax liabilities:
   Property, plant and equipment - principally
     due to differences in depreciation methods   $ 501,110           543,396
   Inventory - effect of uniform capitalization     179,625            41,682
 Total gross deferred tax liabilities               680,735           585,078

 Deferred tax assets:

   Inventory - differences in valuation methods      180,421             --
   Common stock subscribed - due to difference
     in interest recognition                         510,198          478,466
   Total gross deferred tax assets                   690,619          478,466
   Net deferred tax (asset) liability              $  (9,884)         106,612

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

(9)     Common Stock and Earnings Per Share
     Earnings per share information is based on the weighted average number of common shares outstanding during the respective periods. The weighted average number of shares used in the computation was 1,269,467 in 1996, 1,346,757 in 1995 and 1,350,708 in 1994.

(10)    Segment Reporting
     A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. Government and its agencies and certain industrial customers. Sales made to the U.S. Government and its agencies are primarily on a subcontract basis. Sales to two domestic and one foreign customer accounted for 28.9%, 22.8% and 17.8%, respectively, of total sales in 1996. Sales to two domestic customers and one foreign customer accounted for 31.5%, 24.2%, and 16.2%, respectively, of total sales in 1995. Sales to one domestic customer accounted for 66.8% of total sales in 1994.

                           ESPEY MFG. & ELECTRONICS CORP.

     Export sales in 1996 and 1995 aggregated approximately $3,073,000 and $2,602,000, respectively. Export sales in 1994 were not significant.

(11)    Related Party Transactions
     Barry Pinsley, son of the Company's retired president and current chairman of the Board, Sol Pinsley, received from the Company approximately $54,000 in 1994 for consulting services. On March 28, 1994, the arrangement for consulting services was terminated and Barry Pinsley is now employed as a vice-president of the Company.

(12)    Stock Rights Plan
     During 1989, the Company adopted a Shareholder Rights Plan in which common stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock outstanding as of or issued subsequent to April 14, 1989. Each right entitles the holder thereof to buy one-half share of common stock of the Company at an exercise price of $75 per share subject to adjustment. The rights are exercisable only if a person or group acquires beneficial ownership of 25% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in the offeror, together with all affiliates and associates thereof, being the beneficial owner of 30% or more of the Company's common stock.

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

     The Company generally is entitled to redeem the rights at one cent per right at any time until the 15th day (or 25th day if extended by the Company's Board of Directors) following public announcement that a 25% position has been acquired or the commencement of a tender or exchange offer which, if consummated, would result in the offer or, together with all affiliates and associates thereof, being the beneficial owner of 30% or more of the Company's common stock.




                                                      (continued)

                          ESPEY MFG. & ELECTRONICS CORP.

13)     Employee Stock Ownership Plan
     In 1989, the Company established an Employee Stock Ownership Plan (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 in 1989 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Since inception of the Plan, the ESOP has sold or distributed 23,131 shares of the Company's common stock to pay benefits to participants.
     At June 30, 1996, the ESOP held a total of 308,093 shares of the Company's common stock, of which 139,997 shares were allocated to participants in the Plan.

     The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Interest is payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying balance sheets. The company recognizes the principal payments of the ESOP debt, on a straight-line basis over the term of the note, as compensation expense.

      Each year, the Company makes contributions to the ESOP which are used to make loan payments. With each loan payment, a portion of the common stock is allocated to participating employees. In 1996, the Company's required contribution of $1,039,605 was reduced by $132,376 which represents the dividends paid to the unallocated ESOP shares. The resulting payment of $907,229 includes $426,287 classified as compensation expense. In 1995, the Company's required contribution of $1,039,605 was reduced by $126,072 which represents the dividends paid to the unallocated ESOP shares. The resulting payment of $913,533 includes $432,590 classified as compensation expense. In 1994, the Company's required contribution of $1,039,605 was reduced by $138,679 which represents the dividends paid to the unallocated ESOP shares. The resulting payment of $900,926 includes $419,983 classified as compensation expense.

(14)    Financial Instruments/Concentration of Credit Risk
     The carrying amounts of financial instruments, including cash, short-term investments, marketable investment securities, accounts receivable and accounts payable, approximated fair value as of June 30, 1996 and 1995 because of the relatively short maturity of these instruments.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and short-term investments and accounts receivable. The Company maintains cash and short-term investments with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in note 10, a significant portion of the Company's sales are made to the U.S. Government and its agencies and certain industrial customers. The related accounts receivable balance represented 54% and 57% of the Company's total trade accounts receivable balance at June 30, 1996 and 1995, respectively.
                                                           (continued)

                          ESPEY MFG. & ELECTRONICS CORP.

     Although the Company's exposure to credit risk associated with nonpayment of these balances is affected by conditions or occurrences within the U.S. Government, the Company believes that its trade accounts receivable credit risk exposure is limited. The Company performs ongoing credit evaluations of its customers' financial conditions and requires collateral, such as progress payments, in certain circumstances. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(15)    Commitments and Contingencies
     Subsequent to June 30, 1996, the Company renewed its operating lease agreement for the rental of a sales office in Great Neck, New York. This lease, which expires on September 9, 2001, requires future minimum lease payments of $60,950 payable as follows:

          Year ending June 30,
                    1997           $              10,158
                    1998                          12,190
                    1999                          12,190
                    2000                          12,190
                    2001                          12,190
                    Thereafter                     2,032
                                   $               60,950

     Rent expense for the years ended June 30, 1996, 1995 and 1994 was $22,624, $22,235 and $24,114, respectively.

(16)    Quarterly Financial Information (Unaudited)

                                 First      Second      Third       Fourth
                                 Quarter    Quarter     Quarter     Quarter
     1996:
     Net sales              $  4,000,805   4,434,896   4,352,275   4,012,224
     Gross profit                404,675     486,916     533,557     402,034
     Net earnings                 98,440     125,906     169,479     128,912

     Net earnings per share $       .07         .09         .13         .12

     1995:
     Net sales              $  4,161,569   2,814,595   3,496,584   4,101,349
     Gross profit                614,354     293,631     267,462     324,403
     Net earnings                174,765      33,407      74,149     209,446

     Net earnings per share $       .13         .02         .06         .16

                                                             (continued)

                           ESPEY MFG. & ELECTRONICS CORP.

                                   First      Second     Third      Fourth
                                   Quarter    Quarter    Quarter    Quarter
     1994:
     Net sales                   $4,500,088  4,371,411  1,989,770  3,817,034
     Gross profit                   970,794    751,934    587,038    556,342
     Cumulative effect of change
       in accounting principle      201,653       --         --         --
     Net earnings                   645,254    257,737    223,401    217,485

     Net earnings per share      $    .48       .19        .17        .16

     Financial information for the fourth quarter of 1996 reflects a pre-tax write off of approximately $354,000 related to inventory for which the Company expected to receive orders during the year. In the fourth quarter of 1996, management's assessment of this inventory resulted in the aforementioned write-off as previously anticipated orders did not materialize.

Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     Not Applicable.

                                      PART III

Item 10.        Directors and Executive Officers of the Registrant.

Identification of Directors

                       Date Present Term               Other Positions
                       Expires and Period              and Offices Held
Name                   Served as Director              WithRegistrant      Age

Joseph Canterino        Annual Meeting in               President and       71
                        December 1998                   Chief Executive
                        Director since                  Officer
                        December 11, 1992

Paul J. Corr            Annual Meeting in               None                52
                        December 1996
                        Director since
                        April 3, 1992

William P. Greene       Annual Meeting in               None                66
                        December 1998
                        Director since
                        April 3, 1992

Barry Pinsley           Annual Meeting in               Vice President-     54
                        December 1996                   Special Projects
                        Director since
                        March 25, 1994

Howard Pinsley          Annual Meeting in               Vice President-
                        December 1997                   Special Power
                        Director since                  Supplies            56
                        December 11, 1992

Sol Pinsley             Annual Meeting in               Chairman of         83
                        December 1997                   the Board
                        Director since 1950






                                                    (continued)
                                       III-1

                         Date Present Term             Other Positions
                         Expires and Period            and Offices Held
Name                     Served as Director            With Registrant     Age

Seymour Saslow          Annual Meeting in              Vice President-      75
                        December 1998                  Engineering
                        Director since
                        December 11, 1992

Michael W. Wool         Annual Meeting in              None                 50
                        December 1996
                        Director since 1990

Identification of Executive Officers

                         Positions and
                        Offices Held             Period Served As
Name                    With Company             Executive Officer         Age

Sol Pinsley             Chairman of the          President and Chief        83
                        Board and                Executive Officer for
                        Director                 more than the past five
                                                 years prior to taking
                                                 present position on
                                                 August, 1996; Treasurer
                                                 from August 4, 1988 to
                                                 September 10, 1993

Seymour Saslow          Vice President-          Since April 3, 1992        75
                        Engineering and Director

Joseph Canterino        President and Chief      Since April 3, 1992;       71
                        Executive Officer and    Vice-President-
                        Director                 Manufacturing prior
                                                 to present position

Howard Pinsley          Vice President-Special   Since April 3, 1992        56
                        Power Supplies and
                        Director

Barry Pinsley           Vice President-Special   Since March 25, 1994       54
                        Projects and Director


                                                      (continued)
                                       III-2

                        Positions and
                        Offices Held             Period Served As
Name                    With Company             Executive Officer         Age

Herbert Potoker         Treasurer and Principal  Since September10,         67
                        Financial Officer        1993

Garry M. Jones          Assistant Treasurer      Since August 4, 1988;      56
                        and Principal Accounting Principal Financial
                        Officer                  Officer from August 4,
                                                 1988 to September 10,
                                                 1993

Reita Wojtowecz         Secretary                Since June 27, 1994        67

     Each officer's term is at the will of the Board of Directors, except for Sol Pinsley. The term of Mr. Pinsley's employment is subject to the provisions of an Employment Agreement, dated January 1, 1995. See "Executive Compensation-Employment Contracts and Termination of Employment and Change in Control Agreements."

Family Relationships

     Sol Pinsley is the father of Barry Pinsley and uncle of Howard Pinsley. Barry Pinsley and Howard Pinsley are cousins. Howard Pinsley and Herbert Potoker are cousins.

Business Experience of Directors and Officers

     Joseph Canterino has been President and Chief Executive Officer since Sol Pinsley retired from these positions on August 1, 1996. Prior to his election to his present position, Mr. Canterino served as Vice President -Manufacturing since April 3, 1992 and Plant Manager for more than five years prior to being elected Vice President-Manufacturing.

     Paul J. Corr is a Certified Public Accountant and currently a senior partner at the Latham, New York accounting firm of Richter & Company. Mr. Corr was a partner of the accounting firm of Corr & Company from 1982 to 1993. Since 1981 to date, Mr. Corr has been professor of Business at Skidmore College in Saratoga Springs, New York. Mr. Corr currently holds the position of Associate Professor.

     William P. Greene has been employed as Vice President of Operations for Bulk Materials International Co., Newton, Connecticut from 1994 to present. From 1991 to 1994 Mr. Greene was Associate Professor of Finance and International Business at Pennsylvania State University, Kutztown, Pennsylvania. From 1985 to 1990, he was Associate Dean at the School of Business, United States International University in San Diego, California. From 1982 to 1985, he was Chairman, Department of Business, Skidmore College, Saratoga Springs, New York. Prior to that time, he had been employed as an officer with several financial institutions.


                                       III-3

     Garry M. Jones for more than the past five years has been employed by the Company on a full time basis as Senior Accountant prior to being elected Assistant Treasurer and Principal Financial and Accounting Officer on August 4, 1988.

     Barry Pinsley is a Certified Public Accountant who for five years acted as a consultant to the Company prior to his election as a Vice President-Special Projects on March 25, 1994. Mr. Pinsley has been a practicing Certified Public Accountant in Saratoga Springs, New York since 1975.

     Howard Pinsley for more than the past five years has been employed by the Company on a full time basis as Program Director prior to being elected Vice President-Special Power Supplies on April 3, 1992.

     Sol Pinsley has been for more than the past five years employed on a full time basis as the President and Chief Executive Officer of the Company. Mr. Pinsley retired from these positions effective August 1, 1996. He has remained with the Company as Chairman of the Board.

     Herbert Potoker for more than the past five years has been employed by the Company on a full time basis in a senior financial management position prior to being elected Treasurer and Principal Financial Officer on September 10, 1993. Mr. Potoker previously had been the Treasurer and Principal Financial and Accounting Officer of the Company until August 4, 1988.

     Seymour Saslow has been Vice President-Engineering since April 3, 1992. Mr. Saslow served as the Director of Engineering of the Company for more than five years prior to his election to his present position.

     Reita Wojtowecz has been Secretary of the Company since June 27, 1994. She has been employed by the Company as Director of Human Resources for more than the past five years.

     Michael W. Wool has been an attorney in private practice and a partner in the law firm of Langrock, Sperry & Wool in Burlington, Vermont for more than the past five years.

Directorships

     None of the directors holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of that Act or any company registered as an Investment company under the Investment Company Act of 1940.

Legal Proceedings

     None of the directors or executive officers of the Company were involved during the past five years in any of the legal proceedings specified under Item 401(f) of Regulation S-K.

                                       III-4

Item 11.        Executive Compensation.

Executive Compensation Table

     The following table summarizes the annual compensation of the Company's Chief Executive Officer for fiscal years 1996, 1995 and 1994 and of the other five highest paid executive officers of the Company whowere such as of June 30, 1996 and for each of the two prior fiscal years that they were executive officers for any part of such years:

                             SUMMARY COMPENSATION TABLE

Name and                       Fiscal    Annual              All Other
Principal Position             Year      Salary    Bonus     Compensation(1)

Sol Pinsley                    1996     $193,900   $25,000   $14,129
President and Chief            1995     $189,000   $25,000    $9,968
Executive Officer              1994     $189,000   $25,000   $11,661

Seymour Saslow                 1996     $112,900   $25,000   $15,063
Vice President-                1995     $108,000   $25,000   $10,393
Engineering                    1994     $108,000   $25,000   $12,553

Joseph Canterino               1996    $103,180    $25,000   $15,819
Vice President -               1995    $ 98,280    $25,000   $11,320
Manufacturing                  1994    $ 98,280    $25,000   $12,780

Howard Pinsley                 1996    $ 93,350    $20,000   $15,567
Vice President -               1995    $ 90,450    $12,000   $11,042
Special Power                  1994    $ 90,450    $12,000   $12,544
Supplies

Herbert Potoker                1996    $107,680    $25,000   $11,892
Treasurer and                  1995    $101,280    $25,000    $9,320
Principal Financial Officer    1994    $101,280    $25,000   $10,280

Barry Pinsley                  1996    $ 84,675    $10,000   $12,389
Vice President-                1995    $ 79,500    $10,000    $8,083
Special Projects
_______________

(1) Represents (a) the cash and market value of the shares allocated for the respective fiscal years under the Company's Employee Retirement Plan and Trust ("ESOP") to the extent to which each named executive officer is vested, and (b) directors' fees except for Mr. Potoker.





                                       III-5

Insurance
     The executive officers of the Company are covered under group life and medical and health plans which do not discriminate in favor of the officers or directors of the Company and which are available generally to all salaried employees.

     The Company maintains insurance coverage, as authorized by Section 727 of the New York Business Corporation Law, providing for (a) reimbursement of the Company for payments it makes to indemnify officers and directors of the Company, and (b) payment on behalf of officers and directors of the Company for losses, costs and expenses incurred by them in actions.

Employee Retirement Plan and Trust

     Under the Company's Employee Retirement Plan and Trust ("ESOP"), approved by the Board of Directors on June 2, 1989, effective July 1, 1988, all non-union employees of the Company, including the Company's executive officers, five of whom, Sol Pinsley, Seymour Saslow, Joseph Canterino, Barry Pinsley and Howard Pinsley, are also directors of the Company, are eligible to participate. The ESOP is a non-contributory plan which is designed to invest primarily in shares of common stock of the Company. Reference is made to, and there is incorporated by reference, the description of the ESOP, its implementation and pertinent documents attached as exhibits in the Company's Form 8-K dated June 16, 1989, filed with the Commission on June 20, 1989, and to the amendments thereto filed as an Exhibit to the 10-K Report for the fiscal year ended June 30, 1991. Certain technical amendments not considered material were adopted during the year effective as of June 30, 1994.

     Of the 139,997 shares of common stock of the Company allocated to participants of the ESOP as of June 30, 1996, 2,672.96 shares were allocated to Sol Pinsley, 4,377.96 each were allocated to Joseph Canterino and Herbert Potoker, 4,058.98 shares were allocated to Howard Pinsley, 4,187.96 shares were allocated to Seymour Saslow and 972 shares were allocated to Barry Pinsley.

Compensation of Directors

     The Company's standard arrangement compensates each director of the Company a fee in the amount of $500 for each meeting of the Board of Directors attended by such director. No amount in excess of such fee per meeting of the Board of Directors was paid to any director during the last fiscal year for services as a director. Each member of the Audit Committee is compensated in the amount of $500 for each Committee meeting attended. Paul J. Corr and William P. Greene were paid $2,350 and $1,800, respectively, for consulting services to the Board of Directors for the fiscal year ended June 30, 1996.






                                       III-6

Employment Contracts and Termination of Employment and Change in
Control Agreements

     There has been in effect since July 1, 1973 a full time employment contract with Sol Pinsley, who was President, Chief Executive Officer and a Director of the Company unti Aug. 1, 1996. The most recent employment contract was entered into by the Company with Mr. Pinsley on June 12, 1995 pursuant to prior authorization given by the Board of Directors on March 24, 1995. This employment contract which was approved and ratified by the Board of Directors on June 17, 1995 is dated and effective as of January 1, 1995 for a term expiring December 31, 1998, and covers Mr. Pinsley's employment as President (or Chairman of the Board) and Chief Executive Officer and also as a non-executive officer employee should Mr. Pinsley elect to become a non-executive officer employee. The agreement provided a minimum base annual compensation of $182,000 for each calendar year commencing 1995 and the Board of Directors in its discretion may increase such compensation for any calendar year and/or award Mr. Pinsley a bonus for any calendar year. The foregoing compensation is to be reduced by $40,000 per annum in the event Mr. Pinsley elected to become a non-executive officer employee. The employment agreement further provides that in the event of his disability the foregoing compensation shall continue to be paid to Mr. Pinsley until the expiration date of the agreement, and, in the event of his death, such compensation shall be paid to his estate until the expiration date of the agreement or 187 days after his death, whichever is later. The agreement provides for (i) a restrictive covenant of non-competition by Mr. Pinsley and (ii) his covenant not to divulge or use other than for the registrant confidential information concerning the registrant, during and for 18 months after the expiration date of the agreement.

     Effective August 1, 1996, Mr. Pinsley retired from the positions of President and Chief Executive Officer. In accordance with the terms of the above agreement, Mr. Pinsley has remained as Chairman of the Board and as a non-executive officer of the Company at a reduced salary.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

     The following information is furnished as of September 20, 1996 (unless otherwise indicated) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

                                            Amount and
                                            Nature of
Title of            Name and Address        Beneficial                Percent of
 Class              of Beneficial Owner     Ownership                  Class

Common Stock         Sol Pinsley             80,261.00 -Direct   (1)   7.4633%
$.33-1/3 p.v.        P.O. Box 422             2 632.96 -Indirect (1)
                     Saratoga Springs,
                     NY  12866
                                                  (continued)
                                       III-7

                         Amount and
                                            Nature of
Title of            Name and Address        Beneficial              Percent of
 Class              of Beneficial Owner     Ownership                 Class

Common Stock    Tweedy Browne           75,300.00  -Direct   (2)       6.7853%
$.33-1/3 p.v.   Company L.P.               100.00  -Indirect (2)
                52 Vanderbilt Avenue
                New York, NY  10017

   "            Dimensional Fund        75,100.00   -Direct  (3)       6.7583%
                Advisors Inc.
                1299 Ocean Avenue
                11th Floor
                Santa Monica, CA  90401

   "            The Adirondack Trust    300,667.00  -Direct  (4)      27.0574%
                Company, as Trustee of
                the Company's Employee
                Retirement Plan and Trust
                473 Broadway
                Saratoga Springs,
                NY  12866

(1) Does not include 4,200 shares of common stock of the Company owned the testamentary trust of the deceased spouse of Sol Pinsley, Ruth Pinsley, beneficial ownership of which is disclaimed by Mr. Pinsley. The shares listed as indirectly owned by Sol Pinsley are the shares allocated to him as of June 30, 1996 as a participant in the Company's ESOP. Mr. Pinsley has the right under the ESOP to direct the manner in which such shares allocated to him are to be voted by the ESOP Trustee.

(2) The information as to the number of shares of common stock of the Company that may be deemed beneficially owned by Tweedy Browne Company, L.P. ("TBC") is from Amendment No. 2 dated January 17, 1996, to the Schedule 13D dated March 14, 1995, both of which were filed with the Securities and Commission. The 100 shares that are included as indirectly owned by TBC are owned by TBK Partners L.P. ("TBK"), which may be deemed a member of a group with TBC. TBC and TBK in said Amendment No. 2 disclaim beneficial ownership of the common stock of the other and state that the filing of the Schedule 13D should not be deemed an admission that TBK comprise a group within the meaning of Section 13d-3 of the 1934 Act. TBC, a registered investment advisor, holds shares in the Company in a fiduciary capacity. TBC reported sole voting power with respect to 61,730 shares and sole dispositive power with respect to 75,300 shares.




                                       III-8

(3) The information as to the number of shares of common stock of the Company that may be deemed beneficially owned by Dimensional Fund Advisors Inc. ("Dimensional") is from the Schedule 13G dated January 30, 1995 filed with the Securities and Exchange Commission. Dimensional has informed the Company by letter dated February 9, 1995 that it disclaims beneficial ownership of all such shares. Dimensional, a registered investment advisor, holds shares in the Company in a fiduciary capacity. Dimensional reported sole voting power with respect to 49,500 shares and sole dispositive power with respect to 75,100 shares.

(4) This information is from the Form 4 dated August 13, 1996, filed with the Securities and Exchange Commission by the Trustee on behalf of the Company's Employee Retirement Plan and Trust ("ESOP"). The ESOP Trustee has sole voting power with respect to unallocated common shares owned by the Trust, 168,096 shares as of August 24, 1996, as directed by the Plan Administrator appointed by the Company's Board of Directors. As to the common shares allocated to participants, 132,571 shares as of August 24, 1996, the ESOP Trustee has the power to vote such shares as directed by such Plan Administrator to the extent the participants do not direct the manner in which such shares are to be voted.

Security Ownership of Management

     The following information is furnished as of September 20, 1996 (unless otherwise indicated), as to each class of equity securities of the Company beneficially owned by all the Directors and by Directors and Officers of the Company as a Group:

                                        Amount and
                                        Nature of
 Title of       Name of                 Beneficial              Percent of
 Class          Beneficial Owner        Ownership                 Class

Common Stock
$.33-1/3 p.v.   Paul J. Corr             500.00  -Direct          .0450%

   "            William P. Greene          0.00                   0.0%

   "            Michael W. Wool          100.00                   .0090%

   "            Sol Pinsley           80,261.00  -Direct         7.4633%
                                       2,672.96  -Indirect (1)(2)

   "            Seymour Saslow         4,187.96  -Indirect (2)    .3769%

   "            Joseph Canterino       7,500.00  -Direct         1.0689%
                                       4,377.96  -Indirect (2)



                                                  (continued)
                                       III-9

                                         Amount and
                                         Nature of
Title of        Name of                  Beneficial               Percent of
 Class          Beneficial Owner         Ownership                Class

Common Stock    Howard Pinsley           39,134.00   -Direct           3.8870%
$.33-1/3                                  4,058.98   -Indirect (2)


   "            Barry Pinsley               800.00   -Direct            .5374%
                                          5,172.00   -Indirect (2)(3)(4)

   "            Herbert Potoker           6,490.00   -Direct            .9780%
                                          4,377.96   -Indirect (2)(5)

   "            Garry M. Jones                0.00   -Direct            .1790%
                                          1,989.15   -Indirect (2)

   "            Reita Wojtowecz               0.00   -Direct            .1222%
                                          1,358.02   -Indirect (2)

   "            Officers and Directors  134,785.00   -Direct          14.6667%
                as a Group               28,194.99   -Indirect (6)
_____________

(1) Excludes 4,200 shares owned by a testamentary trust of Ruth Pinsley, the deceased spouse of Sol Pinsley. Beneficial ownership of the shares owned by the trust is disclaimed by Mr. Pinsley.

(2) Shares allocated to named officer as of June 30, 1996 as a participant in the Company's ESOP. Each such person has the right to direct the manner in which such shares allocated to him or her are to be voted by the ESOP Trustee.

(3) Excludes 1,300 shares owned by Barry Pinsley's spouse, as to which beneficial ownership is disclaimed by Mr. Pinsley.

(4) Includes 4,200 shares owned by a testamentary trust of Ruth Pinsley, the deceased spouse of Sol Pinsley. As trustee of the trust, Barry Pinsley is deemed the beneficial owner, as defined in Rule 13d-3, of the shares held by the trust.

(5) Excludes 300 shares owned by Herbert Potoker's spouse, as to which beneficial ownership is disclaimed by Mr. Potoker.

(6) Shares allocated to all officers as a group as of June 30, 1996 who participate in the Company's ESOP, Each such person has the right to direct the manner in which such shares allocated to him are to be voted by the ESOP Trustee.

     There are no arrangements known to the Company the operation of which may at a subsequent date result in change of control of the Company.


                                       III-10

Item 13.        Certain Relationships and Related Transactions.

     For the fiscal year ended June 30, 1996, Christopher Canterino, who is a full time employee of the Company and the son of Joseph Canterino, President and Chief Executive Officer of the Company, received compensation as such employee of $79,950, as well as an ESOP allocation of Company Stock and dividends thereon totaling $9,082.

     As previously reported, the Company established and sold to the ESOP Trust on June 5, 1989, 331,224 shares of the Company's treasury stock at a price of $26.50 per share, which purchase price was funded by the Company making a cash contribution and loan. Each year, the Company makes contributions to the ESOP which are used to make loan interest and principal payments to the Company. With each such payment, a portion of the common stock held by the ESOP is allocated to participating employees. As of June 30, 1996, there were 139,997 shares allocated to participants. The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Officers of the Company, including five (Sol Pinsley, Seymour Saslow, Joseph Canterino, Howard Pinsley and Barry Pinsley) who are also directors, are eligible to participate in the ESOP and to have shares and cash allocated to their accounts and distributed to them in accordance with the terms of the ESOP.

     The Company paid the law firm of Langrock, Sperry & Wool, of which Michael W. Wool, a director of the Company, is a partner, a total of $45,500 for legal services during the fiscal year ended June 30, 1996. The Company believes the services provided to it by Langrock, Sperry & Wool were provided to it at a cost comparable to that which the Company would have been required to pay for comparable services from an unaffiliated third party.



                                       III-11

                                       PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)    1.      Financial Statements

          Included in Part II of this report:

               Independent Auditors' Report

               Balance Sheets at June 30, 1996 and 1995

               Statements of Earnings for the years ended June 30, 1996, 1995 and 1994

               Statements of Changes in Stockholders' Equity forthe years ended June 30, 1996, 1995 and 1994

               Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994

               Notes to Financial Statements

     2.      Financial Statement Schedules

          Included in Part IV of this report:                            Page

               Schedule II - Valuation and Qualifying Accounts           IV-2

          Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.      Exhibits
                                                                         Page

          11.1    Statement re: computation of per share earnings        IV-3

          27      Financial Data Schedule (for electronic filing
               purposes only)

(b)     Reports on Form 8-K

     The Company filed a report on Form 8-K during the third quarter of the period covered by this report. The report was filed on March 11, 1996. On March 7, 1996, pursuant to the authorization of the Board of Directors, the Company purchased 219,400 shares of its common stock for an aggregate cash purchase price of $3,620,100.

                                   SCHEDULE II

                          ESPEY MFG. & ELECTRONICS CORP.

                        Valuation and Qualifying Accounts
                    Years ended June 30, 1996, 1995 and 1994


                     Balance at   Additions    Deductions   Balance at
                     beginning    to           from         end of
Description          of period    reserve      reserve      period


Allowance for
doubtful accounts:


     1996            $ 3,000         -             -         3,000

     1995            $ 3,000         -             -         3,000

     1994            $ 3,000         -             -         3,000

                                   EXHIBIT 11.1

                          ESPEY MFG. & ELECTRONICS CORP.

                       Computation of per Share Earnings as
                        Disclosed in Item 14 of Form 10-K

                          Five years ended June 30, 1996


                                 1996             1995             1994             1993               1992
Computation of earnings per
  share:
    Number of shares
     issued at
     beginning of year               1,514,937     1,514,937       1,514,937        1,514,937           1,514,937
    Monthly weighted
     average number of
     treasury shares                 (245,470)      (168,180)       (164,229)        (159,897)           (119,786)
    Weighted average
     number of primary
     shares outstanding              1,269,467     1,346,757       1,350,708        1,355,040           1,395,151

    Net earnings                  $    522,737       491,767       1,343,877        1,594,290           1,885,208

    Per share                     $        .41           .37            1.00             1.18                1.35





                      S I G N A T U R E S


     Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ESPEY MFG. & ELECTRONICS CORP.

                                /s/ Joseph Canterino
                              Joseph Canterino, President and
                                Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                President
                                (Principal Executive Officer)
  /s/ Joseph Canterino          September 20, 1996
Joseph Canterino


                                Treasurer (Principal Financial
                                Officer)
  /s/ Herbert Potoker           September 20, 1996
Herbert Potoker


                                Assistant Treasurer
                                (Principal Accounting Officer)
  /s/ Garry M. Jones            September 20, 1996
Garry M. Jones


  /s/ Howard Pinsley            Vice-President and Director
Howard Pinsley                  September 20, 1996


  /s/ Barry Pinsley             Vice-President and Director
Barry Pinsley                   September 20, 1996


  /s/ Sol Pinsley               Chairman of the Board and Director
Sol Pinsley                     September 20, 1996



(signatures continued)

                                Vice-President and Director
  /s/ Seymour Saslow            September 20, 1996
Seymour Saslow


  /s/ Michael W. Wool           Director
Michael W. Wool                 September 20, 1996

  /s/ Paul J. Corr              Director
Paul J. Corr                    September 20, 1996


  /s/ William P. Greene         Director
William P. Greene               September 20, 1996