Form 10-K/A
period 1996-06-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1996-10-17
CIK 33533

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   Washington, DC  20549

                                         FORM 10-K/A

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

        This Amendment to the Form 10-K filed with the United States Securities and Exchange Commission on September 27, 1996, corrects the "Percent of Class" of the common stock of Espey Mfg. & Electronics Corp. (the "Company") owned by director William P. Greene as set forth in the table found in the "Security Ownership of Management" section of Item 12. Accordingly, Item 12 is amended to change the "Percent of Class" of the common stock of the Company owned by Mr. Greene from 1.0% to 0% since Mr. Greene did not own any shares of the common stock of the Company on the date of the filing of the Form 10-K. The complete text of Item 12 as amended is set forth below.

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

                                               Amount and
                                               Nature of
Title of      Name and Address                 Beneficial            Percent of
 Class        of Beneficial Owner              Ownership                Class

Common Stock     Sol Pinsley              80,261.00   -Direct           7.4633%
$.33-1/3 p.v.    P.O. Box 422              2,632.96   -Indirect (1)
                 Saratoga Springs,
                 NY  12866

   "             Tweedy Browne            75,300.00   -Direct   (2)     6.7853%
                 Company L.P.                100.00   -Indirect (2)
                 52 Vanderbilt Avenue
                 New York, NY  10017

   "             Dimensional Fund         75,100.00   -Direct   (3)     6.7583%
                 Advisors Inc.
                 1299 Ocean Avenue
                 11th Floor
                 Santa Monica, CA  90401

   "             The Adirondack Trust     300,667.00   -Direct   (4)   27.0574%
                 Company, as Trustee of
                 the Company's Employee
                 Retirement Plan and Trust
                 473 Broadway
                 Saratoga Springs, NY  12866

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

(2) The information as to the number of shares of common stock of the Company that may be deemed beneficially owned by Tweedy Browne Company, L.P. ("TBC") is from Amendment No. 2 dated January 17, 1996, to the Schedule 13D dated March 14, 1995, both of which were filed with the Securities and Exchange Commission. The 100 shares that are included as indirectly owned by TBC are owned by TBK Partners L.P. ("TBK"), which may be deemed a member of a group with TBC. TBC and TBK in said Amendment No. 2 disclaim beneficial ownership of the common stock of the other and state that the filing of the Schedule 13D should not be deemed an admission that TBC and TBK comprise a group within the meaning of Section 13d-3 of the 1934 Act. TBC, a registered investment advisor, holds shares in the Company in a fiduciary capacity. TBC reported sole voting power with respect to 61,730 shares and sole dispositive power with respect to 75,300 shares.

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

                                                  Amount and
                                                  Nature of
Title of           Name of                        Beneficial          Percent of
 Class             Beneficial Owner               Ownership             Class

Common Stock
$.33-1/3 p.v.      Paul J. Corr               500.00  -Direct           .0450%

   "               William P. Greene            0.00                   0.0000%

   "               Michael W. Wool            100.00  -Direct           .0090%

   "               Sol Pinsley             80,261.00  -Direct          7.4633%
                                            2,672.96  -Indirect (1)(2)

   "               Seymour Saslow           4,187.96  -Indirect (2)     .3769%

   "               Joseph Canterino         7,500.00  -Direct          1.0689%
                                            4,377.96  -Indirect (2)

   "               Howard Pinsley          39,134.00  -Direct          3.8870%
                                            4,058.98  -Indirect (2)

   "               Barry Pinsley              800.00  -Direct           .5374%
                                            5,172.00  -Indirect (2)(3)(4)

   "               Herbert Potoker          6,490.00  -Direct           .9780%
                                            4,377.96  -Indirect (2)(5)

   "               Garry M. Jones               0.00  -Direct           .1790%
                                            1,989.15  -Indirect (2)

   "               Reita Wojtowecz              0.00  -Direct           .1222%
                                            1,358.02  -Indirect (2)

   "               Officers and Directors 134,785.00  -Direct         14.6667%
                   as a Group              28,194.99  -Indirect (6)
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

(6) Shares allocated to all officers as a group as of June 30, 1996 who participate in the Company's ESOP. Each such person has the right to direct the manner in which such shares allocated to him or her are to be voted by the ESOP Trustee.

       There are no arrangements known to the Company the operation of which may at a subsequent date result in change of control of the Company.










                                           S I G N A T U R E

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