Form 10-Q
period 1996-09-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1996-11-13
CIK 33533

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20459

                                   FORM   10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended    September 30, 1996    Commission File Number  I-4383


                     ESPEY MFG. & ELECTRONICS CORP.
        (Exact name of registrant as specified in charter)


          NEW YORK                                14-1387171
       (State of Incorporation)                    (I.R.S. Employer's Ident No.)


         P. O. Box 422,  Saratoga Springs,  New York            12866
         (Address of principal executive offices)             (Zip Code)



       Registrant's telephone number, include area code     518-584-4100




       Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as at the end of the period covered by this
       report    1,111,220    .




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     YES    X                                 NO

                              ESPEY MFG. & ELECTRONICS CORP.

                                       I N D E X





PART I        FINANCIAL INFORMATION                                         PAGE


              Item 1        Financial Statments:


                            Balance Sheets - September 30, 1996                1
                            and June 30, 1996


                            Statements of Earnings - Three Months              3
                            Ended September 30, 1996 and 1996


                            Statements of Cash Flows - Three Months            4
                            September 30, 1996 and 1995


                            Notes to Financial Statements                      5
                            September 30, 1996 and 1995


              Item 2        Management's Discussion and Analysis of            7
                            Financial Condition and Results of
                            Operations.



PART II       OTHER INFORMATION                                                9

              SIGNATURES                                                      10






                                   ESPEY MFG. & ELECTRONICS CORP.

                                            Balance Sheets

                             September 30, 1996 and June 30, 1996

                                             A S S E T S

                                                                Unaudited
                                                                  1996                  1996
                                                               September 30           June 30
CURRENT ASSETS:
       Cash and cash equivelents                              $     219,920        $   1,112,767
       Short-term investments at cost
          (market value September 30, 1996,
            $6,969,532 and June 30, 1996,
              $4,577,305)                                         6,904,263            4,484,312
                     Total Cash and Short-term
                            Investments                           7,124,183            5,597,079

       Marketable investment securities - current                 1,073,403            3,021,195

       Trade accounts receivable net of
          $3,000 allowance September 30, 1996
          and June 30, 1996                                       3,826,767            1,556,404
       Other receivables                                                500               18,177

                     Net Receivables                              3,827,267            1,574,581

       Inventories:

          Raw materials and supplies                                511,520              499,900
          Work-in-process                                         2,823,110            1,561,742
          Costs relating to contracts in
          process                                                 6,319,662            8,971,704

                     Net Inventories                              9,654,292           11,033,346

       Deferred income taxes                                            796                  796
       Prepaid expenses and other current assets                    172,150              272,808

                     Total Current Assets                        21,852,091           21,499,805

Deferred income taxes                                                43,920                9,088

PROPERTY, PLANT AND EQUIPMENT AT COST                            11,923,814           11,813,137

       Less: Accumulated depreciation and
             amortization                                        (8,538,999)          (8,371,987)

              Net Property, Plant and Equipment                   3,384,815            3,441,150

                     Total                                    $  25,280,826        $  24,950,043



                                             - 1 -                                 (Continued)

                                   ESPEY MFG. & ELECTRONICS CORP.

                                     Balance Sheets, Continued

                          September 30, 1996 and June 30, 1996

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 Unaudited
                                                                     1996              1996
                                                               September 30           June 30
CURRENT LIABILITIES:
       Accounts Payable                                       $    133,150         $    158,631
       Accrued expenses:
          Salaries, wages and commissions                          168,884              116,351
          Employees' insurance costs                                48,310               54,739
          ESOP payable                                             110,249                 -
          Other                                                     11,397               17,440
          Payroll and other taxes withheld
              and accrued                                           70,985              156,890
          Dividends payable                                        777,854                  -
          Income taxes payable                                     252,297              119,857

                     TOTAL CURRENT LIABILITIES                   1,573,126              623,908



STOCKHOLDERS' EQUITY:

       Common stock, par value .33-1/3 per
       share.  Authorized 2,250,000 shares;
       issued 1,514,937 shares September 30, 1996
       and June 30, 1996.                                          504,979              504,979

       Capital in excess of par value                           10,496,287           10,496,287

       Retained earnings                                        23,813,997           24,316,400
                                                                34,815,263           35,317,666

       Less:  Common stock subscribed                          ( 4,469,299)         ( 4,469,299)
               Cost of 403,717 shares on September
               30, 1996 and 396,291 shares on
               June 30, 1996 of common stock in
               treasury                                        ( 6,638,264)         ( 6,522,232)

              TOTAL STOCKHOLDERS' EQUITY                        23,707,700           24,326,135

                            TOTAL                             $ 25,280,826         $ 24,950,043



       See accompanying notes to financial statements


                                   ESPEY MFG. & ELECTRONICS CORP.

                                      Statements of Earnings

                      Three Months Ended September 30, 1996 and 1995



                                                                              Unaudited
                                                                             Three Months
                                                                September 1996            September 1995
Net Sales                                                       $    4,586,892            $   4,000,805

Cost of sales                                                       3,888,874                 3,596,130

                            GROSS PROFIT                               698,018                  404,675

Selling, general and administrative
       expenses                                                       447,335                   411,535

                            OPERATING INCOME (LOSS)                   250,683             (       6,860)

Other Income:

       Interest income                                                 124,661                   159,462
       Sundry income                                                      375                     6,838

                                                                       125,036                   166,300


Earnings before income taxes                                           375,719                  159,440

Provision for income taxes                                            147,000                    61,000


                            NET EARNINGS                      $       228,719             $      98,440




Earnings per Share:

Net earnings                                                            $ .21                     $ .07


Average number of shares outstanding                                1,114,610                 1,341,350



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

                            ESPEY MFG. & ELECTRONICS CORP.

                            Notes to Financial Statements
                                ___________________

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of operations for each of the three months ended September 30, 1996 and 1995 and cash flows for each of the three months ended September 30, 1996 and 1995.

2. The earnings per share computations for September 30, 1996 were based on 1,114,610 shares and on 1,341,350 shares for September 30, 1995. These represent the average number of shares outstanding for each respective period.

3. Other income consists principally of interest on Certificates of Deposit, Treasury Bills and money market accounts.

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

    Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of September 30, 1996 there were 132,571 shares allocated to participants.

8. The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", as of July 1, 1995. This accounting standard required that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amount of the assets may not be recoverable. If such review indicates that the carrying value is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The adoption of this accounting standard had no effect on the financial position or results of operations of the Company.

                  ESPEY MFG. & ELECTRONICS CORP.

            Management's Discussion and Analysis of

         Financial Condition and Results of Operations



Sales for the three months ended September 30, 1996 were $4,586,892 as compared to $4,000,805 for the same period in 1995. Sales volume is largely dependent on both lead times required for new orders and the specific delivery needs of our customers.

Net earnings for the three month period were $228,719 or $.21 per share compared to $98,440 or $.07 per share for the corresponding period of last year.

Many of the contracts shipped in the current quarter carried a somewhat higher gross profit margin than those shipped during the corresponding quarter of last year. As a result, cost of sales dropped to 85% compared to the 90% reflected last year. This factor, together with the increase in sales, are the primary reasons for the increase in net profits. In an effort to continue this positive trend we have enhanced and expanded our Sales and Marketing departments. Various specifics concerning the products we are concentrating on are addressed in both the President's message acompanying our 1996 Annual
Report and in our most recently filed Form 10K.
Management has confidence that the Company can accomplish its goals.

Selling and G & A expenses show an increase of approximately 9% during the current period. This is principally due to the reclassification of certain salaries from manufacturing expenses to general and administrative expenses.

In the Statements of Cash Flows the decrease in inventories is in line with the increase in Sales. The increase in Accounts Receivable is due to a large volume of shipments made toward the end of the quarter. Most of these receivables have already been paid, and the Company feels that its reserve is adequate.

Investment income declined by approximately 22% for the current three month period primarily due to a reduction in our investment base brought about by a major repurchase of our common stock during the latter part of our last fiscal year. The Company does not feel that there is any risk associated with its investment policy, since the majority of our investments are represented by U.S. Government securities, Certificates of Deposit and money market accounts.

Since the debt of the Company's ESOP is not to an outside party, we have eliminated from the Statements of Earnings the offsetting items of interest income and interest expense relating to the ESOP. We have also eliminated the offsetting accruals from the Balance Sheets.

The Company, when possible, funds all of its operations including Financing Activities and Investing Activities with cash flows resulting from Operating Activities. It is currently felt that during the next fiscal year, funds from Operating Activities will continue to be adequate to meet these needs. For the current three month period capital expenditures were approximately $110,677.

During the three month period ended September 30, 1996 the Company repurchased 7,426 shares of its common stock.

Under existing authorizations, as of September 30, 1996, funds in the amount of $1,883,969 were available for the continuing repurchase of the Company's shares.

The backlog as of September 30, 1995 was $18,319,247. The backlog as of September 30, 1996 was $12,218,320.
Although customer order patterns are inherently difficult to predict, the Company believes that it will continue to obtain contracts consistent with our past experience. We are currently anticipating a new contract for our high power radar transmitters, which, if received, along with our other anticipated new business will result in substantially increasing our backlog.

A dividend in the amount of $.70 per share was declared payable November 22, 1996 to shareholders of record on October 28, 1996.

                            ESPEY MFG. & ELECTRONICS CORP.

                     PART II:  Other Information and Signatures



Item 4.       Submission of Matters to a Vote of Security Holders

              None during the quarter.


Item 5.       Other Information

              On August 1, 1996 Mr. Joseph Canterino assumed the duties of President and Chief Executive Officer of the Company in accordance with the Form 8-K described below.


Item 6.       Exhibits and Reports on Form 8-K

              On July 15, 1996 a Form 8-K was filed with an attached press release dated July 10, 1996 indicating that Mr. Sol Pinsley would retire as President and Chief Executive Officer but pursuant to his employment contract would remain as Chairman of the Board and a non-executive officer employee of the Corporation at a reduced compensation level. Mr. Joseph Canterino, Vice-President of Manufacturing, would assume the duties of President and Chief Executive Officer.

                            S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ESPEY MFG. & ELECTRONICS CORP.





                                          Joseph Canterino, President




                                          Herbert Potoker, Treasurer and
                                          Chief Financial Officer




 13 November 1996
        Date