Form 10-Q/A
period 1996-09-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1996-12-05
CIK 33533

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20459

                                   FORM   10-Q/A

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


                     YES    X                                 NO

      This Amendment to the Form 10-Q filed with the United States Securities and Exchange Commission on November 13, 1996, corrects the Statements of Cash Flows for the three months ended September 30, 1996 and 1995.

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



    See accompanying notes to financial statements


                                   ESPEY MFG. & ELECTRONICS CORP.
                                      Statements of Cash Flows
                          Three Months Ended September 30, 1996 and 1995
                                                                                    Unaudited
                                                                                   September 30
                                                                             1996                 1995
Cash Flows From Operating Activities:
       Net earnings                                                      $     228,719         $     98,440

Adjustments to reconcile net earnings to net cash used in operating activities:

       Tax effect of dividends on unallocated ESOP shares                       46,732               45,063
       Depreciation                                                            167,012              104,919
       Changes in assets and liabilities:
              Increase in receivables, net                               (   2,252,686)        (     82,162)
              Decrease (increase) in inventories, net                        1,379,054         (    923,873)
              Decrease in other current assets                                 100,658              275,488
              Decrease in income tax refund receivable                            -                  31,920
              Increase (decrease) in accounts payable                    (      25,481)             302,067
              Increase in accrued salaries, wages and commissions               52,533               66,717
              Decrease in accrued employee insurance costs               (       6,429)        (      2,673)
              Decrease in other accrued expenses                         (       6,043)        (      1,235)
              Decrease in payroll & other taxes withheld and accrued     (      85,905)        (     67,849)
              Decrease in deferred income taxes                          (      34,832)        (     15,983)
              Increase in income taxes payable                                 132,440                 -
              Increase in accrued ESOP contributions                           110,249              106,572

                                    Net cash used in
                                    operating activities                 (     193,979)        (     62,589)

Cash Flows From Investing Activities:

       Additions to property, plant & equipment                          (     110,677)        (     21,881)
       Proceeds from maturity of marketable investment securities            2,921,195              971,174
       Purchases of marketable investment securities                     (     973,403)        (  1,891,913)


                                    Net cash provided by (used in)
                                    investing activities                     1,837,115         (    942,620)

Cash Flows From Financing Activities:

       Purchase of treasury stock                                        (     116,032)        (     67,075)

                                    Net cash used in
                                    financing activities                 (     116,032)        (     67,075)

Increase (decrease) in cash and short-term investments                       1,527,104         (  1,072,284)


Cash and short-term investments, beginning of period                         5,597,079            1,699,215

Cash and short-term investments, end of period                           $   7,124,183         $    626,931



Income Taxes Paid                                                        $       2,660         $       -

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





 05 December 1996
        Date