Form 10-Q
period 1996-12-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1997-02-10
CIK 33533

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C.  20459

                                     FORM   10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended    December 31, 1996    Commission File Number  I-4383


                     ESPEY MFG. & ELECTRONICS CORP.
        (Exact name of registrant as specified in charter)


          NEW YORK                                14-1387171
       (State of Incorporation)                   (I.R.S. Employer's Ident No.)


         233 Ballston Avenue,  Saratoga Springs,  New York      12866
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


                      YES    X                                    NO

                               ESPEY MFG. & ELECTRONICS CORP.

                                         I N D E X





PART I         FINANCIAL INFORMATION                                      PAGE


               Item 1        Financial Statments:


                             Balance Sheets - December 31, 1996             1
                             and June 30, 1996


                             Statements of Earnings - Three Months          3
                             and Six Months Ended December 31, 1996
                             and 1995


                             Statements of Cash Flows - Six Months          4
                             Months Ended December 31, 1996 and 1995


                             Notes to Financial Statements                  5
                             December 31, 1996 and 1995


               Item 2        Management's Discussion and Analysis of        7
                             Financial Condition and Results of
                             Operations.



PART II        OTHER INFORMATION                                            9

               SIGNATURES                                                  10













                                    ESPEY MFG. & ELECTRONICS CORP.

                                              Balance Sheets

                              December 31, 1996 and June 30, 1996

                                               A S S E T S

                                                                    Unaudited
                                                                      1996                   1996
                                                                   December 31        June 30
CURRENT ASSETS:
       Cash and cash equivelents                                  $     829,011         $   1,112,767
       Short-term investments at cost
          (market value December 31, 1996,
            $9,350,608 and June 30, 1996,
              $4,577,305)                                             9,304,552             4,484,312
                      Total Cash and Short-term
                             Investments                             10,196,563             5,597,079

       Marketable investment securities - current                     1,085,475             3,021,195

       Trade accounts receivable net of
          $3,000 allowance December 31, 1996
          and June 30, 1996                                           1,208,309             1,556,404
       Other receivables                                                    500                18,177

                      Net Receivables                                 1,208,809             1,574,581

       Inventories:

          Raw materials and supplies                                    529,108               499,900
          Work-in-process                                             2,157,275             1,561,742
          Costs relating to contracts in
          process                                                     6,216,336             8,971,704

                      Net Inventories                                 8,902,719            11,033,346

       Deferred income taxes                                                 796                  796
       Prepaid expenses and other current assets                        361,794               272,808

                      Total Current Assets                           21,756,156            21,499,805

Deferred income taxes                                                     63,198                9,088

PROPERTY, PLANT AND EQUIPMENT AT COST                                11,980,884            11,813,137

       Less: Accumulated depreciation and
             amortization                                            (8,665,622)           (8,371,987)

              Net Property, Plant and Equipment                       3,315,262             3,441,150

                      Total                                       $  25,134,616         $  24,950,043


                                         - 1 -                   CONTINUED

                                    ESPEY MFG. & ELECTRONICS CORP.

                                      Balance Sheets, Continued

                                December 31, 1996 and June 30, 1996

                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     Unaudited
                                                                         1996              1996
                                                                   December 31         June 30
CURRENT LIABILITIES:
       Accounts Payable                                           $    462,032          $    158,631
       Accrued expenses:
          Salaries, wages and commissions                              222,686               116,351
          Employees' insurance costs                                    38,860                54,739
          ESOP payable                                                 220,498                  -
          Other                                                         18,295                17,440
          Payroll and other taxes withheld
              and accrued                                               38,343               156,890
          Dividends payable                                                -                     -
          Deferred income taxes - current                              182,075               119,857

                      TOTAL CURRENT LIABILITIES                      1,182,789               623,908



STOCKHOLDERS' EQUITY:

       Common stock, par value .33-1/3 per
       share.  Authorized 2,250,000 shares;
       issued 1,514,937 shares December 31, 1996
       and June 30, 1996.                                              504,979               504,979

       Capital in excess of par value                               10,496,287            10,496,287

       Retained earnings                                            24,058,124            24,316,400
                                                                    35,059,390            35,317,666

       Less:  Common stock subscribed                              ( 4,469,299)          ( 4,469,299)
               Cost of 403,717 shares on December
               31, 1996 and 396,291 shares on
               June 30, 1996 of common stock in
               treasury                                            ( 6,638,264)          ( 6,522,232)

              TOTAL STOCKHOLDERS' EQUITY                            23,951,827            24,326,135

                             TOTAL                                $ 25,134,616          $ 24,950,043



       See accompanying notes to financial statements

                                                     - 2 -






                                                  ESPEY MFG. & ELECTRONICS CORP.

                                                       STATEMENTS OF EARNINGS

                                   Three and Six Months Ended December 31, 1996 and 1995

                                                              Unaudited                                 Unaudited
                                                              Three Months                               Six Months
                                                        1996              1995                    1996                 1995
Net Sales                                          $  4,066,386          $  4,434,896          $  8,653,278          $  8,435,701

Cost of sales                                         3,337,165             3,947,980             7,226,039             7,544,110

              Gross profit                              729,221               486,916             1,427,239               891,591

Selling, general and administrative expenses            459,543               443,195               906,878               854,730
              Operating income                          269,678                43,721               520,361                36,861

Other income
       Interest income                                  123,862               166,748               248,523               326,210
       Sundry income                                      2,586                   437                 2,961                 7,275
                                                        126,448               167,185               251,484               333,485

Earnings before income taxes                            396,126               210,906               771,845               370,346

Provision for income taxes                              152,000                85,000               299,000               146,000


              Net earnings                         $    244,126          $    125,906          $    472,845          $    224,346

Earnings per share:


Net earnings                                          $ .21                 $ .10                 $ .42                $ .17


Average number of shares outstanding                1,111,220               1,338,552            1,112,915              1,339,951



See accompanying notes to Financial Statements

                                    ESPEY MFG. & ELECTRONICS CORP.
                                      Statements of Cash Flows
                             Six Months Ended December 31, 1996 and 1995


                                                                                     Unaudited
                                                                                    December 31
                                                                             1996                 1995
Cash Flows From Operating Activities:
       Net earnings                                                      $     472,845         $    224,346

Adjustments to reconcile net earnings to net cash provided by operating activities:

       Tax effect of dividends on unallocated ESOP shares                       46,732               45,063
       Depreciation                                                            293,635              211,694
       Changes in assets and liabilities:
              Decrease (increase) in receivables, net                          365,772         (    742,813)
              Decrease (increase) in inventories, net                        2,130,627         (    898,688)
              Decrease (increase) in other current assets                (      88,986)              44,677
              Decrease (increase) in income tax refund receivable                 -                 132,903
              Increase (decrease) in accounts payable                          303,401              159,563
              Increase (decrease) in accrued salaries,                         106,335              209,873
                         wages and commissions
              Increase (decrease) in accrued employee                    (      15,879)        (      4,064)
                      insurance costs
              Increase (decrease) in other accrued expenses                        856                1,105
              Increase (decrease) in payroll & other                      (    118,547)              15,237
                         taxes withheld and accrued
              Increase (decrease) in income tax payable                         62,218                 -
              Decrease (increase) in deferred income taxes               (      54,110)        (     31,967)
              Increase (decrease) in accrued ESOP contributions                220,498              213,143

                                    Net cash provided by  (used in)
                                    operating activities                     3,725,397         (    419,928)

Cash Flows From Investing Activities:

       Additions to property, plant & equipment                          (     167,747)        (    103,966)
       Proceeds from maturity of marketable investment securities            3,894,598            4,796,099
       Purchases of marketable investment securities                     (   1,958,878)        (  3,811,452)
                                    Net cash provided by (used in)
                                    investing activities                     1,767,973              880,681

Cash Flows From Financing Activities:

       Dividends on common stock                                         (     777,854)        (    937,119)
       Purchase of treasury stock                                        (     116,032)        (     76,240)

                                    Net cash used in
                                    financing activities                 (     893,886)        (  1,013,359)

Increase (decrease) in cash and short-term investments                       4,599,484         (    552,606)


Cash and short-term investments, beginning of period                         5,597,079            1,699,215

Cash and short-term investments, end of period                           $  10,196,563         $  1,146,609



Income Taxes Paid                                                        $     241,500         $     -

See accompanying notes to financial statements.


                             ESPEY MFG. & ELECTRONICS CORP.

                             Notes to Financial Statements
                                 ___________________

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1996, and the results of operations for each of the six months ended December 31, 1996 and 1995 and cash flows for each of the three months ended December 30, 1996 and 1995.

2. The earnings per share computations for December 31, 1996 were based on 1,112,915 shares and on 1,339,951 shares for December 31, 1995. These represent the average number of shares outstanding for each respective period.

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

    Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of December 30, 1996 there were 131,439 shares allocated to participants.

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

                         ESPEY MFG. & ELECTRONICS CORP.

                      Management's Discussion and Analysis of

                   Financial Condition and Results of Operations


Sales for the six months ended December 31, 1996 were $8,653,278 as compared to $8,435,701 for the same period in 1995. Sales volume is largely dependent on both lead times required for new orders and the specific delivery needs of our customers.

Net earnings for the six month period were $472,845 or $.42 per share compared to $224,346 or $.17 per share for the corresponding period of last year.

Similar to the first quarter of this year, many of the contracts shipped in the current quarter carried a somewhat higher gross profit margin than those shipped during the corresponding quarter of last year. As a result, cost of sales for the current six month period dropped to 85% compared to the 90% reflected last year. This factor, together with the increase in sales, are the primary reasons for the increase in net profits. The Company is continuing to enhance and expand its Sales and Marketing departments. In this regard the Company has contacted, and is developing, a number of new customers. As indicated previously, certain specifics concerning the products that the Company is concentrating on are addressed in both the President's message acompanying our 1996 Annual Report and in our most recently filed Form 10K.

Selling and General & Administrative expenses show an increase of approximately 7% during the current period. This is principally due to the reclassification of certain salaries from manufacturing expenses to general and administrative expenses, in addition to an increase in legal expenses thru the Company's efforts to obtain patents on a number of its products.

In the Statements of Cash Flows the decrease in inventories is due in part to the increase in sales, but to a greater extent it is due to a decrease in material purchases in keeping with the reduction in our current backlog.

Investment income declined by approximately 24% for the current six month period primarily due to a reduction in our investment base brought about by a major repurchase of our common stock during the latter part of our last fiscal year. Management presently does not feel that there is any risk associated with its investment policy, since the majority of our investments are represented by U.S. Government securities, Certificates of Deposit and money market accounts.

Since the debt of the Company's ESOP is not to an outside party, the Company has eliminated from the Statements of Earnings the offsetting items of interest income and interest expense relating to the ESOP. The Company has also eliminated the offsetting accruals from the Balance Sheets.

The Company, when possible, funds all of its operations including Financing Activities and Investing Activities with cash flows resulting from Operating Activities. Management currently feels that during the next fiscal year, funds from Operating Activities will continue to be adequate to meet these needs. For the current six month period capital expenditures were approximately $167,747.

During the six month period ended December 31, 1996 the Company repurchased 7,426 shares of its common stock.

Under existing authorizations, as of December 31, 1996, funds in the amount of $1,883,969 were available for the continuing repurchase of the Company's shares.

The backlog as of December 31, 1995 was $18,596,016. The backlog as of December 31, 1996 was $10,031,312. As indicated in prior reports customer order patterns are inherently difficult to predict. One of the Company's major customers has recently announced the consolidation and relocation of several of its facilities and various personnel. The transition stage of this consolidation will possibly cause delays in both ongoing and newly proposed programs. At the present time Management does not know what effect, if any, this will have on the receipt of pending new business from this customer. Management is hopeful that any delay will be minimal. In spite of this, in light of our projected expanding customer base, the Company still believes that it will continue to obtain contracts consistent with our past experience. The Company currently has outstanding in excess of $35,000,000 in quotations, for both repeat and new programs, in addition to increase option clauses in various existing contracts. Management is presently optimistic that a significant portion of these quotations and options will result in firm contracts.

A dividend in the amount of $.70 per share was paid November 22, 1996 to shareholders of record on October 28, 1996.

It should be noted that certain statements above are forward- looking and based on current expectations. The matters covered by those statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties.

                             ESPEY MFG. & ELECTRONICS CORP.

                      PART II:  Other Information and Signatures



Item 4.        Submission of Matters to a Vote of Security Holders

               At the 1996 Annual Meeting of Shareholders held on December 6, 1996 three shareholder proposals, none of which received a majority of the votes cast, were included in the proxy statement as follows:

               Proposal 1

               A recommendation to the Board of Directors that the 1989 Shareholder Rights Plan be redeemed.

               Proposal 2

               A recommendation to the Board of Directors to amend the corporate bylaws so that the Board of Directors would consist of a majority of independent Directors and that each Director be required to be a shareholder.

               Proposal 3

               A recommendation to the Board of Directors to declassify the Board so that all directors are elected each year.

               The result of the voting was as follows:

                                    Proposal 1   Proposal 2        Proposal 3
               For                   261,077      243,925            257,008
               Against               614,333      627,810            613,587
               Abstain                35,925       39,600             40,740
               Broker non-votes      184,237      184,237            184,237


Item 5.        Other Information

               None during the quarter.


Item 6.        Exhibits and Reports on Form 8-K

               (a) Exhibits

                   10.1 Employment contract of John J. Pompay, Jr., Vice President - Director of Marketing.

                   27 Financial Data Schedule (for electronic filing only)

               (b) Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended December 31, 1996.

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




   10 February 1997
        Date