Form 10-Q
period 1997-03-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1997-05-08
CIK 33533

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.  20459

                              FORM   10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended     March 31, 1997     Commission File Number  I-4383


              ESPEY MFG. & ELECTRONICS CORP.
        (Exact name of registrant as specified in charter)


   NEW YORK                                14-1387171
       (State of Incorporation)                (I.R.S. Employer's Ident No.)


  233 Ballston Avenue,  Saratoga Springs,  New York      12866-4755
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


               YES    X                                     NO

                         ESPEY MFG. & ELECTRONICS CORP.

                                  I N D E X





PART I  FINANCIAL INFORMATION                                              PAGE


        Item 1         Financial Statments:


                       Balance Sheets - March 31, 1997                       1
                       and June 30, 1996


                       Statements of Earnings - Three Months                  3
                       and Nine Months Ended March 31, 1997
                       and 1996


                       Statements of Cash Flows - Nine Months                 4
                       Ended March 31, 1997 and 1996


                       Notes to Financial Statements                          5
                       March 31, 1997 and 1996

        Item 2         Management's Discussion and Analysis of                7
                       Financial Condition and Results of
                       Operations.



PART II OTHER INFORMATION                                                   10

        SIGNATURES                                                          11


                                      ESPEY MFG. & ELECTRONICS CORP.

                                               Balance Sheets

                                March 31, 1997 and June 30, 1996

                                                A S S E T S

                                                                      Unaudited
                                                                        1997                     1996
                                                                       March 31           June 30
CURRENT ASSETS:
        Cash and cash equivelents                                   $     659,198         $   1,112,767
        Short-term investments at cost
           (market value March 31, 1997,
             $10,891,321 and June 30, 1996,
               $4,577,305)                                             10,838,480             4,484,312
                       Total Cash and Short-term
                              Investments                              11,497,678             5,597,079

        Marketable investment securities - current                        100,000             3,021,195

        Trade accounts receivable net of
           $3000 allowance March 31, 1997
           and June 30, 1996                                            1,899,723             1,556,404
        Other receivables                                                     500                18,177

                       NET RECEIVABLES                                  1,900,223             1,574,581

        Inventories:

           Raw materials and supplies                                     530,934               499,900
           Work-in-process                                              1,785,343             1,561,742
           Costs relating to contracts in
               process                                                  5,809,835             8,971,704

                       NET INVENTORIES                                  8,126,112            11,033,346

        Deferred Income taxes                                               -                       796
        Prepaid expenses and other current assets                         292,525               272,808

                       TOTAL CURRENT ASSETS                            21,916,538            21,499,805

Deferred income taxes                                                      86,844                 9,088

PROPERTY, PLANT AND EQUIPMENT AT COST                                  12,112,889            11,813,137

        Less: Accumulated depreciation and
              amortization                                             (8,771,913)           (8,371,987)

               NET PROPERTY, PLANT AND EQUIPMENT                        3,340,976             3,441,150

                       TOTAL                                        $  25,344,358         $  24,950,043

                                 - 1 -                                     (Continued)

                                      ESPEY MFG. & ELECTRONICS CORP.

                                        Balance Sheets, Continued

                              March 31, 1997 and June 30, 1996

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       Unaudited
                                                                           1997               1996
                                                                        March 31         June 30
CURRENT LIABILITIES:
        Accounts Payable                                            $    339,588          $    158,631
        Accrued expenses:
           Salaries, wages and commissions                               275,894               116,351
           Employees' insurance costs                                     37,174                54,739
           ESOP payable                                                  330,746                  -
           Other                                                          12,319                17,440
           Payroll and other taxes withheld
               and accrued                                               110,516               156,890
           Dividends payable                                                 -                      -
           Deferred income taxes                                          38,918                    -
           Income tax payable                                            120,007               119,857

                       TOTAL CURRENT LIABILITIES                       1,265,162               623,908



STOCKHOLDERS' EQUITY:

        Common stock, par value .33-1/3 per
        share.  Authorized 2,250,000 shares;
        issued 1,514,937 shares March 31, 1997
        and June 30, 1996.                                               504,979               504,979

        Capital in excess of par value                                10,496,287            10,496,287

        Retained earnings                                             24,185,493            24,316,400
                                                                      35,186,759            35,317,666

        Less:  Common stock subscribed                               ( 4,469,299)          ( 4,469,299)
                Cost of 403,717 shares on March
                31, 1997 and 396,291 shares on
                June 30, 1996 of common stock in
                treasury                                             ( 6,638,264)          ( 6,522,232)

               TOTAL STOCKHOLDERS' EQUITY                             24,079,196            24,326,135

                              TOTAL                                 $ 25,344,358          $ 24,950,043



        See accompanying notes to financial statements

                                                       - 2 -


                                                   ESPEY MFG. & ELECTRONICS CORP.

                                                         STATEMENTS OF EARNINGS

                                        Three and Nine Months Ended March 31, 1997 and 1996

                                                              Unaudited                                    Unaudited
                                                               Three Months                                   Nine Months
                                                          1997              1996                    1997                   1996
Net Sales                                         $  3,805,569          $  4,352,275           $ 12,458,847          $ 12,787,976


Cost of sales                                        3,261,532             3,818,718             10,487,571            11,362,828

               Gross profit                            544,037               533,557              1,971,276             1,425,148

Selling, general and administrative expenses           467,407               397,074              1,374,285             1,251,804
               Operating income                         76,630               136,483                596,991               173,344

Other income
        Interest income                                130,072               133,329                378,595               459,539
        Sundry income                                      668                   667                  3,629                 7,942
                                                       130,740               133,996                382,224               467,481

Earnings before income taxes                           207,370               270,479                979,215               640,825


Provision for income taxes                              80,000               101,000                379,000               247,000

               Net earnings                       $    127,370          $    169,479           $    600,215          $    393,825

Earnings per share:


Net earnings                                         $ .12                 $ .13                 $ .54                $  .30


Average number of shares outstanding                1,111,220              1,264,912             1,112,358              1,319,375



See accompanying notes to Financical Statements

                                                                    - 3 -


                                      ESPEY MFG. & ELECTRONICS CORP.
                                        Statements of Cash Flows
                              Nine Months Ended March 31, 1997 and 1996
                                                                                      Unaudited
                                                                                      March 31
                                                                                  1997                1996
Cash Flows From Operating Activities:
        Net earnings                                                       $     600,215          $    393,825

Adjustments to reconcile net earnings to net cash provided by operating activities:

        Tax effect of dividends on unallocated ESOP shares                        46,732                45,063
        Depreciation                                                             399,926               392,542
        Changes in assets and liabilities:
               Decrease (increase) in receivables, net                     (     325,642)         (  1,213,125)
               Decrease (increase) in inventories, net                         2,907,234          (  1,519,639)
               Decrease (increase) in other current assets                 (      19,717)              128,898
               Decrease (increase) in income tax refund receivable                  -                 249,886
               Increase (decrease) in accounts payable                           180,957                21,340
               Increase (decrease) in accrued salaries,                          159,543               185,622
                        wages and commissions
               Increase (decrease) in accrued employee                      (     17,565)                1,653
                       insurance costs
               Increase (decrease) in other accrued expenses                (      5,121)         (        100)
               Increase (decrease) in payroll & other                        (     46,374)        (      4,191)
                         taxes withheld and accrued
               Increase (decrease) in income tax payable                             150                   -
               Decrease (increase) in deferred income taxes                 (     38,042)         (     47,949)
               Increase (decrease) in accrued ESOP contributions                  330,746              319,715

                                      Net cash provided by (used in)
                                      operating activities                     4,173,042           ( 1,046,460)

Cash Flows From Investing Activities:

        Additions to property, plant & equipment                           (     299,752)         (    311,623)
        Proceeds from maturity of marketable investment securities             4,880,073            11,445,421
        Purchases of marketable investment securities                      (   1,958,878)         (  6,706,726)

                                      Net cash provided by(used in)
                                      investing activities                     2,621,443             4,427,072

Cash Flows From Financing Activities:

        Dividends on common stock                                          (     777,854)         (    937,119)
        Purchase of treasury stock                                         (     116,032)         (  3,696,340)

                                      Net cash used in
                                      financing activities                 (     893,886)         (  4,633,459)

Increase (decrease) in cash and short-term investments                         5,900,599          (  1,252,847)


Cash and short-term investments, beginning of period                           5,597,079             1,699,215

Cash and short-term investments, end of period                             $  11,497,678          $    446,368



Income Taxes Paid                                                          $     367,000          $      -

See accompanying notes to financial statements.

                                             - 4 -


                         ESPEY MFG. & ELECTRONICS CORP.

                              Notes to Financial Statements
                                  ___________________

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of operations for each of the nine months ended March 31, 1997 and 1996 and cash flows for the nine months ended March 31, 1997 and 1996. The operating results for the nine months ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report to Stockholders and Annual Report on Form 10-K.

2. The earnings per share computations for March 31, 1997 were based on 1,112,358 shares and on 1,319,375 shares for March 31, 1996. These represent the average number of shares outstanding for each respective period.

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

   Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of March 31, 1997 there were 131,439 shares allocated to participants.

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

                  ESPEY MFG. & ELECTRONICS CORP.

              Management's Discussion and Analysis of

                   Financial Condition and Results of Operations


Sales for the nine months ended March 31, 1997 were $12,458,847 as compared to $12,787,976 for the same period in 1996. Sales volume is largely dependent on both lead times required for new orders and the specific delivery needs of our customers.

Net earnings for the current nine month period were $600,215 compared to $393,825 for the corresponding period last year. This is an increase of approximately 52%. Current earnings per common share rose to $.54 per share from $.30 per common share last year. This increase reflects not only the increase in net earnings but the decrease in the average number of common shares outstanding during the comparable nine month periods from 1,319,375 to 1,112,358.

Similar to the first half of this year, many of the contracts shipped in the current quarter carried a somewhat higher gross profit margin than those shipped during the corresponding half of last year. As a result, Cost of Sales for the current nine month period dropped to 84% compared to the 89% reflected last year. This factor was the primary reason for the increase in net profits although there was a decrease in sales of nearly 3%. The Company is still striving to enhance and expand its Sales and Marketing departments. In this regard the Company has contacted, and is developing, a number of new customers. As indicated previously, certain specifics concerning the products that the Company is concentrating on are addressed in both the President's message accompanying our 1996 Annual Report to Stockholders and in our most recently filed Form 10K.

Selling and General & Administrative expenses show an increase of approximately 18% for the current nine month period. This is primarily due to the reclassification of certain salaries from manufacturing expenses to general and administrative expenses, in addition to an increase in legal expenses thru the Company's efforts to obtain patents on a number of its products.

In the Statements of Cash Flows the decrease in inventories is due for the most part to a decrease in material purchases in keeping with the reduction in our current backlog.

Investment income declined by approximately 22% for the current nine month period primarily due to a reduction in our investment base brought about by a major repurchase of our common stock during the latter part of our last fiscal year. Management presently does not feel that there is any risk associated with its investment policy, since the majority of our investments are represented by U.S. Government securities, Certificates of Deposit and money market accounts.

Since the debt of the Company's ESOP is not to an outside party, the Company has eliminated from the Statements of Earnings the offsetting items of interest income and interest expense relating to the ESOP. The Company has also eliminated the offsetting accruals from the Balance Sheets.

The Company, when possible, funds all of its operations including Financing Activities and Investing Activities with cash flows resulting from Operating Activities. Management currently feels that during the next fiscal year, funds from Operating Activities will continue to be adequate to meet these needs. For the current nine month period capital expenditures were approximately $300,000.

During the nine month period ended March 31, 1997 the Company repurchased 7,426 shares of its common stock.

Under existing authorizations, as of March 31, 1997, funds in the amount of $1,883,969 were available for the continuing repurchase of the Company's shares.

The backlog as of March 31, 1996 was $18,666,969. The backlog as of March 31, 1997 was $9,404,756. As indicated in prior reports customer order patterns are inherently difficult to predict. As previously disclosed, one of the Company's major customers has announced the consolidation and relocation of several of its facilities and various personnel. The transition stage of this consolidation has caused delays in both ongoing and newly proposed programs. At the present time the Company does not know what effect, if any, this will have on the receipt of currently pending new business from this customer. The Company is hopeful that any further delay will be minimal. In spite of this, in light of our projected expanding customer base, the Company believes that in the long term it will continue to obtain contracts consistent with our past experience. The Company conservatively estimates that it currently has outstanding quotations well in excess of $35,000,000 for both repeat and new programs, in addition to increase option clauses in various existing contracts. The Company is presently optimistic that a significant portion of these quotations and options will result in firm contracts.

A dividend in the amount of $.70 per share was paid November 22, 1996 to shareholders of record on October 28, 1996.

It should be noted that certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

                              ESPEY MFG. & ELECTRONICS CORP.

                      PART II:  Other Information and Signatures



Item 4.        Submission of Matters to a Vote of Security Holders

               None during this quarter.

Item 5.        Other Information

               None during this quarter.


Item 6.        Exhibits and Reports on Form 8-K

               27     Financial Data Schedule (for electronic filing only)

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




   07 May 1997
       Date