Form 10-K
period 1997-06-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1997-10-02
CIK 33533

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                                Washington, DC  20549

                                                      FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
     1934 [Fee Required]
     For the fiscal year ended June 30, 1997
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act
     of 1934 [Fee Required]
     For the transition period from ________________ to ______________
Commission File No. 1-4383
                                  ESPEY MFG. & ELECTRONICS CORP.
                     (Exact name of registrant as specified in its charter)
              New York                            14-1387171
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)
                233 Ballston Avenue, Saratoga Springs, NY          12866
       (Address of principal executive offices)                  (Zip Code)
Registrant's telephone number, including area code:          (518) 584-4100
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $13,175,490.71 as of September 19, 1997 based upon the closing sale price of $16 5/8 on the American Stock Exchange on September 19, 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
             Class                            Outstanding at September 19, 1997
Common Stock, $.33-1/3 par value                            1,111,220

                                             PART I


Item 1.       Business.

General

     Espey Mfg. & Electronics Corp. (the "Company") was incorporated in 1928. The Company presently operates a one segment business. A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the United States Government, its agencies, and certain industrial customers.

     In fiscal year ended June 30, 1997 (referred to herein as "1997"), the Company's total sales were $15,166,075. Sales made to the United States Government and its agencies are primarily on a subcontract basis. Sales to two domestic customers accounted for 19.9% and 61.4%, respectively, of total sales in 1997. Sales to two domestic customers and one foreign customer accounted for 28.9%, 22.8% and 17.8%, respectively, of total sales in 1996. Sales to two domestic customers and one foreign customer accounted for 31.5%, 24.2% and 16.2%, respectively, of total sales in 1995.

     Export sales in 1997 were not significant. Export sales in 1996 and 1995 aggregated approximately $3,073,000 and $2,602,000, respectively.

Products

     The Company has been and intends to continue to be engaged principally in the development, design, production and sales of specialized electronic power conditioning apparatus (electronic power supplies), a wide variety of transformers and other types of iron-core components, and electronic systems. In some cases, the Company manufactures such products in accordance with pre-developed mechanical and electrical requirements. In other cases, the Company is responsible for both the overall design and manufacture of the product. The Company does not generally manufacture standardized components.

     The electronic power supplies and components manufactured by the Company find application principally in (i) computers, (ii) aircraft, shipboard and land based radar, (iii) missile guidance and control systems, (iv) short, medium range and global communication systems, (v) navigation systems for aircraft,
(vi) nuclear submarine control systems, (vii) locomotives, and (viii) land-based military vehicles. The electronic systems manufactured by the Company include antenna systems and high power radar transmitters. These systems utilize the Company's own electronic power supplies, transformers, and other iron-core components and mechanical assemblies. The Company's iron-core components include (i) transformers of the audio, power and pulse types, (ii) magnetic amplifiers, and (iii) audio filters.

     The following tabulation shows the percentage of the Company's total sales represented by sales of each class of similar products during one or more of the last three fiscal years.

Fiscal Year Ended June 30

                                   1997               1996               1995


Electronic Power Supplies           82%                81%                84%


Iron-Core Components                11%                15%                11%


Electronic Systems and Assemblies    7%                4%                  5%

Raw Materials

     The Company has never experienced any significant delay or shortage with respect to the purchase of raw materials and components used in the manufacture of its products, and has at least two potential sources of supply for all raw materials used by it.

Sales Backlog

     The total amount of backlog orders believed to be firm as of June 30, 1997 was approximately $9,037,000 as compared to approximately $16,297,000 as of June 30, 1996. This decrease resulted primarily from the consolidation and relocation of the facilities and personnel of one of the Company's major customers. The transition stage of this consolidation has caused delays in both ongoing and newly proposed programs. At the present time, the Company does not know what effect, if any, this will have on the receipt of currently pending new business from this customer. The Company is hopeful that any further delays will be minimal.

     It is presently anticipated that a minimum of $8,000,000 of orders comprising the June 30, 1997 backlog will be filled during the fiscal year ending June 30, 1998. This is in addition to any shipments which may be made against orders subsequently received during the fiscal year ending June 30, 1998. The forward-looking estimate of the firmness of the 1997 backlog to be shipped is subject to future events which may cause the amount of the backlog actually shipped to change.

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

Research and Development

     The Company has increased its expenditures for research and development over the past three fiscal years. In 1997, approximately $223,000 was expended for this type of effort. In 1996 and 1995, the Company spent $205,000 and $141,000, respectively, on research and development. Some of the Company's professional employees spend varying degrees of time in either development of new products or improvement of existing products.

Employees

     The number of persons employed by the Company as of September 19, 1997 was 166.

Government Regulations

  Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in 1997, and the Company believes will not in fiscal year ending June 30, 1998 or the succeeding fiscal year, have a material effect upon the capital expenditures, earnings or competitive position of the Company.

Item 2.       Properties.

    The Company's principal manufacturing and all of its engineering facilities are at its plant in Saratoga Springs, New York, which the Company owns. The Company initially occupied the plant in 1952, and in 1955 consolidated all of its manufacturing operations at the plant when it terminated its manufacturing operations in New York, New York.

     The Saratoga Springs plant was originally constructed about 1900 and consists of various closely adjoining one-story buildings. The plant has a sprinkler system throughout and contains approximately 138,000 square feet of floor space, of which 60,000 is used for manufacturing, 23,000 for engineering, 33,000 for shipping and climatically secured storage, and 3,000 for offices.
The offices and engineering area are air conditioned and approximately 1,000 square feet of "white rooms" are completely climatically controlled. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, impregnation, and spray painting operations, in addition to complete machine shop and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. During fiscal year 1995, the Company expended about $800,000 for the upgrading of its plating department to more uniformly conform to the environmental standards set by the Federal Government and established a new plating division, called Saratoga Electro-Finishing. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. A fully staffed Automatic Data Processing Center is also on-site.

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

         1997                                High                          Low

      First Quarter                          15 7/8                       15 5/8
      Second Quarter                         17 7/8                       14 5/8
      Third Quarter                          19 1/4                       15 1/2
      Fourth Quarter                         18 1/8                       17

         1996                                High                          Low
     First Quarter                          16 1/4                       14 1/4
     Second Quarter                         14 1/2                       13 3/8
     Third Quarter                          14 1/4                       12 7/8
     Fourth Quarter                         14 1/4                       13 3/4

Holders

     The approximate number of holders of the common stock was 209 on September 19, 1997. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock are believed to be substantially in excess of the foregoing number.

Dividends

   On September 19, 1997 the Board of Directors declared a cash dividend of $.70 per share to be paid on November 21, 1997 to shareholders of record on October 24, 1997. The Company paid a cash dividend on the common stock of $.70 per share for its fiscal year ended June 30, 1996 and $.70 per share for its fiscal year ended June 30, 1995.

Item 6.             Selected Financial Data.

                                                         ESPEY MFG. & ELECTRONICS CORP.

                                                          Five Years Ended June 30, 1997

Selected Income Statement Data

                                                                  Year ended June 30,
                                       1997             1996             1995            1994            1993
Net Sales                            $ 15,166,075      16,800,200       14,574,097      14,678,303      15,206,921
Operating income                          342,177         209,226           24,064       1,502,470       2,234,782
Other income, net                         525,046         575,006          726,073         435,238         396,891
Cumulative effect of change in
accounting principle                         --              --               --           201,653           --

Net earnings                              563,128         522,737           491,767      1,343,877       1,594,290

Earnings per common share:
    Earnings before cumulative
    effect of change in
    accounting principle             $       .51               .41                .37        .85            1.18

Cumulative effect of change in
accounting principle                         --                  --                --        .15             --
            Net earnings             $       .51               .41                .37       1.00            1.18

Selected Balance Sheet Data

                                                          Year ended June 30,
                                       1997               1996            1995         1994            1993

Current assets                      $ 21,819,899       21,499,805     25,243,909   25,364,435      24,160,510

Current liabilities                      599,180          623,908        983,401      722,170         681,101

Working capital                       21,220,719       20,875,897     24,260,508   24,642,265      23,479,409

Total assets                          25,199,951       24,950,043     28,839,718   28,474,536      27,608,660

Long-term liabilities (deferred
income taxes)                              --                --           30,697      124,619         446,934

Stockholders' equity                  24,600,771       24,326,135     27,825,620   27,627,747      26,480,625

Cash dividends declared and
paid per common share             $          .70              .70            .60          .60             .60


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        The Company presently operates a one segment manufacturing business. It principally manufactures power supplies and components for military and industrial use. Sales volume is primarily dependent on product mix in any given fiscal period. This mix is in turn subject to the dictates of customer needs and delivery requirements. These factors principally account for any variation in sales and operating income from year to year.

    Sales for fiscal years ended June 30, 1997, 1996, and 1995 were $15,166,075, $16,800,200, and $14,574,097, respectively. This decrease in sales resulted primarily from the consolidation and relocation of the facilities and personnel of one of the Company's major customers. This consolidation has caused delays in both ongoing and newly proposed programs.

     The corresponding cost of sales during these fiscal years were 86%, 89%, and 90%, respectively. Although sales in 1997 decreased by approximately 10% over the previous year, the gross profit percentage increased. Many of the contracts shipped in the fiscal year called for a somewhat higher gross profit margin than those shipped in the prior year. As a result, cost of sales for the current period dropped to 86% compared to the 89% reflected last year. This factor was the primary reason for the increase in net profits, although there was a decrease in sales. A pretax write-off of $385,000 relating to inventory was taken in the fourth quarter. This write-off caused the net loss per share during the current fourth quarter.

          Selling, general and administrative expenses increased approximately 12% for the 1997 fiscal year. This is primarily due to the transfer of a high level employee from a manufacturing position to an administrative position, in addition to an increase in legal expenses through the Company's efforts to obtain patents on a number of its products. Earnings before income taxes increased in 1997 to $867,223 from $784,237 in 1996. Net earnings per share increased to $.51 from $.41.

    The Company's inventories have decreased from $11,033,346 to $8,201,875. As noted above, this decrease resulted primarily from the reduction of the Company's backlog. The change in the ratio of work-in-process to costs relating to contracts in process is primarily attributable to the allocation of approximately $2,300,000 to a project for one customer in contemplation of the execution of a contract. The execution of a firm contract with this customer would bring the ratio to its fiscal year 1996 level.
Negotiations with the customer are in progress; however, there is no guarantee that the contract will be signed.

Business Outlook

    Customer order patterns are inherently difficult to predict. As previously disclosed, one of the Company's major customers has announced the consolidation and relocation of several of its facilities and various personnel. The transition stage of this consolidation has caused delays in both ongoing and newly proposed programs. At the present time, the Company does not know what effect, this will have on the receipt of currently pending new business from this customer. The Company is hopeful that any further delays will be minimal. The Company believes that in the long term it will continue to obtain contracts consistent with its past experience as a result of the Company's projected customer base. The Company currently has outstanding quotations well in excess of $30,000,000 for both repeat and new programs, in addition to increase option clauses in various existing contracts. Whether these quotations and options will result in firm contracts will depend on the outcome of the consolidation mentioned above and certain competitive factors. There can be no assurance that the Company will acquire contracts consistent with past experience since such a forward-looking statement is subject to future events and market conditions which may affect the number of firm contracts acquired.

     As was the case in fiscal 1996, the Company has been accepting orders with reduced profit margins because of the increasingly competitive nature of the marketplace. The Company is making efforts to resolve this situation by expanding its efforts to develop technologies and products of a more proprietary nature for sale in the commercial and military marketplace. The Company's efforts and investment in the advancement and refinement of both military and industrial technologies has resulted in the Company receiving notices of allowability for the following three patents: (i) Dental Implant for promoting bone growth, (ii) "Quiet" transformer for Naval application, and (iii) Dual Dipole Antenna for military communications applications. Current demographics indicate a need for the products for which the Company has received patents, particularly in the military marketplace, as well as a worldwide need for the Company's long-range radar transmitters and components for high power AC locomotives. The management currently anticipates that the course of action the Company has taken will enhance the Company's revenues and profitability in future periods based on these indicated needs.

Liquidity and Capital Expenditures

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past three fiscal years, the Company, when possible, has funded all of its operations, including financing activities, with cash flows resulting from operating activities. The Company did not borrow any funds during the last three fiscal years and does not currently anticipate that it will borrow any funds during fiscal year 1998.

  The Company's working capital for fiscal years ended June 30, 1997, 1996, and 1995 was $21,220,719, $20,875,897, and $24,260,508, respectively. The principal reason for the decrease in working capital between 1996 and 1995 was the repurchase by the Company of its common stock during 1996 in the total amount of $3,696,340. On March 7, 1996, the Company purchased a combined total of 219,400 shares of common stock from the Entwistle Company and Global Securities at a total cost of $3,620,100. In addition, the Company purchased 7,426 shares of common stock from the Company's ESOP during 1997 for a total purchase price of $116,031. Under existing authorizations, as of August 31, 1997, funds in the amount of $1,884,000 were available for the continuing repurchase of the Company's shares of common stock.

   In the statement of cash flows, the increasein net cash provided by operating activities between fiscal years 1996 and 1997 was due primarily to a decrease in material purchases in keeping with the reduction in the Company's current backlog. The decrease in net cash provided by investing activities between fiscal years 1996 and 1997 was a result of the decrease in the investment base for the purchase of the Company's common stock as set forth in paragraph above.

          The Company's combined investment in both short-term investments and marketable investment securities was (i) $12,226,531 as of June 30, 1993,
(ii) $13,290,888 as of June 30, 1994, (iii) $12,022,004 as of June 30, 1995,
(iv) $7,505,507 as of June 30, 1996, and (v) $10,706,782 as of June 30, 1997.
The short-term investments consisted of Certificates of Deposit and United States Treasury Bills. During fiscal years 1993 through 1997, interest rates on short-term investments ranged from 6.00% to 2.10%.
This factor accounts, along with the changes in the overall balances of short-term investments and marketable investment securities, for the fluctuation of interest income during much of the five-year period. Interest income was $718,785 in fiscal 1995, $556,565 in fiscal 1996, and $514,822 in fiscal 1997.
Interest income in fiscal 1996 and 1997, however, was affected by the decrease in the Company's investment base arising from the capital expenditures of $1,080,000 in 1995 and purchase of the Company's common stock in the amount of $3,696,340 during fiscal 1996 as set forth above. A majority of the Company's investment base is represented by Certificates of Deposit, United States Government Treasury Securities and a Money Market account. Consequently, the Company does not feel that there is any significant risk associated with its investment policy.

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

  During fiscal year 1997, the Company expended approximately $353,000 for plant improvements and new equipment. The Company plans to expend approximately $400,000 for new equipment and plant improvements in fiscal 1998. Management presently anticipates that the funds required will be available from current operations.

Changes in Accounting Principles and Policies

    The Company has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of July 1, 1994, the effects of which are described in the Notes to the Financial Statements set forth in Item 8 of this Annual Report.

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", as of July 1, 1995, the effects of which are described in the Notes to the Financial Statements set forth in Item 8 of this Annual Report. The adoption of this accounting standard had no effect on the financial position or results of operations of the Company.


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

        Each year the Company makes contributions to the ESOP which are used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees.
As of June 30, 1997, there were 152,451 shares allocated to participants. Dividends attributable to allocated shares were likewise allocated to the participants' accounts, whereas the dividends on unallocated shares were used as part of the loan repayment, thus reducing the Company's required contribution.

   The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest through June 30, 2004. Interest is payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying balance sheets. In 1997 and 1996, 7,426 and 5,402 shares of the Company's common stock, respectively, was purchased from the ESOP, representing distributions taken by participants.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

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

Item 8.            Financial Statements and Supplementary Data.


                                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . 14

Balance Sheets at June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . 15

Statements of Earnings for the years ended June 30, 1997, 1996 and 1995 . . 17

Statements of Changes in Stockholders' Equity for the years ended June 30,
  1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . ....... . . . . . 18

Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995 . 19

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 20

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly,in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP

Albany, New York
August 29, 1997

[CAPTION]

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

June 30, 1997 and 1996



            Assets                                  1997                1996
Current assets:
  Cash                                             $1,416,801       1,112,767
  Short-term investments, at cost (market value -
   $10,746,731 in 1997 and $4,577,305 in 1996)     10,706,782       4,484,312
         Total cash and short-term investments     12,123,583       5,597,079

    Marketable investment securities (note 2)       --              3,021,195

 Trade accounts receivable, net of $3,000 allowance
 in 1997 and 1996                                   1,142,599       1,556,404
     Other receivables                                 21,231          18,177
              Net receivables                       1,163,830       1,574,581

 Inventories:
   Raw materials and supplies                         449,416         499,900
    Work in process                                 3,225,657       1,561,742
    Costs relating to contracts in process
   (notes 3 and 4)                                  4,526,802       8,971,704
              Net inventories                       8,201,875      11,033,346

     Deferred income taxes (note 8)                   137,758             796
     Prepaid expenses and other current assets        192,853         272,808
              Total current assets                 21,819,899      21,499,805

Deferred income taxes (note 8)                         74,671           9,088

Property, plant and equipment, at cost (note 5)    12,043,850      11,813,137
     Less accumulated depreciation                 (8,738,469)     (8,371,987)
              Net property, plant and equipment     3,305,381       3,441,150
                                                 $ 25,199,951      24,950,043

                                        15

(Continued)

[CAPTION]

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets, Continued

June 30, 1997 and 1996



   Liabilities and Stockholders' Equity          1997                 1996

Current liabilities:
     Accounts payable                        $  245,803              158,631
     Accrued expenses:
         Salaries, wages and commissions        107,640              116,351
         Employee insurance costs                40,573               54,739
         Other                                    8,994               17,440
  Payroll and other taxes withheld and accrued   47,564              156,890
  Income taxes payable                          148,606              119,857
                   Total current liabilities    599,180              623,908

Stockholders' equity:
 Common stock, par value $.33-1/3 per share
 (note 11) Authorized 2,250,000 shares;
 issued 1,514,937 shares in 1997 and 1996       504,979             504,979
     Capital in excess of par value          10,496,287          10,496,287
     Retained earnings                       24,148,405          24,316,400
                                             35,149,671          35,317,666
     Less:
  Common stock subscribed (note 12)          (3,910,636)         (4,469,299)
  Cost of 403,717 shares in 1997
  and 396,291 shares in 1996 of common
   stock in treasury                         (6,638,264)         (6,522,232)
    Total stockholders' equity               24,600,771          24,326,135

Commitments (note 14)

                                           $ 25,199,951          24,950,043

See accompanying notes to financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Statements of Earnings

Years ended June 30, 1997, 1996 and 1995




                                            1997                1996                 1995
Net sales                             $  15,166,075           16,800,200           14,574,097
Cost of sales                            13,015,436           14,973,018           13,074,247
         Gross profit                     2,150,639            1,827,182            1,499,850

 selling,general and
 administrative expenses                  1,808,462            1,617,956            1,475,786
 Operating income                           342,177              209,226               24,064

Other income:
     Interest income                        514,822              556,565              718,785
     Sundry income                           10,224               18,441                7,288
                                            525,046              575,006              726,073

   Earnings before income taxes             867,223              784,232              750,137

Provision for income taxes (note 8)         304,095              261,495              258,370
              Net earnings             $    563,128              522,737              491,767

Earnings per common share (note 9):
       Net earnings per common share   $       .51                 .41                 .37


See accompanying notes to financial statements.

                                   ESPEY MFG. & ELECTRONICS CORP.

                             Statements of Changes in Stockholders' Equity

                                Years ended June 30, 1997, 1996 and 1995





                                                            Capital                       Common                        Total
                                               Common      in excess       Retained      stock        Treasury     stockholders'
                                               stock      of par value     earnings     subscribed       stock          equity
Balance at June 30, 1994                      504,979     10,496,287     24,945,412    (5,586,624)    (2,732,307)   27,627,747

Dividends paid on common stock $.60 per share   --            --           (809,041)        --           --           (809,041)
Net earnings - 1995                             --            --            491,767         --           --            491,767
Tax effect of dividends on unallocated
ESOP shares(note 8)                             --            --             50,070         --           --             50,070
Purchase of treasury stock (7,260 shares)       --            --                --          --          (93,585)       (93,585)
Reduction of common stock subscribed            --            --                --       558,662         --            558,662

Balance at June 30, 1995                      504,979     10,496,287     24,678,208    (5,027,962)   (2,825,892)    27,825,620

Dividends paid on common stock $.70 per share   --            --           (937,119)        --           --           (937,119)
Net earnings - 1996                             --            --            522,737         --           --            522,737
Tax effect of dividends on unallocated
ESOP shares(note 8)                             --            --             52,574         --           --             52,574
Purchase of treasury stock (224,802 shares)     --            --                --          --       (3,696,340)    (3,696,340)
Reduction of common stock subscribed            --            --                --        558,663        --            558,663

Balance at June 30, 1996                      504,979     10,496,287     24,316,400    (4,469,299)   (6,522,232)    24,326,135

Dividends paid on common stock $.70 per share   --            --           (777,855)        --           --           (777,855)
Net earnings - 1997                             --            --            563,128         --           --            563,128
Tax effect of dividends on unallocated
ESOP shares(note 8)                             --            --             46,732         --           --             46,732
Purchase of treasury stock (7,426 shares)       --            --                --          --         (116,032)      (116,032)
Reduction of common stock subscribed            --            --                --        558,663        --            558,663

Balance at June 30, 1997                 $    504,979     10,496,287     24,148,405    (3,910,636)   (6,638,264)    24,600,771

see accompanying notes to financial statements

                           ESPEY MFG. & ELECTRONICS CORP.

                             Statements of Cash Flows

                     Years ended June 30, 1997, 1996 and 1995

                                                                        1997                 1996            1995
Cash flows from operating activities:
Net earnings                                                       $   563,128              522,737         491,767
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Tax effect of dividends on unallocated ESOP shares                      46,732               52,574          50,070
Depreciation                                                           488,617              503,160         493,735
Gain on sale of marketable investment securities                          --                 (5,796)            --
Deferred income tax benefit                                           (202,545)            (116,496)        (87,651)
Change in assets and liabilities:
 Decrease (increase) in receivables, net                               410,751              371,824        (774,451)
 Decrease (increase) in inventories, net                              2,831,471            (785,021)        (69,763)
 Decrease (increase) in income tax refund receivable                      --                410,467         (52,049)
 Decrease (increase) in prepaid expenses and other current assets        79,955             112,225        (199,116)
 Increase (decrease) in accounts payable                                 87,172            (438,192)        259,941
 Increase (decrease) in accrued salaries, wages and commissions         (8,711)              12,082           4,717
 Increase (decrease) in accrued employee insurance costs               (14,166)               4,446          (7,979)
 Increase (decrease) in other accrued expenses                          (8,446)               2,852          (2,430)
 Increase (decrease) in payroll and other taxes withheld and accrued  (109,326)              15,377             711
 Increase in income taxes payable                                        28,749             119,857            --
      Net cash provided by operating activities                       4,193,381             782,096         107,502

Cash flows from investing activities:
 Proceeds from maturity of marketable investment securities          27,695,753          10,454,464       3,887,307
 Additions to property, plant and equipment                            (352,848)           (348,501)     (1,079,443)
 Reduction of common stock subscribed                                   558,663             558,663         558,662
 Proceeds from sale of marketable investment securities                    --             3,866,542             --
     Purchases of marketable investment securities                  (24,674,558)         (6,781,941)    (14,341,771)
     Net cash provided by (used in) investing activities              3,227,010           7,749,227     (10,975,245)

Cash flows from financing activities:
 Dividends on common stock                                             (777,855)           (937,119)       (809,041)
 Purchase of treasury stock                                            (116,032)         (3,696,340)       ( 93,585)
     Net cash used in financing activities                             (893,887)         (4,633,459)       (902,626)

Increase (decrease) in cash and short-term investments                 6,526,504          3,897,864     (11,770,369)
Cash and short-term investments, beginning of year                     5,597,079          1,699,215      13,469,584
Cash and short-term investments, end of year                  $       12,123,583          5,597,079       1,699,215

Supplemental disclosures of cash flow information:
     Income taxes paid (refund)                                $         431,160            (204,907)       348,000

<F1>
See accompanying notes to financial statements.See accompanying notes to financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements

June 30, 1997, 1996 and 1995



(1)    Summary of Significant Accounting Policies

       (a)    Nature of Operations

       Espey Mfg. & Electronics Corp. (the Company) is a manufacturer of electronic equipment used primarily in military applications. The principal markets for the Company's products have been the United States and Israel.

       (b)    Inventory Valuation and Income Recognition

              Raw materials are valued at cost, principally on the first-in, first-out method.

              Inventoried work relating to contracts in process and work in process is valued at actual production cost, including factory overhead and initial set-up costs incurred to date, reduced by amounts identified with revenue recognized on units shipped and billed. Work in process represents spare units and parts and other inventory items acquired or produced to service units previously sold or to meet anticipated future orders. Provision for losses on contracts is made when existence of such losses becomes evident. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months.

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

       (c)    Depreciation

              Depreciation of plant and equipment is computed generally on a straight-line basis over the estimated useful lives of the assets for book purposes and on an accelerated method for tax purposes.

       (d)    Income Taxes

              The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109,"Accounting for Income Taxes".

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

       (e)    Short-Term Investments and Cash Equivalents

              All short-term investments, consisting of certificates of deposit, money market accounts, and U.S. Treasury bills, maturing within three months are considered cash equivalents for purposes of the statements of cash flows.

       (f)    Marketable Investment Securities

              Marketable investment securities at June 30, 1996 consist of U.S. Treasury securities. The Company classifies Marketable Investment Securities as held-to-maturity. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until their maturity. Held-to-maturity securities are recorded at amortized cost.

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

       (g)    Management Estimates

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

       (h)    Investment Tax Credits

              Investment tax credits are accounted for as a reduction of income tax expense in the year taxes payable are reduced.

       (i)    Accounting for the Impairment of Long-Lived Assets

              The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", as of July 1, 1995. This accounting standard requires that certain long-lived assets reviewed for impairment when events or circumstances indicate that the carrying amount of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The adoption of this accounting standard had no effect on the financial position or results of operations of the Company.


(2)    Marketable Investment Securities

       Marketable investment securities at June 30, 1996, consist of U.S. Treasury securities, which are classified as held-to-maturity securities, and recorded at amortized cost. There were no gross unrealized gains or losses on U.S. Treasury securities at June 30, 1997 or 1996. The difference between cost and fair market value for the U.S. Treasury securities represents interest income, which has been recognized and is included in accrued interest receivable.

       Maturities of investment securities classified as held-to-maturity were as follows:


                                                                          Amortized           Fair
                                                                            Cost              Value
       At June 30, 1997:
              Due after three months through 1 year                      $     -                -

       At June 30, 1996:
              Due after three months through 1 year                      $   3,021,195       3,134,458


(3)    Inventories and Cost of Sales

       Included in costs relating to contracts in process at June 30, 1997, 1996 and 1995 are costs of $368,687,$1,504,409, and $1,023,945, respectively, relative to contracts that may not be completed within the ensuing year. Under the unit-of-delivery method, the related sale and cost of sales will not be reflected in the statement of earnings until the units under contract are shipped.

(4)    Contracts in Process

       Contracts in process at June 30, 1997 and 1996 are as follows:

                                                                    1997          1996
         Gross contract value                                  $  9,037,572    16,297,193

         Carrying value of contracts in process included in
                  current assets                               $  4,526,802     8,971,704

(5)    Property, Plant and Equipment

       A summary of property, plant and equipment at June 30, 1997 and 1996 is as follows:

                                                                                              1997                   1996
              Land                                                                   $         50,000                50,000
              Buildings and improvements                                                    3,863,413             3,828,650
              Machinery and equipment                                                       7,807,631             7,614,027
              Furniture, fixtures and office equipment                                        322,806               320,460
                                                                                     $     12,043,850            11,813,137

       The estimated useful lives of depreciable assets are as follows:

                 Buildings and improvements                                                 20 - 25 years
                 Machinery and equipment                                                         10 years
                 Furniture, fixtures and office equipment                                        10 years
                 Autos and trucks                                                                 5 years

(6)    Research and Development Costs

       Research and development costs charged to operations during the years ended June 30, 1997, 1996 and 1995 were approximately $223,000, $205,000 and $141,000, respectively.


(7)    Pension Expense

       Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions are based upon hours worked at a specified rate and amounted to $66,642 in 1997, $79,282 in 1996 and $65,500 in 1995.

(8)    Provision for Income Taxes

       A summary of the components of the provision for income taxes for the years ended June 30, 1997, 1996 and 1995 is as follows:

                                                                                 1997     1996      1995
         Current tax expense - Federal                                        $ 481,729   366,108  324,021
         Current tax expense - State                                             24,911    11,883   22,000
         Deferred tax benefit                                                  (202,545) (116,496) (87,651)
                                                                              $ 304,095   261,495  258,370

       Total income tax expense for the years ended June 30, 1997, 1996 and 1995 was allocated as follows:
                                                                                    1997           1996          1995

         Earnings from operations                                             $     304,095        261,495      258,370
         Stockholders' equity, for tax effect of dividends on unallocated ESOP
             shares                                                                 (46,732)       (52,574)     (50,070)
                                                                              $     257,363        208,921      208,300

       Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with SFAS No. 109.

       The combined U.S. Federal and state effective income tax rates of 35.1%, 33.3% and 34.4% for 1997, 1996 and 1995, respectively, differed from the statutory U.S. Federal income tax rate for the following reasons:

                                                                                      1997          1996         1995
         U.S. statutory tax rate                                                      34.0%         34.0%        34.0%
         Increase (reduction) in rate resulting from:
              Dividends received deduction                                             (.3)          (.3)         (.3)
              State franchise tax, net of Federal income tax benefit                   1.9           1.0          1.9
              Other                                                                    (.5)         (1.4)        (1.2)
         Effective tax rate                                                            35.1%        33.3%        34.4%(8), Continued

       For the year ended June 30, 1997 deferred income tax benefit of $202,545 results from the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 1997 and 1996 are presented below:

                                                                                      1997          1996
         Deferred tax assets:

              Inventory - differences in valuation methods                           179,533       180,421

              Common stock subscribed-due to difference in interest recognition      475,493       510,198

         Total gross deferred tax assets                                             655,026       690,619

         Deferred tax liabilities:
              Property, plant and equipment - principally due to differences in
              depreciation methods                                               $   400,822       501,110
              Inventory - effect of uniform capitalization                            41,775       179,625

         Total gross deferred tax liabilities                                        442,597       680,735

         Net deferred tax asset                                                  $   212,429         9,884

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the period in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these temporary differences without consideration of a valuation allowance.

       The Company's Federal income tax returns have been audited and accepted without change through June 30, 1989.


(9)    Common Stock and Earnings Per Share

       Earnings per share information is based on the weighted average number of common shares outstanding during the respective periods. The weighted average number of shares used in the computation was 1,112,074 in 1997, 1,269,467 in 1996, and 1,346,757 in 1995.

(10)   Segment Reporting

       A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. Government and its agencies and certain industrial customers. Sales made to the U.S. Government and its agencies are primarily on a subcontract basis. Sales to two domestic customers accounted for 19.9%, and 61.4%, respectively, of total sales in 1997. Sales to two domestic customers and one foreign customer accounted for 28.9%, 22.8% and 17.8%, respectively, of total sales in 1996. Sales to two domestic customers and one foreign customer accounted for 31.5%, 24.2%, and 16.2%, respectively, of total sales in 1995.

       Export sales in 1997 were not significant. Export sales in 1996 and 1995 aggregated approximately $3,073,000 and $2,602,000, respectively.


(11)   Stock Rights Plan

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

       If a 25% or larger shareholder should engage in certain self-dealing transactions or a merger with the Company in which the Company is the surviving corporation and its shares of common stock are not changed or converted into equity securities of any other person, or if any person were to become the beneficial owner of 30% or more of the Company's common stock, than each right not owned by such shareholder or related parties of such shareholder (all of which will be void) will entitle its holder to purchase, at the right's then current exercise price, shares of the Company's common stock having a value of twice the right's exercise price. In addition, if the Company is involved in any other merger or consolidation with, or sells 50% or more of its assets or earning power to, another person, each right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a value of twice the right's exercise price.

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

(12)   Employee Stock Ownership Plan

       In 1989, the Company established an Employee Stock Ownership Plan (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 in 1989 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Since inception of the Plan, the ESOP has sold or distributed 31,690 shares of the Company's common stock to pay benefits to participants. At June 30,1997, the ESOP held a total of 299,534 shares of the Company's common stock,of which 152,450 shares were allocated to participants in the Plan.

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

       Each year, the Company makes contributions to the ESOP which are used to make loan payments. With each loan payment,a portion of the common stock is allocated to participating employees. In 1997, the Company's required contribution of $1,039,605 was reduced by $117,667, which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $921,938 includes $440,996 classified as compensation expense. In 1996, the Company's required contribution of $1,039,605 was reduced by $132,376, which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $907,229 includes $426,287 classified as compensation expense. In 1995, the Company's required contribution of $1,039,605 was reduced by $126,072, which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $913,533 includes $432,590 classified as compensation expense.


(13)   Financial Instruments/Concentration of Credit Risk

       The carrying amounts of financial instruments, including cash, short-term investments, marketable investment securities, accounts receivable and accounts payable, approximated fair value as of June 30, 1997 and 1996 because of the relatively short maturity of these instruments.

       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and short-term investments and accounts receivable. The Company maintains cash and short-term investments with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in note 10,a significant portion of the Company's sales are made to the U.S. Government and its agencies and certain industrial customers. The related accounts receivable balance represented 66.7% and 54% of the Company's total trade accounts receivable balance at June 30, 1997 and 1996, respectively.

       Although the Company's exposure to credit risk associated with nonpayment of these balances is affected by conditions or occurrences within the U.S. Government, the Company believes that its trade accounts receivable credit risk exposure is limited . The Company performs ongoing credit evaluations of its customers' financial conditions and requires collateral, such as progress payments, in certain circumstances. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.


(14)   Commitments

       The Company under an operating lease agreement rents a sales office in Great Neck, New York. This lease, which expires on September 9, 2001, requires future minimum lease payments of $50,792 payable as follows:

                 Year ending June 30,
                          1998                                   $      12,190
                          1999                                          12,190
                          2000                                          12,190
                          2001                                          12,190
                          2002                                           2,032
                                                                  $     50,792

       Rent expense for the years ended June 30, 1997, 1996 and 1995 was $14,156, $22,624, and $22,235, respectively.

(15)   Quarterly Financial Information (Unaudited)

                                                     First                Second           Third            Fourth
                                                    Quarter               Quarter         Quarter           Quarter

       1997:

       Net sales                             $      4,586,892           4,066,386        3,805,569        2,707,228
       Gross profit                                   698,018             729,221          544,037          179,363
       Net earnings                                   228,719             244,126          127,370          (37,087)

       Net earnings per share                $            .21                 .21              .12             (.03)

       1996:

       Net sales                             $      4,000,805            4,434,896       4,352,275         4,012,224
       Gross profit                                   404,675              486,916         533,557           402,034
       Net earnings                                    98,440              125,906         169,479           128,912

       Net earnings per share                $            .07                  .09             .13               .12

       1995:

       Net sales                             $      4,161,569            2,814,595       3,496,584         4,101,349
       Gross profit                                   614,354              293,631         267,462           324,403
       Net earnings                                   174,765               33,407          74,149           209,446

       Net earnings per share                $            .13                  .02             .06               .16


       Financial information for the fourth quarter of 1997 reflects a pre-tax write off of approximately $385,000 related to inventory for which the Company expected to receive orders during the year.In the fourth quarter of 1997, management's assessment of this inventory resulted in the aforementioned write-off as previously anticipated orders did not materialize.

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.

        Not Applicable.


                                                           PART III

Item 10.     Directors and Executive Officers of the Registrant.

Identification of Directors

                        Date Present Term                Other Positions
                        Expires and Period               and Offices Held
Name                    Served as Director               With Registrant              Age
Joseph Canterino        Annual Meeting in                President and                 72
                        December 1998                    Chief Executive
                        Director since                   Officer
                        December 11, 1992

Paul J. Corr            Annual Meeting in                None                         53
                        December 1999
                        Director since
                        April 3, 1992

William P. Greene       Annual Meeting in                None                         67
                        December 1998
                        Director since
                        April 3, 1992

Barry Pinsley           Annual Meeting in                Vice President-               55
                        December 1999                    Investor Relations
                        Director since                   and Human Resources
                        March 25, 1994

Howard Pinsley          Annual Meeting in                Executive Vice President      57
                        December 1997
                        Director since
                        December 11, 1992

Sol Pinsley             Annual Meeting in                    Chairman of               84
                        December 1997                        the Board
                        Director since 1950

                                                               (continued)

                        Date Present Term                      Other Positions
                        Expires and Period                     and Offices Held
Name                    Served as Director                     With Registrant         Age
Seymour Saslow          Annual Meeting in                      Senior Vice President   76
                        December 1998
                        Director since
                        December 11, 1992

Michael W. Wool         Annual Meeting in                      None                    51
                        December 1999
                        Director since 1990

Identification of Executive Officers

                        Positions and
                        Offices Held                           Period Served As
Name                    With Company                           Executive Officer       Age

Sol Pinsley             Chairman of the                        President and Chief     84
                        Board and                              Executive Officer for
                        Director                               more than the past five
                                                               years prior to taking
                                                               present position on
                                                               August, 1996; Treasurer
                                                               from August 4, 1988 to
                                                               September 10, 1993

Seymour Saslow          Senior Vice President                  Served as Vice          76
                        and Director                           President from April 3,
                                                               1992 until being elected
                                                               to present position on
                                                               December 6, 1997

Joseph Canterino        President and Chief                    Since April 3, 1992;    72
                        Executive Officer and                  Vice President-
                        Director                             Manufacturing prior
                                                             to present position

                                                                  (continued)

                     Positions and
                     Offices Held                  Period Served As
Name                 With Company                  Executive Officer        Age
Howard Pinsley       Executive Vice President      Served as Vice President- 57
                     and Director                  Special Power Supplies
                                                   from April 3, 1992 until
                                                   being elected to present
                                                   position on December 6,
                                                   1997

Barry Pinsley        Vice President-               Served as Vice President- 55
                     Investor Relations            Special Projects from
                     and Human Resources           March 25, 1994 until
                     and Director                  being elected to present
                                                   position on December 6,
                                                   1997

John J. Pompay, Jr.  Vice President-               Since December 6, 1996    62
                     Marketing and Sales

Herbert Potoker      Treasurer and Principal       Since September 10,       68
                     Financial Officer             1993

Garry M. Jones       Assistant Treasurer           Since August 4, 1988;     57
                     and Principal Accounting      Principal Financial
                     Officer                       Officer from August 4,
                                                   1988 to September 10,
                                                   1993

Reita Wojtowecz      Secretary                     Since June 27, 1994       68

     Each officer's term is at the will of the Board of Directors, except for Sol Pinsley and John J. Pompay, Jr. The term of Mr. Pinsley's employment is subject to the provisions of an Employment Agreement, dated January 1, 1995. The term of Mr. Pompay's employment is subject to the provision of an Employment Agreement, dated December 6, 1996. See "Executive Compensation-Employment Contracts and Termination of Employment and Change in Control Agreements."

Family Relationships
     Sol Pinsley is the father of Barry Pinsley and uncle of Howard Pinsley. Barry Pinsley and Howard Pinsley are cousins. Howard Pinsley and Herbert Potoker are cousins.

Business Experience of Directors and Officers

     Joseph Canterino has been President and Chief Executive Officer since Sol Pinsley retired from these positions on August 1, 1996. Prior to his election to his present position, Mr. Canterino served as Vice President-Manufacturing since April 3, 1992 and Plant Manager for more than five years prior to being elected Vice President-Manufacturing.

     Paul J. Corr is a Certified Public Accountant and currently a partner at the Latham, New York accounting firm of Richter & Company. Mr. Corr was a partner of the accounting firm of Corr & Company from 1982 to 1993. Since 1981 to date, Mr. Corr has been professor of Business at Skidmore College in Saratoga Springs, New York. Mr. Corr currently holds the position of Associate Professor.

     William P. Greene has been employed as Vice President of Operations for National Library of Music since August, 1997. Prior to his present position, Mr. Greene was employed as Vice President of Operations for Bulk Materials International Co., Newton, Connecticut from 1994 to August,1997. From 1991 to 1994, Mr. Greene was Associate Professor of Finance and International Business at Pennsylvania State University, Kutztown, Pennsylvania. From 1985 to 1990, he was Associate Dean at the School of Business, United States International University in San Diego, California. From 1982 to 1985, he was Chairman, Department of Business, Skidmore College, Saratoga Springs, New York. Prior to that time, he had been employed as an officer with several financial institutions.

     Garry M. Jones for more than the past five years has been employed by the Company on a full time basis as Senior Accountant prior to being elected Assistant Treasurer and Principal Financial and Accounting Officer on August 4, 1988.

     Barry Pinsley is a Certified Public Accountant who for five years acted as a consultant to the Company prior to his election as a Vice President-Special Projects on March 25, 1994. On December 6, 1997, Mr. Pinsley was elected to his present position of Vice President-Investor Relations and Human Resources. Mr. Pinsley has been a practicing Certified Public Accountant in Saratoga Springs, New York since 1975.

     Howard Pinsley for more than the past five years has been employed by the Company on a full time basis as Program Director prior to being elected Vice President-Special Power Supplies on April 3, 1992. On December 6, 1996, Mr. Pinsley was elected to his present position of Executive Vice President.

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

     Seymour Saslow has been Senior Vice President since December 6, 1996. Prior to being elected to his present position, Mr. Saslow served as Vice President-Engineering since April 3, 1992.

     Reita Wojtowecz has been Secretary of the Company since June 27, 1994. She has been employed by the Company as Director of Human Resources for more than the past five years.

     Michael W. Wool has been an attorney in private practice and a partner in the law firm of Langrock, Sperry & Wool in Burlington, Vermont for more than the past five years.

     John J. Pompay, Jr. for more than the past five years has been employed by the Company on a full-time basis as Director of Marketing and Sales prior to being elected Vice President-Marketing and Sales on December 6, 1996.

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

Item 11.     Executive Compensation.

Executive Compensation Table

     The following table summarizes the annual compensation for each of the fiscal years ended June 30, 1997, June 30, 1996 and June 30, 1997 received by the Company's Chief Executive Officer, the other five highest paid executive officers of the Company who were such as of June 30, 1997, and Sol Pinsley, for whom disclosure would have been required but for the fact Mr. Pinsley resigned as President and Chief Executive Officer in August, 1996:

                                                  SUMMARY COMPENSATION TABLE

Name and                          Fiscal              Annual                             All Other
Principal Position                Year                Salary             Bonus           Compensation(1)
Sol Pinsley (2)                   1997                $156,670           $25,000         $14,969
Chairman of                       1996                $193,900           $25,000         $14,129
the Board                         1995                $189,000           $25,000         $ 9,968

Seymour Saslow                    1997                $117,075           $25,000         $15,353
Senior Vice President             1996                $112,900           $25,000         $15,063
                                  1995                $108,000           $25,000         $10,393

Joseph Canterino                  1997                $133,880           $25,000         $16,536
President and Chief               1996                $103,180           $25,000         $15,819
Executive Officer                 1995                $ 98,280           $25,000         $11,320

Howard Pinsley                    1997                $109,600           $25,000         $16,455
Executive Vice                    1996                $ 93,350           $20,000         $15,567
President                         1995                $ 90,450           $12,000         $11,042

Herbert Potoker                   1997                $109,855           $25,000         $13,289
Treasurer and                     1996                $107,680           $25,000         $11,892
Principal Financial Officer       1995                $101,280           $25,000         $ 9,320

Barry Pinsley                     1997                $  85,050          $12,000         $13,338
Vice President-                   1996                $  84,675          $10,000         $12,389
Investor Relations and            1995                $  79,500          $10,000         $ 8,083
Human Resources

John J. Pompay, Jr.               1997                $172,963(3)        $   0           $13,289
Vice President-Sales

_______________

(1) Represents (a) the cash and market value of the shares allocated for the respective fiscal years under the Company's Employee Retirement Plan and Trust ("ESOP") to the extent to which each named executive officer is vested, and (b) directors' fees except for Mr. Potoker and Mr. Pompay.

(2) Effective August 1, 1996, Mr. Pinsley retired from the positions of President and Chief Executive Officer. In accordance with the terms of his Employment Agreement,Mr. Pinsley has remained as Chairman of the Board and as a non-executive officer of the Company at a reduced salary. See "Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Agreements."

(3) Represents wages as an executive officer and non-executive officer during fiscal year ending June 30, 1997.

Insurance

          The executive officers of the Company are covered under group life and medical and health plans which do not discriminate in favor of the officers or directors of the Company and which are available generally to all salaried employees.

         The Company maintains insurance coverage, as authorized by Section 727 of the New York Business Corporation Law, providing for(a)reimbursement of the Company for payments it makes to indemnify officers and directors of the Company, and (b) payment on behalf of officers and directors of the Company for losses, costs and expenses incurred by them in actions.

Employee Retirement Plan and Trust

         Under the Company's Employee Retirement Plan and Trust ("ESOP"), approved by the Board of Directors on June 2, 1989, effective July 1, 1988, all non-union employees of the Company, including the Company's executive officers, five of whom, Sol Pinsley, Seymour Saslow, Joseph Canterino, Barry Pinsley and Howard Pinsley, are also directors of the Company, are eligible to participate. The ESOP is a non-contributory plan which is designed to invest primarily in shares of common stock of the Company. Reference is made to, and there is incorporated by reference, the description of the ESOP, its implementation and pertinent documents attached as exhibits in the Company's Form 8-K dated
June 16, 1989, filed with the Commission on June 20, 1989,and to the amendments thereto filed as an Exhibit to the 10-K Report for the fiscal year ended
June 30, 1991. Certain technical amendments not considered material were adopted during the year effective as of June 30, 1994.

         Of the 152,451 shares of common stock of the Company allocated to participants of the ESOP as of June 30, 1997, 2,816.19 shares were allocated to Sol Pinsley, 4,921.19 shares were allocated to each Joseph Canterino, Herbert Potoker and John J. Pompay, Jr., 4,602.21 shares were allocated to Howard Pinsley, 4,620.19 shares were allocated to Seymour Saslow and 1,499.21 shares were allocated to Barry Pinsley.

Compensation of Directors

         The Company's standard arrangement compensates each director of the Company a fee in the amount of $500 for each meeting of the Board of Directors attended by such director. No amount in excess of such fee per meeting of the Board of Directors was paid to any director during the last fiscal year for services as a director.Each member of the Audit Committee is compensated in the amount of $500 for each Committee meeting attended. Michael W. Wool, Paul J. Corr and William P. Greene were paid $1,000, $3,170 and $3,600, respectively, for additional services in connection with their duties as directors for the fiscal year ended June 30, 1997.

Employment Contracts and Termination of Employment and Change in Control Agreements

         There has been in effect, since July 1, 1973, a full-time employment contract with Sol Pinsley, who was President, Chief Executive Officer and a director of the Company until August 1, 1996. The most recent employment contract was entered into by the Company with Mr. Pinsley on June 12, 1995 pursuant to prior authorization given by the Board of Directors on March 24, 1995. This employment contract, which was approved and ratified by the Board of Directors on June 17, 1995, is dated and effective as of January 1, 1995 for a term expiring December 31, 1998, and covers Mr. Pinsley's employment as President (or Chairman of the Board) and Chief Executive Officer and also as a non-executive officer employee should Mr. Pinsley elect to become a non-executive officer employee. The agreement provided a minimum base annual compensation of $182,000 for each calendar year commencing 1995 and the Board of Directors in its discretion may increase such compensation for any calendar year and/or award Mr. Pinsley a bonus for any calendar year. The foregoing compensation is to be reduced by $40,000 per annum in the event Mr. Pinsley elects to become a non-executive officer employee. The employment agreement further provides that in the event of his disability the foregoing compensation shall continue to be paid to Mr. Pinsley until the expiration date of the agreement, and, in the event of his death, such compensation shall be paid to his estate until the expiration date of the agreement or 187 days after his death, whichever is later. The agreement provides for (i)a restrictive covenant of non-competition by Mr. Pinsley, and (ii) his covenant not to divulge or use, other than for the registrant,confidential information concerning the registrant during and for 18 months after the expiration date of the agreement.

         Effective August 1, 1996, Mr. Pinsley retired from the positions of President and Chief Executive Officer. In accordance with the terms of the above agreement, Mr.

Pinsley has remained as Chairman of the Board and as a non-executive officer of the Company at a reduced salary.

         The Company has entered into an employment contract with John J. Pompay, Jr. in connection with his duties as Vice President-Marketing and Sales. The contract is dated and effective as of December 6, 1996 and terminates on December 31, 1998. The contract provides for a minimum base annual salary of $10,400 plus commissions at the rate of 3% on all payments received by the Company against Mr. Pompay's open orders as of the date of the contract and those orders booked up to and including December 31, 1996,and 1% on all payments received against orders booked by the Company between January 1, 1997 and December 31, 1998. The contract further provides that if Mr. Pompay's employment is terminated by the Company prior to the expiration date, other than for cause, he will continue to receive his full salary for one year after the termination date and the Company will pay him commissions on all orders received during the year after termination whenever shipped and paid. The contract also provides for a restrictive covenant of non-competition by Mr. Pompay for a period of two years upon termination for cause or termination of the contract by Mr. Pompay.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

         The following information is furnished as of September 19, 1997 (unless otherwise indicated) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

                                                               Amount and
                                                               Nature of
Title of               Name and Address                        Beneficial                     Percent of
 Class                 of Beneficial Owner                     Ownership                             Class
Common Stock           Sol Pinsley                             80,261.00  -Direct             7.4762%
$.33-1/3 p.v.          P.O. Box 422                             2,816.19  -Indirect (1)
                       Saratoga Springs,
                       NY  12866

   "                   Dimensional Fund                        74,400.00  -Direct   (2)       6.6953%
                       Advisors Inc.
                       1299 Ocean Avenue
                       11th Floor
                       Santa Monica, CA  90401

   "                   Franklin Resources, Inc.                 96,300.00  -Direct   (3)      8.6662%


                       777 Mariners Island Blvd.
                       P.O. Box 7777
                       San Mateo, CA 94403-7777                   (continued)

                                                      Amount and
                                                      Nature of
Title of               Name and Address               Beneficial                         Percent of
 Class                 of Beneficial Owner            Ownership                           Class
Common Stock           The Adirondack Trust           299,297.00  -Direct   (4)          26.9340%
$.33-1/3 p.v.          Company, as Trustee of
                       the Company's Employee
                       Retirement Plan and Trust
                       473 Broadway
                       Saratoga Springs,
                       NY  12866

(1) Does not include 4,200 shares of common stock of the Company owned by the testamentary trust of the deceased spouse of Sol Pinsley, Ruth Pinsley, beneficial ownership of which is disclaimed by Mr. Pinsley. The shares listed as indirectly owned by Sol Pinsley are the shares allocated to him as of June 30, 1997 as a participant in the Company's ESOP. Mr. Pinsley has the right under the ESOP to direct the manner in which such shares allocated to him are to be voted by the ESOP Trustee.

(2) The information as to the number of shares of common stock of the Company that may be deemed beneficially owned by Dimensional Fund Advisors Inc.("Dimensional") is from the Schedule 13G dated February 5, 1997 filed with the Securities and Exchange Commission. Dimensional, a registered investment advisor, is deemed to have beneficial ownership of 74,400 shares of Espey Mfg. & Electronics Corp. stock as of December 31, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. Dimensional reported sole voting power with respect to 49,500 shares.

(3) The information as to the number of shares of common stock of the Company that may be deemed beneficially owned by Franklin Resources, Inc. ("Franklin") is from the Schedule 13G, dated February 12, 1997 filed with the Securities and Exchange Commission. The Franklin statement indicated that Franklin's investment advisory subsidiary, Franklin Advisory Services, Inc. ("Franklin

         Advisory") has sole voting and dispositive power with respect to all of the shares of common stock shown in the table above for Franklin. The Franklin statement indicates that the common stock set forth in the table is beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect Franklin investment advisory subsidiaries,including Franklin Advisory. The statement also indicated that it filed the
         Schedule 13G on behalf of itself, Franklin Advisory, and Franklin's principal shareholders, Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders"), all of which are deemed beneficial owners of the shares of common stock shown in the above table for Franklin. Franklin, the Principal Shareholders and Franklin Advisory disclaim any economic interest or beneficial ownership in any of the common stock shown in the table for Franklin.

(4) This information is from the Form 4 dated August 29, 1997, filed with the Securities and Exchange Commission by the Trustee on behalf of the Company's Employee Retirement Plan and Trust ("ESOP"). The ESOP Trustee has sole voting power with respect to unallocated common shares owned by the Trust, 147,083 shares as of August 28, 1997, as directed by the Plan Administrator appointed by the Company's Board of Directors. As to the common shares allocated to participants,152,214 shares as of August 28,1997, the ESOP Trustee has the power to vote such shares as directed by such Plan Administrator to the extent the participants do not direct the manner in which such shares are to be voted.

Security Ownership of Management

        The following information is furnished as of September 19, 1997 (unless otherwise indicated), as to each class of equity securities of the Company beneficially owned by all the Directors and by Directors and Officers of the Company as a Group:

                                                               Amount and
                                                               Nature of
Title of               Name of                                 Beneficial                 Percent of
 Class                 Beneficial Owner                        Ownership                   Class
Common Stock
$.33-1/3 p.v.          Paul J. Corr                             500.00    -Direct          .0450%

   "                   William P. Greene                        100.00    -Direct          .0090%


   "                   Michael W. Wool                          100.00    -Direct          .0090%

   "                   Sol Pinsley                           80,261.00    -Direct         7.4762%
                                                              2,816.19    -Indirect (1)(2)

                                                                  (continued)


                                                            Amount and
                                                            Nature of
Title of               Name of                              Beneficial                     Percent of
 Class                 Beneficial Owner                     Ownership                       Class
Common Stock           Seymour Saslow                        301.00    -Direct              .4429%
$.33-1/3 p.v.                                              4,620.19    -Indirect (2)

   "                   Joseph Canterino                    7,500.00    -Direct             1.1178%
                                                           4,921.19    -Indirect (2)

   "                   John J. Pompay, Jr.                 4,921.19    -Indirect (2)        .4429%
   "                   Howard Pinsley                     39,134.00    -Direct             3.9359%
                                                           4,602.21    -Indirect (2)

   "                   Barry Pinsley                       1,000.00    -Direct              .6029%
                                                           5,699.21    -Indirect (2)(3)(4)

   "                   Herbert Potoker                     6,490.00    -Direct             1.0270%
                                                           4,921.19    -Indirect (2)(5)

   "                   Garry M. Jones                      2,279.94    -Indirect (2)        .2052%

   "                   Reita Wojtowecz                     1,558.97    -Indirect (2)        .1403%

   "                   Officers and Directors            135,286.00    -Direct            15.4449%
                       as a Group                         36,340.28    -Indirect (6)

_____________

(1) Excludes 4,200 shares owned by a testamentary trust of Ruth Pinsley, the deceased spouse of Sol Pinsley. Beneficial ownership of the shares owned by the trust is disclaimed by Mr. Pinsley.

(2) Shares allocated to named officer as of June 30, 1997 as a participant in the Company's ESOP. Each such person has the right to direct the manner in which such shares allocated to him or her are to be voted by the ESOP Trustee.

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

(6) Shares allocated to all officers as a group as of June 30, 1997 who participate in the Company's ESOP. Each such person has the right to direct the manner in which such shares allocated to him or her are to be voted by the ESOP Trustee.

         There are no arrangements known to the Company the operation of which may at a subsequent date result in change of control of the Company.

Item 13.           Certain Relationships and Related Transactions.

         For the fiscal year ended June 30, 1997, Christopher Canterino, who is a full time employee of the Company and the son of Joseph Canterino, President and Chief Executive Officer of the Company, received compensation as such employee of $84,650.00, as well as an ESOP allocation of Company Stock and dividends thereon totaling $10,626.00.

         As previously reported, the Company established and sold to the ESOP Trust on June 5, 1989, 331,224 shares of the Company's treasury stock at a price of $26.50 per share, which purchase price was funded by the Company making a cash contribution and loan. Each year, the Company makes contributions to the ESOP which are used to make loan interest and principal payments to the Company. With each such payment, a portion of the common stock held by the ESOP is allocated to participating employees. As of June 30, 1997, there were 152,451 shares allocated to participants. The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Officers of the Company, including five (Sol Pinsley, Seymour Saslow, Joseph Canterino, Howard Pinsley and Barry Pinsley)who are also directors, are eligible to participate in the ESOP and to have shares and cash allocated to their accounts and distributed to them in accordance with the terms of the ESOP.

         The Company paid the law firm of Langrock, Sperry & Wool, of which Michael W. Wool, a director of the Company, is a partner, a total of $42,000 for legal services during the fiscal year ended June 30, 1997. The Company believes the services provided to it by Langrock, Sperry & Wool were provided to it at a cost comparable to that which the Company would have been required to pay for comparable services from an unaffiliated third party.

                                                            PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)  1.     Financial Statements

             Included in Part II of this report:

                        Independent Auditors' Report

                        Balance Sheets at June 30, 1997 and 1996

                        Statements of Earnings for the years ended June 30, 1997, 1996 and 1995

                        Statements of Changes in Stockholders' Equity for the years ended June 30, 1997, 1996 and 1995

                        Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995

                        Notes to Financial Statements

     2.       Financial Statement Schedules

              Included in Part IV of this report:                           Page

                        Schedule II - Valuation and Qualifying Accounts      46

              Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.       Exhibits
                                                                            Page

              10.1      Employment Agreement dated December 6, 1996          48
                        between John J. Pompay, Jr. and Espey Mfg. &
                        Electronics Corp.
              11.1      Statement re: Computation of Per Share Earnings      50


              27        Financial Data Schedule (for electronic filing      N/A
                        purposes only)

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                                     S I G N A T U R E S


     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                           President
                                           (Principal Executive Officer)
/s/ Joseph Canterino                       September 29, 1997
Joseph Canterino


                                           Treasurer (Principal Financial
                                           Officer)
/s/ Herbert Potoker                        September 29, 1997
Herbert Potoker


                                           Assistant Treasurer
                                           (Principal Accounting Officer)
/s/ Garry M. Jones                         September 29, 1997
Garry M. Jones


                                           Vice President and Director
/s/ Howard Pinsley                         September 29, 1997
Howard Pinsley


                                           (signatures continued)

                                           Vice President and Director
/s/ Barry Pinsley                          September 29, 1997
Barry Pinsley

                                           Chairman of the Board and Director
/s/ Sol Pinsley                            September 29, 1997
Sol Pinsley

                                           Vice President and Director
/s/ Seymour Saslow                         September 29, 1997
Seymour Saslow

                                           Director
/s/ Michael W. Wool                        September 29, 1997
Michael W. Wool

                                           Director
/s/ Paul J. Corr                           September 29, 1997
Paul J. Corr

                                           Director
/s/ William P.Greene                       September 29, 1997
William P. Greene


                                                          SCHEDULE II

                                            ESPEY MFG. & ELECTRONICS CORP.

                                          Valuation and Qualifying Accounts

                                      Years ended June 30, 1997, 1996 and 1995



                             Balance at    Additions     Deductions   Balance at
                             beginning     to            from         end of
     Description             of period     reserve       reserve      period
     Allowance for
     doubtful accounts:

     1997                    $   3,000       -              -          3,000

     1996                    $   3,000       -              -          3,000

     1995                    $   3,000       -              -          3,000

                                       EXHIBIT INDEX

Exhibit No.                                                              Page

     10.1     Employment Agreement dated December 6, 1996                 48
              between John J. Pompay, Jr. and Espey Mfg. &
              Electronics Corp.

     11.1     Statement re: Computation of Per Share Earnings             50

     27       Financial Data Schedule (for electronic filing              N/A
                        purposes only)

                                    EXHIBIT 10.1

     The following is an agreement between John J. Pompay, Jr. and Espey Mfg. & Electronics Corp. (the company).

     This agreement supersedes and replaces all previous understandings.

     We will pay you a salary of $200.00 a week.

     Your job title and duties will be Vice President-Sales. As such you will have the responsibilities and authority to create an outside sales force of representatives as needed. You shall establish the terms of remuneration to these representatives, subject to the prior approval of the President. You shall also have the authority to establish an internal contracts department to support your responsibilities. You will receive a commission at 3% on all payments received by Espey against your current open written orders and those written orders booked by you thru 12/31/96.

     You will receive a commission at 1% on all payments received against written orders booked by the Company between 12/31/96 and 12/31/98. The 1% commission shall be in lieu of the prior 3% commission.

     Expenses incurred by you in the performance of your duties will be reimbursed by our company. These expenses must fall under the ethics guidelines of the U.S. Government.

     In the event you voluntarily terminate your employment with the Company, or we terminate you for cause other than as set forth in the following paragraph, we will pay you commissions, at the rate then prevailing as provided herein, on your written orders in the house at the time of such termination, when such orders are shipped and paid. Your salary will cease upon leaving our employ.

     In the event you voluntarily leave our employ or are terminated for cause, for a period of two years from the date of termination you will not, directly or indirectly, compete with Espey or accept employment or independent contractor status or participate as an owner or otherwise with any competitor of Espey. If you do, Espey's obligation to make any payments under this agreement will terminate.

     In the event we terminate your employment, for other than cause, we will pay you commissions, at the rate then prevailing on all your orders then in the house. We will continue to pay your salary for one year and we will pay you commissions at the agreed rates on all orders received during the year after termination whenever shipped and paid.

     The same terms as the paragraph above will apply if you die or become permanently disabled. This agreement shall terminate on 12/31/98.

     Commission, when payable pursuant to this agreement, shall be based on our net billing price; that is, our billing price less freight, discount, Federal or State taxes. Commissions are payable only when shipment has actually been made and full payment received by our company. Payment of commissions will be made to you, in the month following receipt of full payment from our customer. Our company will, between the 10th and 20th of each month, forward to you a statement of each account and each amount collected for the previous month and, at the same time, a check will be delivered to you for the amount of commissions to which you are entitled.

     It may be or become necessary that our company issue credits to customers on invoices which have been paid. Such credits are issuable at the sole discretion of our company and when such credits are issued you agree that your commission account will be charged back for any commissions previously paid to you based on paid invoices. Such charge-backs for commissions will be shown on the statement of account forwarded to you.

     We agree to furnish you with data on all orders accepted as above outlined and data on all invoices in connection with shipments on all such orders.

     This agreement shall be strictly personal to and with you, and it is specifically understood that you shall not sell, assign or encumber the same or in any way sell, assign or encumber any monies due to you unless you have the prior written approval of our company, which approval must be signed by the President of our company. You will work exclusively for our company.

     This agreement may not be modified orally. It may be modified only in writing, signed by you on your behalf and by the President of our company. This understanding shall be governed by and interpreted under the Laws of the State of New York.

     If the above is acceptable to you,please sign a copy at the place indicated below for your signature.

                                           Very truly yours,

Dated:  December 6, 1996                   ESPEY MFG. & ELECTRONICS CORP.

ACCEPTED:                                  By: /s/ Joseph Canterino, President
                                                JOSEPH CANTERINO, PRESIDENT
/s/ John J. Pompay, Jr.
JOHN J. POMPAY, JR.

[CAPTION]


                                                       EXHIBIT 11.1

                                              ESPEY MFG. & ELECTRONICS CORP.

                                           Computation of per Share Earnings as
                                             Disclosed in Item 14 of Form 10-K

                                              Five years ended June 30, 1997

                                  1997               1996               1995              1994             1993
Computation of earnings per
  share:
     Number of shares
     issued at
     beginning of year          1,514,937          1,514,937          1,514,937         1,514,937        1,514,937

     Monthly weighted
     average number of
     treasury shares            (402,863)           (245,470)         (168,180)          (164,229)       (159,897)

     Weighted average
     number of primary
     shares outstanding         1,112,074           1,269,467          1,346,757        1,350,708        1,355,040

     Net earnings              $  563,128             522,737           491,767         1,343,877        1,594,290

     Per share                 $      .51                 .41                 .37            1.00             1.18









