Form 10-Q
period 1997-09-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1997-11-13
CIK 33533

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20459

                                  FORM   10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended  September 30, 1997   Commission File Number  I-4383


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




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    YES    X                                 NO

                             ESPEY MFG. & ELECTRONICS CORP.

                                      I N D E X





PART I       FINANCIAL INFORMATION                                        PAGE


             Item 1        Financial Statments:


                           Balance Sheets - September 30, 1997               1
                           and June 30, 1997


                           Statements of Earnings - Three Months             3
                           Ended September 30, 1997 and 1996


                           Statements of Cash Flows - Three Months           4
                           Ended September 30, 1997 and 1996


                           Notes to Financial Statements                     5


             Item 2        Management's Discussion and Analysis of           7
                           Financial Condition and Results of
                           Operations.



PART II      OTHER INFORMATION                                               9

             SIGNATURES                                                     10







                                  ESPEY MFG. & ELECTRONICS CORP.

                                           Balance Sheets

                            September 30, 1997 and June 30, 1997

                                            A S S E T S

                                                            Unaudited
                                                               1997            1997
                                                            September 30      June 30
CURRENT ASSETS:
       Cash                                                  $     700,963     $   1,416,801
       Short-term investments at cost
          (market value September 30, 1997,
            $10,761,793 and June 30, 1997,
              $10,746,731)                                      10,720,225        10,706,782
                    Total Cash and Short-term
                           Investments                          11,421,188        12,123,583


       Trade accounts receivable net of
          $3,000 allowance at September 30, 1997
          and June 30, 1997                                      1,675,805         1,142,599
       Other receivables                                               500            21,231

                    Net Receivables                              1,676,305         1,163,830

       Inventories:

          Raw materials and supplies                               513,550           449,416
          Work-in-process                                        3,418,774         3,225,657
          Costs relating to contracts in
          process                                                4,832,185         4,526,802

                    Net Inventories                              8,764,509         8,201,875

       Deferred income taxes                                        144,036          137,758
       Prepaid expenses and other current assets                   130,938           192,853

                    Total Current Assets                        22,136,976        21,819,899

DEFERRED INCOME TAXES                                                69,616           74,671

PROPERTY, PLANT AND EQUIPMENT AT COST                           12,071,216        12,043,850

       Less: Accumulated depreciation and
             amortization                                       (8,843,903)       (8,738,469)

              Net Property, Plant and Equipment                  3,227,313         3,305,381

                    Total                                    $  25,433,905     $  25,199,951

                             - 1 -                        (CONTINUED)


                                  ESPEY MFG. & ELECTRONICS CORP.

                                    Balance Sheets, Continued

                               September 30, 1997 and June 30, 1997

                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                Unaudited
                                                                    1997         1997
                                                              September 30       June 30
CURRENT LIABILITIES:
       Accounts Payable                                      $    305,495        $    245,803
       Accrued expenses:
          Salaries, wages and commissions                         155,310             107,640
          Employees' insurance costs                               33,198              40,573
          ESOP payable                                            113,926                -
          Other                                                     9,887               8,994
          Payroll and other taxes withheld
              and accrued                                          63,479              47,564
          Dividends payable                                       777,854                 -
          Income taxes payable                                     67,745             148,606

                    TOTAL CURRENT LIABILITIES                   1,526,894             599,180



STOCKHOLDERS' EQUITY:

       Common stock, par value .33-1/3 per
       share.  Authorized 2,250,000 shares;
       issued 1,514,937 shares September 30, 1997
       and June 30, 1997.                                         504,979             504,979

       Capital in excess of par value                          10,496,287          10,496,287

       Retained earnings                                       23,454,645          24,148,405
                                                               34,455,911          35,149,671

       Less:  Common stock subscribed                         ( 3,910,636)        ( 3,910,636)
               Cost of 403,717 shares on September
               30, 1997 and June 30, 1997 of common
               stock in treasury                              ( 6,638,264)        ( 6,638,264)

              TOTAL STOCKHOLDERS' EQUITY                       23,907,011          24,600,771

                           TOTAL                             $ 25,433,905        $ 25,199,951



       See accompanying notes to financial statements

                                                 - 2 -




                                  ESPEY MFG. & ELECTRONICS CORP.

                                     Statements of Earnings

                     Three Months Ended September 30, 1997 and 1996



                                                                     Unaudited
                                                                   Three Months
                                                           September 1997    September 1996
Net Sales                                                  $    2,503,584  $4,586,892
Cost of sales                                                   2,074,981   3,888,874

                           GROSS PROFIT                           428,603     698,018

Selling, general and administrative
       expenses                                                   507,165     447,335

                           OPERATING INCOME (LOSS)            (    78,562)    250,683

Other Income:

       Interest income                                             149,364    124,661
       Sundry income                                                 1,207        375

                                                                   150,571    125,036


Earnings before income taxes                                        72,009    375,719

Provision for income taxes                                          27,000    147,000


                           NET EARNINGS                      $      45,009   $228,719




Earnings per Share:

Net earnings                                                    $ .04        $ .21


Average number of shares outstanding                         1,111,220       1,114,610



    See accompanying notes to financial statements







                                  ESPEY MFG. & ELECTRONICS CORP.
                                    Statements of Cash Flows
                        Three Months Ended September 30, 1997 and 1996
                                                                              Unaudited
                                                                              September 30
                                                                        1997            1996
Cash Flows From Operating Activities:
       Net earnings                                                 $   45,009       $   228,719

       Adjustments to reconcile net earnings to net cash used in operating activities:

       Tax effect of dividends on unallocated ESOP shares               39,084            46,732
       Depreciation                                                    105,434           167,012
       Changes in assets and liabilities:
              Increase in receivables, net                          (  512,475)      ( 2,252,686)
              Decrease (increase) in inventories, net               (  562,634)        1,379,054
              Decrease in other current assets                          61,915           100,658
              Increase (decrease) in accounts payable                   59,692       (    25,481)
              Increase in accrued salaries, wages and commissions       47,670            52,533
              Decrease in accrued employee insurance costs          (    7,375)      (     6,429)
              Increase (decrease) in other accrued expenses                893       (     6,043)
              Increase (decrease) in payroll & other taxes withheld
               and accrued                                              15,915       (    85,905)
              Decrease (increase) in deferred income taxes          (    1,223)      (    34,832)
              Increase (decrease) in income taxes payable           (   80,861)          132,440
              Increase in accrued ESOP contributions                   113,926           110,249

                                  Net cash used in
                                  operating activities              (  675,030)      (   193,979)

Cash Flows From Investing Activities:

       Additions to property, plant & equipment                     (   27,366)      (    110,677)
       Proceeds from maturity of marketable investment securities          -            2,921,195
       Purchases of marketable investment securities                       -         (    973,403)


                                  Net cash provided by (used in)
                                  investing activities              (   27,366)         1,837,115

Cash Flows From Financing Activities:

       Purchase of treasury stock                                        -           (    116,032)

                                  Net cash used in
                                  financing activities                   -           (    116,032)

Increase (decrease) in cash and short-term investments              (  702,396)         1,527,104


Cash and short-term investments, beginning of period                 12,123,583         5,597,079

Cash and short-term investments, end of period                      $11,421,187       $ 7,124,183



Income Taxes Paid                                                   $    70,000        $    2,660

See accompanying notes to financial statements.






                           ESPEY MFG. & ELECTRONICS CORP.

                           Notes to Financial Statements
                               ___________________

1. The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of operations for each of the three months ended September 30, 1997 and 1996 and cash flows for each of the three months ended September 30, 1997 and 1996. The operating results for the three months ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations applicable to interim financial statements, although management believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1997 Annual Report to Stockholders and its 1997 Form 10-K.

2. The earnings per share computations for September 30, 1997 were based on 1,111,220 shares and on 1,114,610 shares for September 30, 1996. These represent the average number of shares outstanding for each respective period.

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

   Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of September 30, 1997 there were 152,214 shares allocated to participants.


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

ESPEY MFG. & ELECTRONICS CORP.
Management's Discussion and Analysis of

Results of  Operations

Sales for the three months ended September 30, 1997 were $2,503,584 as compared to $4,586,892 for the same period in 1996. This decrease in sales resulted primarily from the consolidation and relocation of the facilities and personnel of one of the Company's major customers.

The cost of sales, as a percentage of sales, dropped slightly to 83% for the first quarter of fiscal 1998 as compared to the 85% reflected for the same period last year. The resulting increase in the gross profit margin can be attributed to many of the contracts shipped in the current quarter calling for a somewhat higher gross profit margin than those shipped in the corresponding quarter in the prior year: however, this was partially offset by an increase in selling and general & administrative expenses of 13%. The increase in selling and general & administrative expenses cannot be attributed to any specific factor.

The 20% increase in interest income, between the first quarter of fiscal 1998 and the corresponding quarter of fiscal 1997, was directly related to the net increase in cash and short-term investments. The increase in short-term investments was explained in detail in the most recently filed Form 10-K in Item 7, "Management"s
Discussion and Analysis of Financial Condition and
Results of Operations - Liquidity and Capital
Expenditures." The Company does not feel that there is any risk associated with its investment policy, since the majority of our investments are represented by Certificates of Deposit, United States Government
Treasury Securities and a Money Market account.

Net earnings for the three month period  ended
September 30, 1997 were $45,009 or $.04 per share compared to $228,719 or $.21 per share for the corresponding period of last year. The net earnings decrease was due to reduced sales and the increase in selling, general & administrative expenses.

Liquidity and Capital Expenditures

As of September 30, 1997 the total cash and short-term investments was $11,421,188 as compared to $12,123,583 as of June 30, 1997. This decrease in cash and short-term investments at the end of the period is substantially attributable to the increases in inventories and accounts receivable. Most of these receivables have already been paid, and the Company feels that its reserve is adequate.

The Company, in the first quarter, funded its operations with cash flows from operating activities and investing activities. Management currently feels that during the balance of the fiscal year, funds from operating activities will be adequate to meet funding requirements. For the first quarter capital expenditures were approximately $27,366.

Since the debt of the Company's ESOP is not to an outside party, the company has eliminated from the Statements of Earnings the offsetting items of interest income and interest expense relating to the ESOP. The Company has eliminated the offsetting accruals from the Balance Sheets.

Under existing authorizations, as of September 30, 1997, funds in the amount of $1,884,000 were available for the continuing repurchase of the Company's shares.

Business  Outlook

Customer order patterns are inherently difficult to predict. As previously disclosed, one of the Company's major customers has announced the consolidation and relocation of several of its facilities and various personnel. The transition stage of this consolidation has caused delays in both ongoing and newly proposed programs. At the present time, the Company does not know what effect this will have on the receipt of currently pending new business from this customer. The Company is hopeful that any further delays will be minimal.


The backlog as of September 30, 1996 was $12,218,320.
The backlog as of September 30, 1997 was $7,661,378.
The Company believes that it will continue to obtain contracts consistent with our past experience. We are currently anticipating a new contract for our high power radar transmitters, which, if received, along with our other anticipated new business will result in substantially increasing our backlog. Despite the significant sales decrease in this period, management anticipates that sales for the final three quarters of fiscal 1998 will approximate or exceed those for the final three quarters of fiscal 1997.

The Company is continuing to expand its Sales and Marketing departments. Various specifics concerning the products we are concentrating on are addressed in both the President's message accompanying our 1997 Annual
Report and in our most recently filed Form 10-K in Item
7, "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Business
Outlook. "Management currently anticipates that the course of action the Company has taken will enhance the Company's revenues and profitability in future periods.


Other Matters

A dividend in the amount of $.70 per share was declared payable November 21, 1997 to shareholders of record on October 24, 1997.

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




 12 September 1997
       Date