Form 10-Q
period 1997-12-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1998-02-13
CIK 33533

SECURITIES AND EXCHANGE COMMISSION

				WASHINGTON, D. C.  20459

					FORM   10-Q

		QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
				SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended  December 31, 1997   Commission File Number  I-4383


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




	Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as at the end of the period covered by this report 1,111,220.




	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



			YES    X      				NO








		  	 	  ESPEY MFG. & ELECTRONICS CORP.

                                          I N D E X





PART I	FINANCIAL INFORMATION						PAGE


		Item 1	Financial Statements:


				Balance Sheets - December 31, 1997    	   1
				and June 30, 1997


                                Statements of Earnings - Three and         3
				Six Months ended December 31, 1997
                                and 1996


                                Statements of Cash Flows - Six Months      4
				Ended December 31, 1997 and 1996


                                Notes to Financial Statements              5


              Item 2   Management's Discussion and Analysis of             8
                       Financial Condition and Results of Operations.



PART II OTHER INFORMATION                                                 11

        SIGNATURES                                                        12






       			ESPEY MFG. & ELECTRONICS CORP.

                               Balance Sheets

                      December 31, 1997 and June 30, 1997

                                 A S S E T S

                                                          Unaudited
                                                            1997                          1997
                                                         December 31                     June 30
CURRENT ASSETS:
        Cash                                             $     467,924              $   1,416,801
	Short-term investments at cost
	   (market value December 31, 1997,
	     $9,865,600 and June 30, 1997,
                $10,746,731)                                 9,831,022                 10,706,782
                        Total Cash and Short-term
                                Investments                 10,298,946                 12,123,583


	Trade accounts receivable net of
           $3,000 allowance December 31, 1997
           and June 30, 1997                                 2,582,332                  1,142,599
        Other receivables                                          500                     21,231

                        Net Receivables                      2,582,832                  1,163,830

	Inventories:

           Raw materials and supplies                          542,927                    449,416
           Work-in-process                                   3,469,379                  3,225,657
	   Costs relating to contracts in
           process                                           4,227,810                  4,526,802

                        Net Inventories                      8,240,116                  8,201,875

        Deferred income taxes                                  140,727                    137,758
        Prepaid expenses and other current assets              430,926                    192,853

                                   Total Current Assets     21,693,547                 21,819,899

DEFERRED INCOME TAXES                                           78,313                     74,671

PROPERTY, PLANT AND EQUIPMENT AT COST                       12,142,706                 12,043,850

	Less: Accumulated depreciation and
              amortization                                  (8,948,509)                (8,738,469)

                Net Property, Plant and Equipment            3,194,197                  3,305,381

                                Total                    $  24,966,057              $  25,199,951



                                                                                        (Continued)




                ESPEY MFG. & ELECTRONICS CORP.

                  Balance Sheets, Continued

              December 31, 1997 and June 30, 1997

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  Unaudited
                                                                    1997                       1997
                                                                 December 31                  June 30
CURRENT LIABILITIES:
        Accounts Payable                                        $    465,662               $    245,803
	Accrued expenses:
           Salaries, wages and commissions                           215,624                    107,640
           Employees' insurance costs                                 37,817                     40,573
           ESOP payable                                              227,852                       -
           Other                                                      13,523                      8,994
	   Payroll and other taxes withheld
                and accrued                                           73,613                     47,564
           Dividends payable                                            -                           -
           Income taxes payable                                         -                       148,606

                        TOTAL CURRENT LIABILITIES                  1,034,091                    599,180



STOCKHOLDERS' EQUITY:

	Common stock, par value .33-1/3 per
	share.  Authorized 2,250,000 shares;
	issued 1,514,937 shares December 31, 1997
        and June 30, 1997.                                           504,979                     504,979

        Capital in excess of par value                            10,496,287                  10,496,287

        Retained earnings                                         23,479,600                  24,148,405
                                                                  34,480,866                  35,149,671

        Less:  Common stock subscribed                           ( 3,910,636)                ( 3,910,636)
	       Cost of 403,717 shares on December
	       31, 1997 and June 30, 1997 of common
               stock in treasury                                 ( 6,638,264)                ( 6,638,264)

        TOTAL STOCKHOLDERS' EQUITY                                23,931,966                  24,600,771

                                        TOTAL                   $ 24,966,057                $ 25,199,951



	See accompanying notes to financial statements








                              ESPEY MFG. & ELECTRONICS CORP.

                                STATEMENTS OF EARNINGS

                 Three and Six Months Ended December 31, 1997 and 1996

                                 Unaudited                    Unaudited
                                 Three Months                 Six Months
                                   1997           1996          1997          1996
Net Sales                        $  3,549,697 $  4,066,386   $  6,053,281 $  8,653,278

Cost of sales                       3,148,398    3,337,165      5,223,379    7,226,039

                Gross profit          401,300      729,221        829,902    1,427,239

Selling, general and administrative
 Expenses                             500,660      459,543      1,007,825      906,878
        Operating income (loss)  (     99,360)     269,678   (    177,923)     520,361

Other income
        Interest income               140,933      123,862        290,298      248,523
        Sundry income                     382        2,586          1,589        2,961
                                      141,315      126,448        291,887      251,484

Earnings before income taxes           41,955      396,126        113,964      771,845

Provision for income taxes             17,000      152,000         44,000      299,000


                Net earnings     $     24,955 $    244,126   $     69,964 $    472,845

Earnings per share:


Net earnings                          $ .02         $ .21         $ .06        $ .42


Average number of shares
       outstanding                  1,111,220     1,111,220     1,111,220    1,112,915



See accompanying notes to Financial Statements

                                                               - 3 -



                                        ESPEY MFG. & ELECTRONICS CORP.
                                           Statements of Cash Flows
                                  Six Months Ended December 31, 1997 and 1996


                                                                            Unaudited
                                                                           December 31
                                                                     1997               1996
Cash Flows From Operating Activities:

Net earnings                                                    $      69,964      $   472,845

Adjustments to reconcile net earnings to net cash provided by operating activities:

        Tax effect of dividends on unallocated ESOP shares             39,084           46,732
        Depreciation                                                  210,040          293,635
	Changes in assets and liabilities:
                Decrease (increase) in receivables, net         (   1,419,002)         365,772
                Decrease (increase) in inventories, net         (      38,241)       2,130,627
		Decrease (increase) in  prepaid and
                         other current assets                   (     238,073)     (    88,986)
        Increase (decrease) in accounts payable                       219,859          303,401
                Increase (decrease) in accrued salaries,              107,984          106,335
			 wages and commissions
                Increase (decrease) in accrued employee         (       2,756)     (    15,879)
			 insurance costs
                Increase (decrease) in other accrued expenses           4,530              856
        Increase (decrease) in payroll & other                         26,049      (   118,547)
 			taxes withheld and accrued
                Increase (decrease) in income tax payable       (     148,606)          62,218
                Decrease (increase) in deferred income taxes    (       6,611)     (    54,110)
                Increase (decrease) in accrued ESOP contributions     227,852          220,498

                            Net cash provided by(used in)
                            operating activities                (     947,927)       3,725,397

Cash Flows From Investing Activities:

        Additions to property, plant & equipment                (      98,856)     (   167,747)
 	Proceeds from maturity of marketable investment
	 securities	                                							       -	 	       3,894,598
        Purchases of marketable investment securities                    -         ( 1,958,878)

                            Net cash provided by (used in)
                            investing activities                (      98,856)       1,767,973

Cash Flows From Financing Activities:

        Dividends on common stock                               (     777,854)     (   777,854)
        Purchase of treasury stock                                      -          (   116,032)

                            Net cash used in
                            financing activities                (     777,854)     (   893,886)

Increase (decrease) in cash and short-term
   investments                                                  (   1,824,637)       4,599,484


Cash and short-term investments,
   beginning of period                                             12,123,583        5,597,079

Cash and short-term investments, end of period                 $   10,298,946     $ 10,196,563



Income Taxes Paid                                              $      195,000     $    241,500


See accompanying notes to financial statements.






                              ESPEY MFG. & ELECTRONICS CORP.

                              Notes to Financial Statements
                                   ___________________


1. The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1997, and the results of operations for each of the three and six month periods ended December 31,1997 and 1996 and cash flows for each of the six month period ended December 31, 1997 and 1996. The operating results for the three month and six month periods are not necessarily indicative of the operating results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations applicable to interim financial statements, although management believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1997 Annual Report to Stockholders and its 1997 Form 10-K.

2. The earnings per share computations for December 31, 1997 were based on 1,111,220 shares and on 1,112,915 shares for December 31,1996. These represent the average number of shares outstanding for each respective period. Pursuant to the Company's STOCK RIGHTS PLAN
  (as described in the 1997 Form 10- K),common stock purchase rights under the Plan could potentially dilute earnings per common share in the future. These shares were not included in a computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

   Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of December 31, 1997 there were 145,372 shares allocated to participants.

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

ESPEY MFG. & ELECTRONICS CORP.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
Results of  Operations

Sales for the six months ended December 31, 1997 were $6,053,281 as compared to $8,653,278 for the same period in 1996. The Company's sales volume continues to be effected by the consolidation and relocation of the facilities and personnel of one of the Company's major customers.

The cost of sales, as a percentage of sales, rose marginally to 86% for the first half of fiscal 1998 as compared to the 84% reflected for the same period last year. Although the gross profit margins remained about the same, net earnings, and net earnings per share, were adversely effected by the decrease in sales volume.

The 17% increase in interest income, between the first half of fiscal
1998 and the corresponding period of fiscal 1997, was directly related to the net increase in cash and short-term investments available during the course of the current period for the generating of interest income. There was also a slight increase in the short term interest rates available to the Company. The reclassification of short-term investments was explained in detail in the most recently filed Form 10-K in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Expenditures." The Company does not feel that there is any risk associated with its investment policy, since the majority of our investments are represented by Certificates of Deposit, United States Government Treasury Securities and a Money Market account.

Net earnings for the six month period ended December 31, 1997 were $69,964 or $.06 per share compared to $472,845 or $.42 per share for the corresponding period of last year. As indicated above, the net earnings decrease was due mainly to reduced sales. Selling , general and administrative expenses increased by approximately 16%. No one material factor accounted for this increase. The increase in accounts receivable in the Statements of Cash Flows is the result of shipments made toward the end of the period. The majority of these receivables have already been collected.

The increase in inventories shown in the Statements of Cash Flows reflects additional purchasing during the second quarter of the current year due to an increase in our backlog. However, the net inventories shown on the Balance Sheets at December 31, and June 30, 1997 were relatively the same.

Liquidity and Capital Expenditures

As of December 31, 1997 the total cash and short-term investments was $10,298,946 as compared to $12,123,583 as of June 30, 1997. This decrease in cash and short-term investments at the end of the period is substantially attributable to the increases in inventories and accounts receivable. Most of these receivables have already been paid, and the Company feels that its reserve is adequate.

The Company, in the first half of fiscal 1998 funded its operations with cash flows from operating activities and investing activities. Management currently feels that during the balance of the fiscal year, funds from these activities will be adequate to meet funding requirements. For the first half of fiscal 1998 capital expenditures were approximately $98,856.


Since the debt of the Company's ESOP is not to an outside party, the Company has eliminated from the Statements of Earnings the offsetting items of interest income and interest expense relating to the ESOP. The Company has likewise eliminated the offsetting accruals from the Balance Sheets.

Under existing authorizations, as of December 31, 1997, funds in the amount of $1,884,000 were available for the continuing repurchase of the Company's shares.

Business  Outlook

Customer order patterns are inherently difficult to predict. As previously disclosed, one of the Company's major customers has announced the consolidation and relocation of several of its facilities and various personnel. The transition stage of this consolidation is still causing delays in both ongoing and newly proposed programs, however based on the incoming flow of new business this situation shows definite signs of easing. At the present time, the Company does not know what the final effect this will have on the receipt of pending new business from this customer.

The backlog as of December 31, 1996 was $10,031,312. The backlog as of December 31, 1997 was $11,494,387. As a positive sign, for the past twelve months, the Company has been receiving orders at a faster rate than those being shipped. This was particularly evident in the quarter recently ended, during which the Company received in excess of $7,000,000 in new orders. A sizable portion of these orders were connected with the establishment of a repair site for our high power radar transmitters. The Company is still anticipating a new contract for additional transmitters. Despite the significant sales decrease in this period, management anticipates that sales for the second half of fiscal 1998 will approximate or exceed those of the second half of fiscal 1997.

The Company is continuing to expand its Sales and Marketing departments. Various specifics concerning the products we are concentrating on are addressed in both the President's message accompanying our 1997 Annual Report and in our most recently filed Form 10-K in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Business Outlook." Management currently continues to anticipate that the course of action taken will enhance the Company's revenues and profitability in future periods.

Other Matters

A dividend in the amount of $.70 per share was declared payable
November 21, 1997 to shareholders of record on October 24, 1997.

The Company is aware of the problems which may arise at the turn of the century as regards the programming of our computers to accommodate the year 2000. All necessary steps have been taken to assure that this transition will be made smoothly. The cost of these efforts has been, and will continue to be minimal.

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

	At the 1997 Annual Meeting of Shareholders held on December 5, 1997 three shareholder proposals, none of which received a majority of the votes cast, were included in the proxy statement as follows:

	Proposal 1

	A recommendation to the Board of Directors that the 1989
        Shareholder Rights Plan be redeemed.

	Proposal 2

	A recommendation to the Board of Directors to amend the corporate bylaws so that the Board of Directors would consist of a majority of independent
        Directors and that each Director be required to be a shareholder.

	Proposal 3

	A recommendation to the Board of Directors to declassify the Board so that all directors are elected each year.

	The result of the voting was as follows:

                        Proposal 1         Proposal 2              Proposal 3
        For                321,742            210,469                 311,387
        Against            580,710            690,172                 589,254
        Abstain              4,150              5,961                   5,961
        Broker non-votes   156,559            156,559                 156,559


Item 5.	Other Information

			None during the quarter.


Item 6.	Exhibits and Reports on Form 8-K

			(a) Exhibits


                   27   Financial Data Schedule (for electronic filing only)

			(b) Reports on Form 8-K

			    No reports on Form 8-K were filed during the quarter ended
                            December 31, 1997.

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




   12 February 1998
       Date