Form 10-Q
period 1998-03-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1998-05-15
CIK 33533

SECURITIES AND EXCHANGE COMMISSION

				WASHINGTON, D. C.  20459

					FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended  March 31, 1998        Commission File Number  I-4383


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


			YES    X      				NO








                     		  	 	  ESPEY MFG. & ELECTRONICS CORP.

                                         I N D E X





PART I	FINANCIAL INFORMATION			                                   			PAGE


		Item 1	Financial Statements:


            Balance Sheets - March 31, 1998                           1
        				and June 30, 1997


            Statements of Earnings - Three Months                     3
				        and Nine Months Ended March 31, 1998
				        and 1997


            Statements of Cash Flows - Nine Months                    4
				        Ended March 31, 1998 and 1997


            Notes to Financial Statements                             5
				        March 31, 1998 and 1997


   Item 2  Management's Discussion and Analysis of                    8
				       Financial Condition and Results of
				       Operations.



PART II  OTHER INFORMATION                                           11

         SIGNATURES                                                  12




          					ESPEY MFG. & ELECTRONICS CORP.

             						  Balance Sheets

			      		   March 31, 1998 and June 30, 1997

              						   A S S E T S

                 									                             Unaudited
                                   	  											    	 1998		  	          1997
									                                              March 31   		      June 30
CURRENT ASSETS:
	Cash 							                                         	$   2,382,969  	  	$   1,416,801
	Short-term investments at cost
	   (market value March 31, 1998,
	     $7,883,661 and June 30, 1997,
	    	$10,746,731)			                              			     7,843,128 		      10,706,782
              			Total Cash and Short-term
				             Investments			                       	   10,226,097		       12,123,583


	Trade accounts receivable net of
	   $3,000 allowance March 31, 1998
	   and June 30, 1997				                            		    1,677,546		        1,142,599
	Other receivables							                                        500		           21,231

             			NET RECEIVABLES	                          1,668,046		         1,163,830

	Inventories:

	   Raw materials and supplies					                          554,480		          449,416
	   Work-in-process						                                  3,666,023		        3,225,657
	   Costs relating to contracts in
	    	process							                                       4,331,779		        4,526,802

            			NET INVENTORIES			                     	    8,552,282		        8,201,875

	Deferred Income taxes	 					                                366,086            137,758
	Prepaid expenses and other current assets				               359,368		          192,853

            			TOTAL CURRENT ASSETS	                   		 21,171,880      		 21,819,899

Deferred income taxes 	                     				    		        78,313		           74,671

PROPERTY, PLANT AND EQUIPMENT AT COST		  	                12,314,421 		      12,043,850

	Less: Accumulated depreciation and
	      amortization				                              			(  9,053,529)   		   (8,738,469)

             		NET PROPERTY, PLANT AND EQUIPMENT	       	  3,260,892	   	     3,305,381

	               	TOTAL			                   	          $  24,511,085    	 $  25,199,951


                         					   - 1 -		                         					(Continued)




                           ESPEY MFG. & ELECTRONICS CORP.

                             Balance Sheets, Continued

                          March 31, 1998 and June 30, 1997

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                             									 Unaudited
									                                              1998	       		     1997
									                                              March 31      		   June 30
CURRENT LIABILITIES:
	Accounts Payable						                               	$   348,958      		$    245,803
	Accrued expenses:
	   Salaries, wages and commissions					                   264,793		           107,640
	   Employees' insurance costs					                         36,309     	 	      40,573
	   ESOP payable							                                    341,778	 	             -
	   Other								                                           10,744 		            8,994
	   Payroll and other taxes withheld
	           	and accrued		                       				       83,964   		         47,564
	   Dividends payable					     	                               -	 		               -
	   Deferred income taxes				 		                               -		  	              -
	   Income tax payable					                                    -      		       148,606

		            	TOTAL CURRENT LIABILITIES		             	 1,086,546	 	          599,180



STOCKHOLDERS' EQUITY:

	Common stock, par value .33-1/3 per
	share.  Authorized 2,250,000 shares;
	issued 1,164,937 shares March 31, 1998
	and June 30, 1997.					                               	   504,979		           504,979

	Capital in excess of par value			 	                    10,496,287	       	 10,496,287

	Retained earnings				                   		             22,972,173	         24,148,405
								                                                33,973,439	         35,149,671

	Less:  Common stock subscribed				                   (  3,910,636)	      (  3,910,636)
	       Cost of 403,717 shares on March
	       31, 1998 and  June 30, 1997 of common
        stock in treasury					                         ( 6,638,264)	       ( 6,638,264)

		TOTAL STOCKHOLDERS' EQUITY		                          23,424,539	         24,600,771

                  				TOTAL               				       $  24,511,085	    $    25,199,951




	See accompanying notes to financial statements







         						      ESPEY MFG. & ELECTRONICS CORP.

      					        	    STATEMENTS OF EARNINGS

		 	          Three and Nine Months Ended March 31, 1998 and 1997

                                                Unaudited                          Unaudited
                               								        Three Months			                     Nine Months
	                              						     1998              1997             1998                1997
Net Sales					                           	$  2,240,347	    	$  3,805,569	   	$  8,293,629       	$12,458,847
Cost of sales					                           2,697,955		       3,261,532 	      7,921,334		       10,487,571

      		Gross profit	(loss)            			(    457,608)	         544,037		        372,295		        1,971,276

Selling, general and administrative expenses   468,375		         467,407		      1,476,201		        1,374,285
		      Operating income (Loss)	         	(    925,983)	          76,630	     ( 1,103,906)	          596,991

Other income
	Interest income 				                          137,595 	         130,072		        427,892		          378,595
	Sundry income				                              11,603		             668		         13,192		            3,629
							                                        149,198	    	     130,740		        441,085		          382,224

Earnings(loss)before income taxes     	  	(    776,785)	         207,370	  	  (   662,821)	          979,215


Provision(benefit)for income taxes	      	(    269,359)	          80,000  		  (   225,359)	          379,000

      		Net earnings	(loss)	            		($   507,426)    	$    127,370		    ($  437,462)	     $    600,215



Net earnings(loss)per share			                ($ .46)            $ .12           ($ .39)               $  .54


Average number of shares outstanding      		 1,111,220	    	   1,111,220		       1,111,220		         1,112,358


See accompanying notes to Financical Statements






                              ESPEY MFG. & ELECTRONICS CORP.
                                Statements of Cash Flows
                        Nine Months Ended March 31, 1998 and 1997
										                                                         Unaudited
										       	                                                  March 31
										                                                 1998        	 	       1997
Cash Flows From Operating Activities:
 Net (loss) earnings							                           ($           437,462) 	$      600,215

Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:

	Tax effect of dividends on unallocated ESOP shares					            39,084    	 	    46,732
	Depreciation								                                              315,059		        399,926
	Changes in assets and liabilities:
		Decrease (increase) in receivables, net				              	 (     504,216)  	(     325,642)
		Decrease (increase) in inventories, net				              	 (     350,407)	      2,907,234
		Decrease (increase) in other current assets 					          (     166,515)	  (      19,717)
 	Increase (decrease) in accounts payable				              	       103,155	         180,957
		Increase (decrease) in accrued salaries,			         	    	       157,153 	        159,543
			        wages and commissions
		Increase (decrease) in accrued employee	              				 (       4,264)	 (       17,565)
			        insurance costs
		Increase (decrease) in other accrued expenses					                 1,749 	  (       5,121)
		Increase (decrease) in payroll & other					                       36,400	   (      46,374)
       				taxes withheld and accrued
		Increase (decrease) in income tax payable				       	      (     148,606)             150
		Decrease (increase) in deferred income taxes					          (     231,970)	  (      38,042)
		Increase  in accrued ESOP contributions				               	      341,778		        330,746

	        				Net cash provided by (used in)
					        operating activities	                        		 (     849,062)	      4,173,042

Cash Flows From Investing Activities:

	Additions to property, plant & equipment				           	    (     270,570)	  (     299,752)
	Proceeds from maturity of marketable investment securities			        -	  	       4,880,073
	Purchases of marketable investment securities					                    -      (   1,958,878)

					Net cash provided by(used in)
	 			investing activities			                                (     270,570)	      2,621,443

Cash Flows From Financing Activities:

Dividends on common stock				               		               (     777,854)	 	(     777,854)
Purchase of treasury stock						                                      -       (     116,032)

					Net cash used in
					financing activities		 	                                (    777,854)	   (     893,886)

Increase (decrease) in cash and short-term investments				   (  1,897,486)	       5,900,599


Cash and short-term investments, beginning of period				        12,123,583	        5,597,079

Cash and short-term investments, end of period					        $    10,226,097	  	$   11,497,678



Income Taxes Paid								                                  $       195,000    $      367,000


See accompanying notes to financial statements.





             					ESPEY MFG. & ELECTRONICS CORP.

             					Notes to Financial Statements
					                  ___________________


1. The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of operations for each of the three and nine month periods ended March 31, 1998 and 1997 and cash flows for each of the three and nine month periods ended March 31, 1998 and 1997. The operating results for the three and nine month periods are not necessarily indicative of the operating results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations applicable to interim financial statements, although management believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1997 Annual Report to Stockholders and its 1997 Form 10-K.

2. The earnings per share computations for March 31, 1998 were based on 1,111,220 shares and on 1,112,358 shares for March 31,1997. These represent the average number of shares outstanding for each respective period. Pursuant to the Company's STOCK RIGHTS PLAN (as described in the 1997 Form 10- K), common stock purchase rights under the Plan could potentially dilute earnings per common share in the future. These shares were not included in a computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

3. Other income consists principally of interest on Certificates of Deposit, Treasury Bills and money market accounts.

4. There were no material unusual charges or credits to operations or a change in accountants during the most recently completed quarter which would require the filing of a Form 8-K.

5. There were no securities sold by the Company during the current quarter which were not registered under the Securities Act of 1933(the "Act")in reliance upon an exemption from registration provided in Section 4(2) of the Act.

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

   Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of March 31, 1998 there were 144,126 shares allocated to participants.

8. The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", as of July 1,1995. This accounting standard required that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amount of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The adoption of this accounting standard had no effect on the financial position or results of operations of the Company.

                         ESPEY MFG. & ELECTRONICS CORP.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations

Sales for the nine months ended March 31, 1998 were $8,293,629 as compared to $12,458,847 for the same period in fiscal 1997. The Company's sales volume has been directly affected by significant delays in the awarding of contracts on several major programs which the Company had anticipated receiving in prior periods. The orders which were booked during the six months ended December 31, 1997, particularly the $7,000,000 reported for the three months ended December 31, 1997 did not allow enough lead time to materially effect the sales volume for the three months ended March 31, 1998. Additionally, since customer delivery schedules are constantly fluctuating due to their changing requirements and funding restraints, our own shipments are difficult to predict.

Sales for the three months ended March 31, 1998 were $2,240,347 as compared to $3,805,569 for the three months ended March 31, 1997. As noted above, the sales volume of the Company has been affected by delays in the awarding of several major contracts. As a result of this decrease in sales volume, in conjunction with our expenditures for the three months as disclosed below, the Company sustained a net loss for the three month period ended March 31, 1998 of $507,426, or $.46 per outstanding share of common stock.

The cost of sales, as a percentage of sales, rose to 96% for the nine months ended March 31, 1998 as compared to the 84% reflected for the same period in fiscal 1997. The substantial increase was caused by the operations of the current quarter, during which the Company expended and wrote off costs associated with the development of several new products. The Company feels that given the current competitive environment of its industry, the expenditures were justified, in order that it might establish a broader base of high technology items for future revenues. The initial order for the prototypes of one of these items contains an option clause which enables the customer to substantially increase the quantities on order, and by so doing, increase the monetary value of the order by approximately $7,000,000. Due to both the increase in the cost of sales percentage and the decrease in sales volume for the three months ended March 31, 1998, the Company sustained a net loss for the nine month period of $437,462, or $.39 per outstanding share of common stock. This compares to last year's net profit of $600,215 and earnings per share of $.54.

The 13% increase in interest income, between the nine months ended March 31, 1998 and the corresponding nine month period of fiscal 1997, was principally due to our continuing efforts to obtain higher interest rates on our investments than in the past. The reclassification of short-term investments was explained in detail in the most recently filed Form 10-K in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Expenditures." The Company does not believe that there is any risk associated with its investment policy, since the majority of the Company's investments are represented by Certificates of Deposit, United States Government Treasury Securities and a Money Market account.

There were no material changes in selling, general and administrative expenses between the nine months ended March 31, 1998 and 1997.

The increase in inventories shown in the Statements of Cash Flows reflects the purchasing required for the orders received during the nine month period ended March 31, 1998. However, the net inventories shown on the Balance Sheets at March 31, 1998, December 31, 1997 and June 30, 1997 were relatively the same, since the Company's backlog has been keeping pace with the orders being shipped, although both are at a pace slower than anticipated.

Liquidity and Capital Expenditures

As of March 31, 1998 the total cash and short-term investments was $10,226,097 as compared to $12,123,583 at June 30, 1997. This decrease in cash and short-term investments for the nine month period ended March 31, 1998 is principally attributable to the cash used in operating activities.

The Company, during the first nine months of fiscal 1998, funded its operations with cash flows from operating activities and investing activities. Management currently believes that during the balance of the fiscal year, funds from these activities will be adequate to meet funding requirements. For the first nine months of fiscal 1998 capital expenditures were $270,570.

Since the debt of the Company's ESOP is not to an outside party, the Company has eliminated from the Statements of Earnings the offsetting items of interest income and interest expense relating to the ESOP. The Company has likewise eliminated the offsetting accruals from the Balance Sheets.

Under existing authorizations, as of March 31, 1998, funds in the amount of $1,884,000 were available for the continuing repurchase of the Company's shares.

Business  Outlook

As mentioned above, customer order patterns are inherently difficult to predict, however the Company has in excess of $30,000,000 in outstanding quotations, as well increase options as described above, in excess of $10,000,000 on existing contracts. The Company is not certain what portion of these quotations and options will materialize during the next twelve months, nor is the Company certain of the future demand for the new products being developed.

The backlog as of March 31, 1998 was $11,494,387. The backlog as of March 31, 1997 was $9,404,766. The increase is a result of the Company receiving orders at a faster rate than those shipped during the past twelve months. This was particularly evident in the three months ended December 31, 1997, during which the Company received in excess of $7,000,000 in new orders. Approximately $2,400,000 of these orders is connected with the establishment of a repair site in Europe for our high power radar transmitters. The Company is still anticipating a new contract for additional transmitters. In view of the disappointing sales volume of the three months ended March 31,1998 the Company's sales for the second half of fiscal 1998, as compared to fiscal 1997, will be lower than previously anticipated.

The Company is continuing to expand its Sales and Marketing departments. Various specifics concerning the products we are concentrating on are addressed in both the President's message accompanying our 1997 Annual Report and in our most recently filed Form 10-K in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook." In addition, as mentioned above, the Company is developing new products for market penetration. Management currently continues to anticipate that the course of action that the Company is taking will enhance the Company's revenues and profitability in future periods.

Other Matters

A dividend in the amount of $.70 per share was declared payable November 21, 1997 to shareholders of record on October 24, 1997.

 The Company is aware of the problems which may arise at the turn of the century as regards the programming of our computers to accommodate the year 2000. All necessary steps have been taken to assure that this transition will be made smoothly. The cost of these efforts has been and will continue to be minimal.

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

                    					ESPEY MFG. & ELECTRONICS CORP.

                    PART II: Other Information and Signatures





Item 6.	Exhibits and Reports on Form 8-K

        (a) Exhibits

            27. Financial Data Schedule (for electronic
                filing only)

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




   14 May 1998
     Date