Form 10-K
period 1998-06-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1998-09-29
CIK 33533

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                          FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [Fee Required]
     For the fiscal year ended June 30, 1998
[  ] Transition Report Pursuant to Section 13 or 15(d) of
     the Securities Exchange Act of 1934 [Fee Required]
     For the transition period from ________________ to
     ______________
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

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained
herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.       [  ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $11,274,157.20 as of September 23, 1998 based upon the closing sale price of $13-15/16 on the American Stock Exchange on September 23, 1998.

Indicate the number of shares outstanding of each of the
registrant's classes of common stock as of the latest
practicable date.
         Class             Outstanding at September 23, 1998
Common Stock, $.33-1/3 par value       1,104,977

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

     In fiscal year ended June 30, 1998 (referred to herein as "1998"), the Company's total sales were $10,793,572. Sales made to the United States Government and its agencies are primarily on a subcontract basis. Sales to three domestic customers accounted for 47.9%, 14.7%, and 12.5% of total sales in 1998. Sales to two domestic customers accounted for 19.9% and 61.4% of total sales in 1997. Sales to two domestic customers and one foreign customer accounted for 28.9%, 22.8% and 17.8%, respectively, of total sales in 1996.

     Export sales in 1998 and 1997 were not significant.
Export sales in 1996 aggregated approximately $3,073,000.

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
                  Fiscal Year Ended June 30

                                   1998      1997      1996

Electronic Power Supplies           68%       82%       81%

Iron-Core Components                15%       11%       15%

Electronic Systems and Assemblies   17%        7%        4%
Raw Materials

     The Company has never experienced any significant delay or shortage with respect to the purchase of raw materials and components used in the manufacture of its products, and has at least two potential sources of supply for all raw materials used by it.

Sales Backlog

     The total backlog of orders believed to be firm as of June 30, 1998 was approximately $12,168,000 as compared to approximately $9,037,000 as of June 30, 1997. The Company's backlog is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7, below.

     It is presently anticipated that a minimum of $10,000,000 of orders comprising the June 30, 1998 backlog will be filled during the fiscal year ending June 30, 1999. This is in addition to any shipments which may be made against orders subsequently received during the fiscal year ending June 30, 1999. The estimate of the June 1998 backlog to be shipped is subject to future events which may cause the amount of the backlog actually shipped to change.

Military Contracts

     The Company, as well as other companies primarily engaged in supplying equipment for military use, is subject to various risks, including, without limitation, dependence on government appropriations and program allocations, the competition for available military business, and termination of orders for convenience.

Marketing and Competition

     The Company is on the eligible list of contractors of many agencies of the Department of Defense and generally is automatically solicited by such agencies for procurement needs falling within the major classes of products produced by the Company. In addition, the Company directly solicits bids from both the Department of Defense and other United States Government agencies for prime contracts. Subcontract work for government end use is solicited from major electronic and aircraft companies, primarily by the Company's own employees and sales representatives. Business is likewise solicited from both foreign governments and major foreign electronics companies.

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

Research and Development

     The Company has increased its expenditures for research and development over the past three fiscal years. In 1998, approximately $244,000 was expended for this type of effort. In 1997 and 1996, the Company spent approximately $223,000 and $205,000, respectively, on research and development. Some of the Company's professional employees spend varying degrees of time on either development of new products or improvement of existing products.

Employees

     The number of persons employed by the Company as of September 15, 1998 was 163.

Government Regulations

     Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in 1998, and the Company believes will not in fiscal year ending June 30, 1999 or any succeeding fiscal year, have a material effect upon the capital expenditures, earnings or competitive position of the Company.

Item 2.        Properties.

     The Company's principal manufacturing and all of its engineering facilities are at its plant in Saratoga Springs, New York, which the Company owns. The Company initially occupied the plant in 1952, and in 1955 consolidated all of its manufacturing operations at the plant when it terminated its manufacturing operations in New York, New York.

     The Saratoga Springs plant was originally constructed about 1900 and consists of various closely adjoining one-story buildings. The plant has a sprinkler system throughout and contains approximately 138,000 square feet of floor space, of which 60,000 is used for manufacturing, 23,000 for engineering, 33,000 for shipping and climatically secured storage, and 3,000 for offices. The offices, engineering and some manufacturing areas are air-conditioned. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, impregnation, and spray painting operations. The manufacturing operation also includes a complete machine shop, with welding and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. During fiscal year 1995, the Company expended about $800,000 for the upgrading of its plating department to more uniformly conform to the environmental standards set by the Federal Government and established a new plating division, called Saratoga Electro-Finishing. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. In addition to meeting all of the Company's in-house needs, the plating and environmental facilities are available to other companies on a contract basis. A fully staffed Automatic Data Processing Center is also on-site.

     The Company owns an additional manufacturing facility in a three-story, fully sprinklered building of approximately 4,000 square feet at 146 Fulton Street, Gloversville, New York. The facility is used primarily for subcomponent wiring and assembly.

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

                           PART II

Item 5.        Market for the Registrant's Common Equity and Related Stockholder
               Matters.

Price Range of Common Stock

     The table below shows the range of high and low prices for the Company's common stock on the American Stock
Exchange, the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

      1998                  High              Low

First Quarter              17 3/8            16 3/8
Second Quarter             18 1/8            16 3/4
Third Quarter              17                15
Fourth Quarter             15 3/8            13 3/4

     1997                   High              Low

First Quarter              16                15 5/8
Second Quarter             17 7/8            14 5/8
Third Quarter              19 1/4            15 1/2
Fourth Quarter             18 1/8            17

Holders

     The approximate number of holders of the common stock was 199 on September 17, 1998. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock are believed to be substantially in excess of the foregoing number.

Dividends

     The Company paid a cash dividend on the common stock of $.70 per share for its fiscal year ended June 30, 1997 and $.70 per share for its fiscal year ended June 30, 1996. Due to the recent decline in both revenues and profit the Board of Directors has decided to omit the regular yearly dividend at this time. The Board, however, anticipates that it will re-institute dividend payments in the future upon a satisfactory increase in earnings.


Item 6.        Selected Financial Data.

									ESPEY MFG. & ELECTRONICS CORP.
									Five Years Ended June 30, 1998

Selected Income Statement Data
                            											Year ended June 30,
                            1998          1997         1996        1995       1994
Net sales                $ 10,793,572    15,166,075    16,800,200  14,574,097 14,678,303
Operating income (loss)   ( 1,750,663)      342,177       209,226      24,064  1,502,470
Other income, net             595,691       525,046       575,006     726,073    435,238
Cumulative effect of
change in accounting
principle                       -              -             -            -      201,653

Net earnings (loss)          (739,602)      563,128       522,737     491,767  1,343,877
Earnings (loss) per common share:
   Earnings before
   cumulative effect of
   change in accounting
   principle                  $ (.67)         .51           .41         .37        .85

Cumulative effect of change
change in accounting
principle                          -           -              -           -        .15
					Net earnings (loss)      $ (.67)         .51           .41         .37       1.00



Selected Balance Sheet Data                 June 30
              		        		1998           1997           1996          1995     1994

Current assets         $ 21,309,658    21,819,899     21,499,805    25,243,909 25,364,435

Current liabilities         883,980       599,180        623,908       983,401    722,170

Working capital          20,425,678    21,220,719     20,875,897    24,260,508 24,642,265

Total assets             24,574,108    25,199,951     24,950,043    28,839,718 28,474,536

Long-term liabilities
(deferred income
 taxes)                      -            -               -             30,697    124,619

Stockholders' equity     23,690,128    24,600,771      24,326,135   27,825,620 27,627,747

Cash dividends
declared and paid
per common share         $ .70          .70             .70             .60         .60




Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

     The Company presently operates a one segment manufacturing business. It principally manufactures power supplies and components for military and industrial use. Sales volume is primarily dependent on product mix in any given fiscal period. This mix is in many cases subject to the dictates of customer needs and delivery requirements. These factors principally account for any variation in sales and operating income from year to year.

     Sales for fiscal years ended June 30, 1998, 1997, and 1996 were $10,793,572, $15,166,075, and $16,800,200, respectively. The decrease in sales for the past three years, as previously discussed in the 1997 Annual Report to Shareholders-"Management's Discussion and Analysis of Financial Condition and Results of Operations.", was primarily a result of the consolidation and relocation of the facilities and personnel of one of the Company's major customers, and the attendant delay in its issuance of new orders and establishment of new programs. The effect of this situation has diminished to a point where the Company's backlog at September 24, 1998, stands at approximately $15,000,000. As mentioned above, the backlog at June 30, 1998 was $12,168,000, whereas at June 30, 1997 the backlog was $9,037,000. During the first two months of fiscal 1999, the Company received approximately $5,000,000 in new orders.

     As mentioned above, the decrease in sales was due primarily to the relatively low June 30, 1997 backlog. This problem currently seems to have been resolved. This reversal is evidenced by comparing the results of the third and fourth quarters. Whereas the third quarter showed a gross loss of $457,608, the fourth quarter showed a gross profit of $313,658. The Company expects the full effect of the increased backlog to be realized in the second quarter of fiscal year 1999. The third quarter reflected a net loss of $.46 per share of common stock, whereas the fourth quarter reflected a loss of $.27 per share of common stock. Of the $.27 net loss, approximately $.24 per share of common stock is attributable to a one time charge taken as an unusual item. This item relates to certain contracts entered into by the Company in connection with the restructuring of its management. This item is more fully explained in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Management Restructuring" and Note 15 to the Financial Statements.

    The corresponding cost of sales, as a percentage of sales, for fiscal years 1998, 1997 and 1996 were 94%, 86%, 89%, respectively. The increase in cost of sales as a percentage of sales in 1998 is largely attributable to the 29% decrease in sales for fiscal 1998. Since many of our expenses are fixed costs, they are not, for the most part, significantly influenced by sales volume. Another major cause of the percentage increase in cost of sales, as a percentage of sales, is the fact that in an effort to expand and diversify our product lines the Company accepted various contracts during the course of the year with negative profit margins. This matter was discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operation in the Company's Form 10-Q for the nine months ended March 31,1998.

     Selling, general and administrative expenses increased approximately 8% for the 1998 fiscal year. No one factor accounted for this increase.

     The Company's total inventories show an increase of approximately $600,000 due mainly to the purchase of materials for orders received during the fourth quarter. Work-in-Process, however, has decreased, and will to continue to decrease as anticipated orders are received.

             The increase in accounts receivable reflects shipments made toward the end of the fiscal year. A large majority of these receivables have been paid subsequent to the fiscal year end.

Business Outlook

     Customer order patterns are inherently difficult to predict. As noted in the 1997 Annual Report to Shareholders-"Management's Discussion and Analysis of Financial Condition and Results of Operations.", one of the Company's major customers had undergone the consolidation and relocation of several of its facilities and various personnel. The transition stage of this consolidation caused delays in both ongoing and newly proposed programs. As reported above, however, the effect of this situation has been alleviated to a great extent and the Company is receiving orders and proposal requests from this customer more consistent with its past experience. The Company currently has outstanding quotations well in excess of $50,000,000 for both repeat and new programs, in addition to increase option clauses in various existing contracts. The Company has already received major contracts for power supplies for a new locomotive, which should find extensive use throughout the world. The Company has also received substantial orders for spare parts on the various types of transmitters which are already in the field, and a number of contracts for further development and manufacture of numerous transformers using our recently patented "quiet transformer" technology. The outstanding quotations mentioned above not only encompass various new and previously manufactured power supplies, transformers, and subassemblies, but also represent a minimum of 12 transmitters which are exclusive to the Company. These transmitters which are for use by foreign governments on a global basis should produce initial minimum revenues of $17,000,000. The Company has also received an initial order for a newly designed grid antenna. The total future value of this order could be approximately $6,000,000; however, the Company is hopeful that this new technology will produce additional orders. The Company expects to receive a patent for this new antenna in the immediate future.

     Although there can be no assurance that the Company will acquire any or all of the proposed orders described above since such a forward-looking statement is subject to future events, market conditions, political stability of foreign governments, and allocations of the United States Defense Budget, management is presently anticipates that the Company will realize both an increase in revenues and earnings.

Liquidity and Capital Resources

     The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past three fiscal years, the Company, when possible, has funded all of its operations, including financing activities, with cash flows resulting from operating activities. The Company did not borrow any funds during the last three fiscal years and does not currently anticipate that it will borrow any funds during fiscal year 1999.

     The Company's working capital as of June 30, 1998, 1997, and 1996 was $20,425,678, $21,220,719, and $20,875,897, respectively. On March 7, 1996, the
Company purchased a combined total of 219,400 shares of common stock from the Entwistle Company and Global Securities at a total cost of $3,620,100. In addition, the Company purchased 7,426 shares of common stock from the Company's ESOP during 1997 for a total purchase price of $116,031. The Company did not repurchase any of its common stock during fiscal year 1998. However, on August 21, 1998, in fiscal year 1999, the Company repurchased 6,243 shares of common stock from the Company's ESOP at a purchase price of $87,402. Under existing authorizations, as of August 21, 1998, funds in the amount of $1,796,589 were available for the continuing repurchase of the Company's shares of common stock.

     The Company's combined investment in both short-term investments and marketable investment securities was (i) $13,290,888 as of June 30, 1994, (ii) $12,022,004 as of June 30, 1995, (iii) $7,505,507 as of June 30, 1996, and (iv)
$10,706,782 as of June 30, 1997, and (v) $9,635,749 as of June 30, 1998. These
investments consisted of certificates of deposit, United States Treasury Bills, equity securities of a preferred nature, and a money market account. During fiscal years 1994 through 1998, interest rates on short-term investments ranged from 6.00% to 2.10%. This factor accounts, along with the changes in the overall balances of short-term investments and marketable investment securities, for the fluctuation of interest income during much of the five-year period. Interest income was $556,565 in fiscal 1996, $514,822 in fiscal 1997, and $553,540 in fiscal 1998. Interest income in fiscal 1996 and 1997, however, was affected by the decrease in the Company's investment base arising from the capital expenditures of $1,080,000 in 1995 and purchase of the Company's common stock in the amount of $3,696,340 during fiscal 1996. Since a majority of the Company's investment base is represented by certificates of deposit, United States Government Treasury Securities and a money market account, the Company does not feel that there is any significant risk associated with its investment policy.

     The fluctuations in cash and short-term investments reflected in the Statements of Cash Flows are largely due to the Company's purchases of investment securities with longer maturities than in prior years. In addition, the Company purchased 8000 shares of corporate preferred equity securities at a total price of $419,000. These securities are considered to be held for investment and are classified as available for sale.

     Management feels that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company deals. The amount of bad debts over the years has been minimal.

     During fiscal year 1998, the Company expended approximately $300,000 for plant improvements and new equipment. The Company plans to expend approximately $350,000 for new equipment and plant improvements in fiscal 1999. Management presently anticipates that the funds required will be available from current operations.

Management Restructuring

     As part of the restructuring of the management of the Company, the Company has implemented a management succession plan. The plan has been effectuated through agreements with five executive officers of the Company: Joseph Canterino (former President and Chief Executive Officer), Barry Pinsley (former Vice President-Investor Relations and Human Resources), Seymour Saslow (Senior Vice President), Herbert Potoker (Treasurer and Principal Financial Officer) and Reita Wojtowecz (Secretary). Under the terms of the agreements, the executive officers have agreed to resign from their positions as executive officers and will be compensated in accordance with their respective agreements.
The implementation of this plan has resulted in the Company recording a $479,500 pre-tax charge for payments due under the contracts and costs related to the implementation of the plan. The costs of the plan will be paid with cash flows from the Company's operating activities See "Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Agreements." See also Note 15 to the Financial Statements.

     The agreement with Mr. Canterino provided for his resignation as of June 9, 1998. The Board of Directors has appointed Executive Vice President, Howard Pinsley, as interim President and Chief Operating Officer until the Board chooses a successor to Mr. Canterino. The Board has initiated a search to find a qualified successor to Mr. Canterino. The Board currently anticipates completing the search process by December 1, 1998. The Board further contemplates that it will fill the other vacated executive officer positions with the assistance of the new President and Chief Executive Officer.

New Accounting Pronouncements:

     In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statements that is displayed in equal prominence with the other financial statements.

     SFAS 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this Statement. The Company will comply with the reporting requirements of SFAS 130 beginning with the quarter ending September 30, 1998.

Other Matters

     An Employee Retirement Plan and Trust ("ESOP") was established for the eligible non-union employees of the Company and was effective as of July 1,1988. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8,400,000, and the Company contributed approximately $400,000 to the ESOP, which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock.

     Each year the Company makes contributions to the ESOP which are used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of June 30, 1998, there were 165,139 shares allocated to participants.
Dividends attributable to allocated shares were likewise allocated to the participants' accounts, whereas the dividends on unallocated shares were used as part of the loan repayment, thus reducing the Company's required contribution.

     The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest through June 30, 2004. Interest is payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying balance sheets. In 1997 and 1996, 7,426 and 5,402 shares of the Company's common stock, respectively, were purchased from the ESOP, representing distributions taken by participants. There were no shares of the Company's common stock purchased from the ESOP in fiscal 1998.

Year 2000 Issues

     The Year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administration equipment or products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities.

     The Company has formed a team to address the Year 2000 issue that encompasses operating and administrative areas of the Company. The team has begun to identify and resolve significant Year 2000 issues in a timely manner. In addition, executive management monitors the status of the Company's Year 2000 remediation plans. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's manufacturing processes and products. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers. The Company has initiated communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Finally, with regard to products sold by the Company, the Company has determined that contingencies related to the Year 2000 Issue will not have a material adverse effect on the Company. Accordingly, the Company has not established a contingency plan and does not anticipate creating such a plan.

     The Company intends to use both internal and external resources to reprogram, or replace and test, the software it currently uses for Year 2000 modifications. The Company plans to substantially complete its Year 2000 assessment and remediation by January 31, 1999. The total project cost has not yet been determined. To date, the Company has not incurred any material costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 issues.

     The costs of the project and the date on which the Company plans to complete its Year 2000 assessment and remediation are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from management's estimates include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer codes, and similar uncertainties. Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues in a timely manner.

     With regard to its internal Year 2000 compliance program, the Company has completed approximately 75% of its review and, when necessary, remediation. With regard to its Year 2000 compliance program addressing the status of the Company's suppliers and customers, the Company has completed approximately 33% of its review.

Cautionary Statement for Purposes of the "Safe Harbor"
Provisions of the Private Securities Litigation Reform Act of 1995

     It should be noted that certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Item 8.        Financial Statements and Supplementary Data.


                INDEX TO FINANCIAL STATEMENTS


                                                             Page

Independent Auditors' Report                                  16

Balance Sheets at June 30, 1998 and 1997                      17

Statements of Earnings for the years ended June 30,
1998, 1997 and 1996                                           19

Statements of Changes in Stockholders' Equity for the
years ended June 30, 1998, 1997 and 1996                      20

Statements of Cash Flows for the years ended June 30,
1998, 1997 and 1996                                           21

Notes to Financial Statements                                 22

                  ESPEY MFG. & ELECTRONICS CORP.

                         Form 10-K

                  June 30, 1998, 1997 and 1996


           (With Independent Auditors' Report Thereon)


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP
Albany, New York
August 26, 1998

[CAPTION]


                          ESPEY MFG. & ELECTRONICS CORP.

                                Balance Sheets

                             June 30, 1998 and 1997



            Assets                                 1998           1997
Current assets:
        Cash                                    $  191,739      1,416,801
	Short-term investments, at cost
        (market value - $2,400,000 in 1998
        and $10,746,731 in 1997)                 2,400,000     10,706,782
        Total cash and short-term investments    2,591,739     12,123,583

        Investment securities (note 2)           7,235,749          -

	Trade accounts receivable, net of
        $3,000 allowance in 1998 and 1997        1,866,336      1,142,599
        Income tax refund receivable               270,408         -
        Other receivables                           18,642         21,231
                        Net receivables          2,155,386      1,163,830

	Inventories:
                Raw materials and supplies         558,951        449,416
                Work in process                  2,905,269      3,225,657
		Costs relating to contracts
                in process (notes 3 and 4)       5,324,491      4,526,802
                        Net inventories          8,788,711      8,201,875

        Deferred income taxes (note 8)             348,514        137,758
	Prepaid expenses and other
         current assets                            189,559        192,853
                        Total current assets    21,309,658     21,819,899

Deferred income taxes (note 8)                      80,793         74,671

Property, plant and equipment, at cost
 (note 5)                                       12,344,139     12,043,850
        Less accumulated depreciation           (9,160,482)    (8,738,469)
         Net property, plant and equipment       3,183,657      3,305,381
                                             $  24,574,108     25,199,951

                                                                 (Continued)
                               - 17 -


[CAPTION]

                   ESPEY MFG. & ELECTRONICS CORP.

                    Balance Sheets, Continued

                     June 30, 1998 and 1997




        Liabilities and Stockholders' Equity           1998            1997

Current liabilities:
 Accounts payable                                 $   207,886         245,803
	Accrued expenses:
		Salaries, wages and commissions (note 15)           583,058         107,640
  Employee insurance costs                             37,472          40,573
  Other                                                12,204           8,994
	 Payroll and other taxes withheld and accrued         43,360          47,564
  Income taxes payable                                   -            148,606
                Total current liabilities             883,980         599,180

Stockholders' equity:
	Common stock, par value $.33-1/3
        per share(note 11)
        Authorized 2,250,000 shares; issued
         1,514,937 shares in 1998 and 1997            504,979         504,979
        Capital in excess of par value             10,496,287      10,496,287
	Net unrealized gain on available-for
        -sale investment securities, net of
         $3,740 of income tax                           7,260           -
        Retained earnings                          22,671,840      24,148,405
                                                   33,680,366      35,149,671
	Less:
           Common stock subscribed (note 12)       (3,351,974)     (3,910,636)
           Cost of 403,717 shares of common
            stock in treasury in 1998 and 1997     (6,638,264)     (6,638,264)
                   Total stockholders' equity      23,690,128      24,600,771

Commitments (note 14)

                                                $  24,574,108      25,199,951



See accompanying notes to financial statements.



                    ESPEY MFG. & ELECTRONICS CORP.

                      Statements of Earnings

              Years ended June 30, 1998, 1997 and 1996




                                       1998         1997           1996
 Net sales                         $ 10,793,572    15,166,075    16,800,200
 Cost of sales                       10,107,619    13,015,436    14,973,018
        Gross profit                    685,953     2,150,639     1,827,182

 Selling, general and
 administrative expenses              1,957,116     1,808,462     1,617,956
 Unusual costs (note 15)                479,500         -             -
    Operating income (loss)          (1,750,663)      342,177       209,226

 Other income:
    Interest income                     553,540       514,822       556,565
    Sundry income                        42,151        10,224        18,441
                                        595,691       525,046       575,006

     Earnings (loss) before
      income taxes                   (1,154,972)      867,223       784,232

 Provision (benefit) for
  income taxes (note 8)                (415,370)      304,095       261,495

        Net earnings (loss)        $   (739,602)      563,128       522,737

 Earnings per common share
  (note 9):
    Net earnings (loss) per
     common share - basic          $     (.67)          .51           .41

  See accompanying notes to financial statements.

                             - 19 -


                         ESPEY MFG. & ELECTRONICS CORP.

                 Statements of Changes in Stockholders' Equity

                   Years ended June 30, 1998, 1997 and 1996



             			                                       Net unrealized
			                                                      gain on
		                                            Capital	available-for-sale	  	    Common		                Total
                                    	Common	 in excess	 investment   Retained   stock      Treasurystockholders'
	                                    stock	 of par value	securities	 earnings 	 subscribed	  stock      equity
Balance at June 30, 1995		         $ 504,979		 10,496,287	  	-    	24,678,208	(5,027,962)(2,825,892)27,825,620

Dividends paid on common
stock $.70 per share	                 	-         		-       		-    	  	(937,119)		  -       		-         (937,119)
Net earnings - 1996			                 -         		-       		-        	522,737		   -       		-       	  522,737
Tax effect of dividends on
 unallocated ESOP shares (note 8)	    	-      	   	-       		-          52,574		   -       		-       		  52,574
Purchase of treasury stock
 (224,802 shares)                    		-         		-       		-           		-      	-     (3,696,340)(3,696,340)
Reduction of common stock
  subscribed	                          -         		-     	  	-          		 -     558,663		   -         558,663

Balance at June 30, 1996	           	504,979	 	10,496,287  		-    	24,316,400 (4,469,299)(6,522,232)24,326,135

Dividends paid on common
 stock $.70 per share	                	-         		-       		-  	    (777,855)		   -       		-        (777,855)
Net earnings - 1997			                 -         		-        	-       	563,128		    -       		-       	 563,128
Tax effect of dividends on
 unallocated ESOP shares
 (note 8)                            		-      	   	-       		-       		46,732		    -       		-       		 46,732
Purchase of treasury stock
 (7,426 shares)                      		-         		-     	  	-           		-       -     		(116,032)		(116,032)
Reduction of common
 stock subscribed	                    	-         		-     	  	-    		       -     558,663	   	-       	 558,663

Balance at June 30, 1997          		504,979	  	10,496,287  		-  	  	24,148,405(3,910,636)(6,638,264)24,600,771

Dividends paid on common
 stock $.70 per share                		-         		-       		-   	    (777,854)	   -      		 -      		(777,854)
Net loss - 1998			                    	-         		-       		-  		    (739,602)		  -      		 -      		(739,602)
Tax effect of dividends on
 unallocated ESOP shares
 (note 8)                            		-      	   	-       		-        		40,891		   -      		 -      		  40,891
Change in unrealized gain
 on available-for-sale
 securities, net of tax		            		-         		-       		7,260		       -      	-     		  -      		   7,260
Reduction of common stock
 subscribed                          		-         		-         	-          		-     558,662	    -      		 558,662

Balance at June 30, 1998       	$ 	504,979	  	10,496,287	   	7,260	 22,671,840(3,351,974)(6,638,264)23,690,128


See accompanying notes to financial statements.

                                            - 20 -



                              ESPEY MFG. & ELECTRONICS CORP.

                               Statements of Cash Flows

                         Years ended June 30, 1998, 1997 and 1996



                                            	1998	         1997	            1996

Cash flows from operating activities:
	Net earnings (loss)                      	$ 	(739,602)	    	563,128	       	522,737
	Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
			Tax effect of dividends on unallocated
   ESOP shares                                		40,891	      	46,732	         52,574
			Depreciation	                              	422,013     		488,617	   	    503,160
			Gain on sale of marketable investment
   securities		                                    -           	-        		   (5,796)
			Deferred income tax benefit	              	(220,618)   		(202,545)     		(116,496)
			Change in assets and liabilities:
				Decrease (increase) in trade accounts
      receivable and other receivables,
      net	                                   	(721,148)    		410,751   		    371,824
				Decrease (increase) in inventories,
      net	                                   	(586,836)  		2,831,471      		(785,021)
				Decrease (increase) in income tax
      refund receivable	                     	(270,408)      		-           		410,467
				Decrease in prepaid expenses and
      other current assets	                     	3,294	      	79,955       		112,225
			 Increase (decrease) in accounts
      payable	                                	(37,9170)    		87,172	      	(438,192)
			 Increase (decrease) in accrued
      salaries, wages and commissions        		475,418      		(8,711)		       12,082
			 Increase (decrease) in accrued
      employee insurance costs	                	(3,101)    		(14,166)       		 4,446
			 Increase (decrease) in other accrued
      expenses		                                 3,210	      	(8,446)        		2,852
			 Increase (decrease) in payroll and
      other taxes withheld and accrued	        	(4,204)   		(109,326)	  	     15,377
			 Increase (decrease) in income taxes
      payable	                               	(148,606)     		28,749	     	  119,857
				Net cash provided by (used in)
      operating activities	                	(1,787,614)  		4,193,381		       782,096

Cash flows from investing activities:
   	Proceeds from maturity of investment
     securities	                                 	-      		7,949,583		    10,454,464
	   Additions to property, plant and
     equipment                               	(300,289)    	(352,848)	     	(348,501)
	   Reduction of common stock subscribed		     558,662	     	558,663       		558,663
	   Proceeds from sale of investment
     securities		                                 -           		-       		 3,866,542
	       Purchases of investment securities		(7,224,749)	 	(4,928,388)		   (6,781,941)
	       Net cash provided by (used in)
          investing activities		            (6,966,376)	  	3,227,010     		7,749,227

Cash flows from financing activities:
   	Dividends on common stock		               (777,854)   		(777,855)		     (937,119)
	   Purchase of treasury stock                   	-       		(116,032)		   (3,696,340)
					Net cash used in financing activities	  	(777,854)	   	(893,887)		   (4,633,459)

Increase (decrease) in cash and short-term
    investments	                           	(9,531,844)  		6,526,504		     3,897,864
Cash and short-term investments,
    beginning of year	                      12,123,583	   	5,597,079     		1,699,215
Cash and short-term investments,
    end of year                          	$ 	2,591,739  		12,123,583     		5,597,079

Supplemental disclosures of cash flow information:
  	Income taxes paid (refund)	            $   	224,262     		431,160		      (204,907)


See accompanying notes to financial statements.

                                     - 21 -

                                 ESPEY MFG. & ELECTRONICS CORP.

                                 Notes to Financial Statements

                                 June 30, 1998, 1997 and 1996


(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

Espey Mfg. & Electronics Corp. (the Company) is a manufacturer of electronic equipment used primarily in military and industrial applications. The principal markets for the Company's products are companies that provide electronic support to both military and industrial applications.

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

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

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

(e)	Short-Term Investments and Cash Equivalents

All short-term investments, consisting of certificates of deposit, money market accounts, and U.S. Treasury bills, with maturities of three months or less, are considered cash equivalents for purposes of the statements of cash flows.

(f)	Investment Securities

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Investment securities at June 30, 1998 consist of U.S. Treasury securities and corporate equity securities. The Company classifies U.S. Treasury securities and corporate equity securities as available-for-sale.

Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses for securities classified as available-for-sale are included in earnings and are determined using the specific identification method. Interest income is recognized when earned.

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

(h)	Investment Tax Credits

Investment tax credits are accounted for as a reduction of income tax expense in the year taxes payable are reduced.

(2)	Marketable Investment Securities

Marketable investment securities at June 30, 1998, consist of U.S. Treasury bills and corporate equity securities, which are classified as available-for-sale securities, and recorded at market value. The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale securities by major security type at June 30, 1998 are as follows:

                                         		  Gross          	Gross
                                       		   Unrealized    	Unrealized
	                              Amortized  	   Holding      	Holding      Fair
	                                Cost      	  Gains        	Losses      Value
U.S. Treasury bills	         $ 	6,805,744		     -           		-        6,805,744
Corporate equity securities		     419,005	    	11,000	       	-        		430,005

                        					$ 	7,224,749	    	11,000       		-       	7,235,749

There were no sales or maturities of marketable investment securities classified as available-for-sale during 1998. The U.S. Treasury bills classified as available-for-sale at June 30, 1998 mature during 1999.


(3)	Inventories and Cost of Sales

Included in costs relating to contracts in process at June 30, 1998, 1997 and 1996 are costs of $310,724, $368,687, and $1,504,409, respectively, relative to contracts that may not be completed within the ensuing year. Under the unit-of-delivery method, the related sale and cost of sales will not be reflected in the statement of earnings until the units under contract are shipped.


(4)	Contracts in Process

Contracts in process at June 30, 1998 and 1997 are as follows:

                                           	1998                	1997
		Gross contract value                   	$ 	12,167,932	       	9,037,572

		Carrying value of contracts
   in process included in current assets 	$  	5,324,491	       	4,526,802


(5)	Property, Plant and Equipment

A summary of property, plant and equipment at June 30, 1998 and 1997 is as follows:

                                          		1998                 	1997
			Land                                	$    	50,000	             	50,000
			Buildings and improvements	            	3,863,413	          	3,863,413
			Machinery and equipment		               8,078,787          		7,807,631
			Furniture, fixtures and office
    equipment		                              351,939            		322,806
				                                    $	12,344,139         		12,043,850


The estimated useful lives of depreciable assets are as follows:

Buildings and improvements	                           	20 - 25 years
Machinery and equipment		                                   10 years
Furniture, fixtures and office equipment		                  10 years
Autos and trucks		5 years

(6)	Research and Development Costs

Research and development costs charged to operations during the years ended
June30, 1998, 1997 and 1996 were approximately $244,000, $223,000, and $205,000, respectively.

(7)	Pension Expense

Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions are based upon hours worked at a specified rate and amounted to $54,269 in 1998, $66,642 in 1997 and $79,282 in 1996.


(8)	Provision (Benefit) for Income Taxes

A summary of the components of the provision (benefit) for income taxes for the years ended June 30, 1998, 1997 and 1996 is as follows:


                                              	1998           	1997       	 1996
		Current tax expense (benefit) - Federal	  $ 	(195,179)	   	481,729	     366,108
		Current tax expense - State		                     427	     	24,911	      11,883
		Deferred tax benefit		                       (220,618)  		(202,545)	   (116,496)
				                                        $ 	(415,370)   		304,095	    	261,495

Total income tax expense (benefit) for the years ended June 30, 1998, 1997 and 1996 was allocated as follows:

                                             	1998                1997         1996
		Earnings (loss) from operations	           $ 	(415,370)      		304,095    261,495
		Stockholders' equity, for tax effect of:
			Dividends on unallocated ESOP shares	        	(40,891)	      	(46,732)  ( 52,574)
			Unrealized gain on available-for-sale
      securities	                                 	3,740	          	-           	-
			                                         	$ 	(452,521)       	257,363		   208,921

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with SFAS No. 109.

The combined U.S. Federal and state effective income tax rates of (36.0)%, 35.1% and 33.3% for 1998, 1997 and 1996, respectively, differed from the statutory U.S. Federal income tax rate for the following reasons:

                                                	1998        	1997         	1996
		U.S. statutory tax rate		                    (34.0)%	      	34.0%	      	34.0%
		Increase (reduction) in rate resulting
   from:
			    Dividends received deduction		             -          		(.3)		       (.3)
			    State franchise tax, net of
        Federal income tax benefit	            	(2.4)        		1.9		        1.0
			    Other	                                    	.4	          (.5) 	      (1.4)
		Effective tax rate	                         	(36.0)%	      	35.1% 	      33.3%

For the years ended June 30, 1998 and 1997 deferred income tax benefit of $220,618 and $202,545, respectively, result from the changes in temporary differences for the years. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 1998 and 1997 are presented below:

                                                	1998             	1997
Deferred tax assets:
	Inventory - differences in valuation
    methods                                  	$ 	169,521            		179,533
	Common stock subscribed - due to difference
    in interest recognition	                     471,882	             475,493
	Non-deductible accruals	                       	172,524                		-
	Other			                                         37,626                		-
Total gross deferred tax assets	                	851,553            		655,026

Deferred tax liabilities:
	Property, plant and equipment -
 principally due to differences in
 depreciation methods	                          	391,089	               	400,822
	Inventory - effect of uniform capitalization	   	27,417	                	41,775
	Unrealized gain on available-for-sale
  investment securities		                          3,740                  		-
Total gross deferred tax liabilities		           422,246	               	442,597

Net deferred tax asset                       	$ 	429,307               		212,429


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

Earnings per share information is based on the weighted average number of common shares outstanding during the respective periods. The weighted average number of shares used in the computation was 1,111,220 in 1998, 1,112,074 in 1997, and 1,269,467 in 1996.


(10)	Segment Reporting

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. Government and its agencies and certain industrial customers. Sales made to the U.S. Government and its agencies are primarily on a subcontract basis. Sales to three domestic customers accounted for 47.9%, 14.7% and 12.5%, respectively, of total sales in 1998. Sales to two domestic customers accounted for 19.9%, and 61.4%, respectively, of total sales in 1997. Sales to two domestic customers and one foreign customer accounted for 28.9%, 22.8% and 17.8%, respectively, of total sales in 1996.

Export sales in 1998 and 1997 were not significant. Export sales in 1996 aggregated approximately $3,073,000.


(11)	Stock Rights Plan

During 1989, the Company adopted a Shareholder Rights Plan which expires on March 31, 1999. Under this plan, common stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock outstanding as of or issued subsequent to April 14, 1989. Each right entitles the holder thereof to buy one-half share of common stock of the Company at an exercise price of $75 per share subject to adjustment. The rights are exercisable only if a person or group acquires beneficial ownership of 25% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in the offer or, together with all affiliates and associates thereof, being the beneficial owner of 30% or more of the Company's common stock.

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

In 1989, the Company established an Employee Stock Ownership Plan (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 in 1989 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Since inception of the Plan, the ESOP has sold or distributed 40,014 shares of the Company's common stock to pay benefits to participants. At June 30, 1998, the ESOP held a total of 291,210 shares of the Company's common stock, of which 165,139 shares were allocated to participants in the Plan.

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

Each year, the Company makes contributions to the ESOP which are used to make loan payments. With each loan payment, a portion of the common stock is allocated to participating employees. In 1998, the Company's required contribution of $1,039,605 was reduced by $102,959, which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $936,646 includes $455,704 classified as compensation expense. In 1997, the Company's required contribution of $1,039,605 was reduced by $117,667, which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $921,938 includes $440,996 classified as compensation expense. In 1996, the Company's required contribution of $1,039,605 was reduced by $132,376, which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $907,229 includes $426,287 classified as compensation expense. All shares purchased by the ESOP are considered to be outstanding for the earnings per share computation.

(13)	Financial Instruments/Concentration of Credit Risk

The carrying amounts of financial instruments, including cash, short-term investments, investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 1998 and 1997 because of the relatively short maturities of these instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and short-term investments and accounts receivable. The Company maintains cash and short-term investments with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in note 10, a significant portion of the Company's sales are made to the U.S. Government and its agencies and certain industrial customers. The related accounts receivable balance represented 76.2% and 66.7% of the Company's total trade accounts receivable balance at June 30, 1998 and 1997, respectively.

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

The Company under an operating lease agreement rents a sales office in Great Neck, New York. This lease, which expires on September 9, 2001, requires future minimum lease payments of $26,412 payable as follows:

Year ending June 30,
		1999	                                   $ 	12,190
		2000		                                     12,190
		2001		                                      2,032
		2002		                                        -
		2003		                                        -
				                                      $ 	26,412

Rent expense for the years ended June 30, 1998, 1997 and 1996 was $12,398, $14,156, and $22,624, respectively.

(15)	Unusual Costs

During 1998 the Company implemented a management succession plan that involves agreements with five members of management. These agreements require the Company to pay certain amounts for a period of approximately two years after the employees' resignations from the Company in exchange for the employees' agreements to be available to the Company on an as-needed basis. Since there is no minimum service required by the agreements, the Company accrued for these payments on the effective date of the plan as the employees are eligible for the benefit at that date. At June 30, 1998, $479,500 has been accrued to record the future payments relating to these agreements.


(16)	Quarterly Financial Information (Unaudited)

                             		First     	Second	     Third	      Fourth
		                             Quarter   	Quarter    	Quarter    	Quarter
1998:

Net sales	                 	$ 	2,503,584	 	3,549,697	  	2,240,347		2,499,944
Gross profit		                   428,603	   	401,300	   	(457,608)	 	313,658
Net earnings (loss)		             45,009	    	24,955   		(507,426)	 (302,140)

Net earnings (loss)
  per share-basic            	$ 	.04         		.02	        	(.46)	   	(.27)

1997:

Net sales	                	$ 	4,586,892	 	4,066,386	   	3,805,569		2,707,228
Gross profit	                  	698,018	   	729,221	     	544,037	  	179,363
Net earnings (loss)		           228,719	   	244,126	     	127,370	  	(37,087)

Net earnings (loss)
 per share-basic            	$ 	.21	          	.21         		.12	    (.03)

1996:

Net sales	               	$ 	4,000,805  		4,434,896   		4,352,275		4,012,224
Gross profit		                 404,675    		486,916	     	533,557	  	402,034
Net earnings	                  	98,440    		125,906	     	169,479	  	128,912

Net earnings per
 share-basic              		$ 	.07          		.09          		.13	    	.12

Financial information for the fourth quarter of 1997 reflects a pre-tax write off of approximately $385,000 related to inventory for which the Company expected to receive orders during the year. In the fourth quarter of 1997, management's assessment of this inventory resulted in the aforementioned write-off as previously anticipated orders did not materialize.

                          PART III

Item 10.  Directors and Executive Officers of the Registrant.

Identification of Directors

               Date Present Term        Other Positions
               Expires and Period       and Offices Held
Name           Served as Director       With Registrant          Age

Joseph Canterino    Annual Meeting in        None                73
                    December 1998
                    Director since
                    December 11, 1992

Paul J. Corr        Annual Meeting in        None                54
                    December 1999
                    Director since
                    April 3, 1992

William P. Greene   Annual Meeting in        None                68
                    December 1998
                    Director since
                    April 3, 1992

Barry Pinsley       Annual Meeting in        None                56
                    December 1999
                    Director since
                    March 25, 1994

Howard Pinsley      Annual Meeting in      President and Chief   58
                    December 2000          Operating Officer
                    Director since
                    December 11, 1992

Sol Pinsley         Annual Meeting in      Chairman of           85
                    December 2000          the Board
                    Director since 1950

                                             (continued)
                          - 31 -

                    Date Present Term       Other Positions
                    Expires and Period      and Offices Held
Name                Served as Director      With Registrant       Age

Seymour Saslow      Annual Meeting in       Senior Vice President  77
                    December 1998
                    Director since
                    December 11, 1992

Michael W. Wool     Annual Meeting in                None          52
                    December 1999
                    Director since 1990

Identification of Executive Officers

                     Positions and
                     Offices Held             Period Served As
Name                 With Company             Executive Officer           Age

Howard Pinsley       President and            Served as Vice President-    58
                     Chief Operating          Special Power Supplies
                     Officer                  from April 3, 1992 until
                                              being elected as Executive
                                              Vice President on December
                                              6, 1997.  Elected to present
                                              office on June 9, 1998

Seymour Saslow       Senior Vice President    Served as Vice               77
                     and Director             President from April 3,
                                              1992 until being elected
                                              to present position on
                                              December 6, 1997

John J. Pompay, Jr.  Vice President-          Since December 6, 1996       63
                     Marketing and Sales

Herbert Potoker      Treasurer and Principal  Since September 10,          69
                     Financial Officer        1993

Garry M. Jones       Assistant Treasurer      Since August 4, 1988;        58
                     and Principal Accounting Principal Financial
                     Officer                  Officer from August 4,
                                              1988 to September 10,
                                              1993

Reita Wojtowecz      Secretary                Since June 27, 1994          69

     The terms of office of Mr. Howard Pinsley and Mr. Garry M. Jones are until the next annual meeting of the Board of Directors unless successors are sooner appointed by the Board of Directors. The terms of office of Mr. Saslow, Mr. Potoker, Mr. Pompay and Ms. Wotjowecz are subject to the provisions of agreements between each officer and the Company. See "Executive Compensation-Employment Contracts and Termination of Employment and Change in Control Agreements."

Family Relationships

     Sol Pinsley is the father of Barry Pinsley and uncle of Howard Pinsley. Barry Pinsley and Howard Pinsley are cousins. Howard Pinsley and Herbert Potoker are cousins.

Business Experience of Directors and Officers

     Joseph Canterino is former President and Chief Executive Officer, an office the held from August 1, 1996 to June 9, 1998. Prior to that Mr. Canterino served as Vice President-Manufacturing since April 3, 1992 and Plant Manager for more than five years prior to being elected Vice President-Manufacturing.

     Paul J. Corr is a Certified Public Accountant and currently a consultant to the Latham, New York accounting firm of Richter & Company. Mr. Corr was a partner of the accounting firm of Corr & Company from 1982 to 1993. Since 1981 to date, Mr. Corr has been professor of Business at Skidmore College in Saratoga Springs, New York. Mr. Corr currently holds the position of Associate Professor.

     William P. Greene has been employed as Vice President of Operations for National Library of Music since August, 1997. Prior to his present position, Mr. Greene was employed as Vice President of Operations for Bulk Materials International Co., Newton, Connecticut from 1994 to August, 1997. From 1991 to 1994, Mr. Greene was Associate Professor of Finance and International Business at Pennsylvania State University, Kutztown, Pennsylvania. From 1985 to 1990, he was Associate Dean at the School of Business, United States International University in San Diego, California. From 1982 to 1985, he was Chairman, Department of Business, Skidmore College, Saratoga Springs, New York. Prior to that time, he had been employed as an officer with several financial institutions.

     Garry M. Jones for more than the past five years has been employed by the Company on a full-time basis as Senior Accountant prior to being elected Assistant Treasurer and Principal Financial and Accounting Officer on August 4, 1988.

     Barry Pinsley is a Certified Public Accountant who for five years acted as a consultant to the Company prior to his election as a Vice President-Special Projects on March 25, 1994. On December 6, 1997, Mr. Pinsley was elected to the position of Vice President-Investor Relations and Human Resources, from which he resigned on June 9, 1998. Mr. Pinsley has been a practicing Certified Public Accountant in Saratoga Springs, New York since 1975.

     Howard Pinsley for more than the past five years has been employed by the Company on a full-time basis as Program Director prior to being elected Vice President-Special Power Supplies on April 3, 1992. On December 6, 1996, Mr. Pinsley was elected to the position of Executive Vice President. He was subsequently elected to the positions of President and Chief Operating Officer on June 9, 1998.

     Sol Pinsley had been for more than the past five years employed on a full-time basis as the President and Chief Executive Officer of the Company. Mr. Pinsley retired from these positions effective August 1, 1996. He has remained with the Company as Chairman of the Board.

     Herbert Potoker for more than the past five years has been employed by the Company on a full-time basis in a senior financial management position prior to being elected Treasurer and Principal Financial Officer on September 10, 1993. Mr. Potoker previously had been the Treasurer and Principal Financial and Accounting Officer of the Company until August 4, 1988.

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

Legal Proceedings

     None of the directors or executive officers of the Company were involved during the past five years in any legal proceedings specified under Item 401(f) of Regulation S-K.

Item 11.  Executive Compensation.

Executive Compensation Table

     The following table summarizes the annual compensation for each of the fiscal years ended June 30, 1998, June 30, 1997 and June 30, 1996 received by the Company's Chief Executive Officer, the other five highest paid executive officers of the Company who were such as of June 30, 1997, and Sol Pinsley, for whom disclosure would have been required but for the fact Mr. Pinsley resigned as President and Chief Executive Officer in August, 1996:

                 SUMMARY COMPENSATION TABLE

Name and                 Fiscal         Annual                  All Other
Principal Position       Year           Salary       Bonus      Compensation(1)
Sol Pinsley (2)          1998          $155,650      $   0       $13,092
Chairman of              1997          $156,670      $25,000     $14,969
the Board                1996          $193,900      $25,000     $14,129

Seymour Saslow           1998          $119,625      $25,000      $15,024
Senior Vice President    1997          $117,075      $25,000      $15,353
                         1996          $112,900      $25,000      $15,063

Joseph Canterino (3)     1998          $149,600      $25,000      $15,803
Former President and     1997          $133,880      $25,000      $16,536
Chief Executive          1996          $103,180      $25,000      $15,819
Officer

Howard Pinsley  (4)      1998          $120,125      $25,000      $15,961
Executive Vice           1997          $109,600      $25,000      $16,455
President                1996          $ 93,350      $20,000      $15,567

Herbert Potoker          1998          $113,226      $25,000      $12,314
Treasurer and            1997          $109,855      $25,000      $13,289
Principal Financial      1996          $107,680      $25,000      $11,892
Officer

Barry Pinsley (3)        1998          $ 85,050      $12,000      $12,710
Former Vice              1997          $ 85,050      $12,000      $13,338
President-Investor       1996          $ 84,675      $10,000      $12,389
Relations and
Human Resources

John J. Pompay, Jr.      1998          $176,297      $   0        $12,314
Vice President-Sales     1997          $172,963(3)   $   0        $13,289


[FN]

(1) Represents (a) the cash and market value of the shares allocated for the respective fiscal years under the Company's ESOP to the extent to which each named executive officer is vested, and (b) directors' fees except for Mr.
Potoker and Mr. Pompay.

(2) Effective August 1, 1996, Mr. Pinsley retired from the position of President and Chief Executive Officer. In accordance with the terms of his Employment Agreement, Mr. Pinsley has remained as Chairman of the Board and as a non-executive officer of the Company at a reduced salary. See "Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Agreements."

(3) Represents wages as both an executive officer and non-executive officer during fiscal year ending June 30, 1998. Mr. Canterino resigned from the office of President and Chief Executive Officer and Mr. Barry Pinsley resigned as Vice-President of Investor Relations and Human Resources on June 9, 1998.

(4) Represents wages of $108,750 and $11,375 as Executive Vice President and President and Chief Operating
Officer respectively.  Mr. Howard Pinsley was elected
President and Chief Operating Officer on June 9, 1998.



Insurance

     The executive officers of the Company are covered under group life and medical and health plans which do not discriminate in favor of the officers or directors of the Company and which are available generally to all salaried employees.

     The Company maintains insurance coverage, as authorized by Section 727 of the New York Business Corporation Law, providing for (a) reimbursement of the Company for payments it makes to indemnify officers and directors of the Company, and (b) payment on behalf of officers and directors of the Company for losses, costs and expenses incurred by them in any actions.

Employee Retirement Plan and Trust

     Under the Company's ESOP, approved by the Board of Directors on June 2, 1989, effective July 1, 1988, all non-union employees of the Company, including the Company's executive and non-executive officers, five of whom, Sol Pinsley, Seymour Saslow, Joseph Canterino, Barry Pinsley and Howard Pinsley are also directors of the Company, are eligible to participate. The ESOP is a non-contributory plan which is designed to invest primarily in shares of common stock of the Company. Reference is made to, and there is incorporated by reference, the description of the ESOP, its implementation and pertinent documents attached as exhibits in the Company's Form 8-K dated June 16, 1989, filed with the Commission on June 20, 1989, and to the amendments thereto filed as an Exhibit to the 10-K Report for the fiscal year ended June 30, 1991. Certain technical amendments not considered material were adopted during the year effective as of June 30, 1994.

     Of the 150,989 shares of common stock of the Company allocated to participants of the ESOP as of June 30, 1998, 1,169.71 shares were allocated to Sol Pinsley, 5,474.71 shares were allocated to each of Joseph Canterino, Herbert Potoker and John J. Pompay, Jr., 5,155.73 shares were allocated to Howard Pinsley, 5,123.71 shares were allocated to Seymour Saslow and 2,036.40 shares were allocated to Barry Pinsley.

Compensation of Directors

     The Company's standard arrangement compensates each director of the Company a fee in the amount of $500 for each meeting of the Board of Directors attended by such director. No amount in excess of such fee per meeting of the Board of Directors was paid to any director during the last fiscal year for services as a director. Each member of the Audit Committee is compensated in the amount of $500 for each Committee meeting attended. Paul J. Corr was paid $6,468.24 for additional services in connection with his duties as a director for the fiscal year ended June 30, 1998.

Employment Contracts and Termination of Employment and
Change in Control Agreements

     There has been in effect, since July 1, 1973, a full-time employment contract with Sol Pinsley, who was President, Chief Executive Officer and a director of the Company until August 1, 1996. The most recent employment contract was entered into by the Company with Mr. Pinsley on June 12, 1995 pursuant to prior authorization given by the Board of Directors on March 24, 1995. This employment contract, which was approved and ratified by the Board of Directors on June 17, 1995, is dated and effective as of January 1, 1995 for a term expiring December 31, 1998, and covers Mr. Pinsley's employment as President (or Chairman of the Board) and Chief Executive Officer and also as a non-executive officer employee should Mr. Pinsley elect to become a non-executive officer employee. The agreement provided a minimum base annual compensation of $182,000 for each calendar year commencing 1995 and the Board of Directors in its discretion may increase such compensation for any calendar year and/or award Mr. Pinsley a bonus for any calendar year. The foregoing compensation is to be reduced by $40,000 per annum in the event Mr. Pinsley elects to become a non-executive officer employee. The employment agreement further provides that in the event of his disability the foregoing compensation shall continue to be paid to Mr. Pinsley until the expiration date of the agreement, and, in the event of his death, such compensation shall be paid to his estate until the expiration date of the agreement or 187 days after his death, whichever is later. The agreement provides for (i) a restrictive covenant of non-competition by Mr. Pinsley, and (ii) his covenant not to divulge or use, other than for the registrant, confidential information concerning the registrant during and for 18 months after the expiration date of the agreement.

     Effective August 1, 1996, Mr. Pinsley retired from the positions of President and Chief Executive Officer. In accordance with the terms of the above agreement, Mr. Pinsley has remained as Chairman of the Board and as a non-executive officer of the Company at a reduced salary.

     The Company has entered into an employment contract with John J. Pompay Jr. in connection with his duties as Vice President-Marketing and Sales. The contract is dated and effective as of December 6, 1996 and terminates on December 31, 1998. The contract provides for a minimum base annual salary of $10,400 plus commissions at the rate of 3% on all payments received by the Company against Mr. Pompay's open orders as of the date of the contract and those orders booked up to and including December 31, 1996, and 1% on all payments received against orders booked by the Company between January 1, 1997 and December 31, 1998. The contract further provides that if Mr. Pompay's employment is terminated by the Company prior to the expiration date, other than for cause, he will continue to receive his full salary for one year after the termination date and the Company will pay him commissions on all orders received during the year after termination whenever shipped and paid. The contract also provides for a restrictive covenant of non-competition by Mr. Pompay for a period of two years upon termination for cause or termination of the contract by Mr. Pompay.

     As part of a management succession plan as implemented by the Board of Directors in June 1998, the Company has entered into agreements with the following named executive officers: Joseph Canterino, Barry Pinsley, Seymour Saslow and Herbert Potoker. The contracts provide for the resignation of the above officers from their positions as executive officers and for them to be compensated in accordance with their respective agreements. The effective date of the resignations of Mr. Canterino and Mr. Barry Pinsley as executive officers was June 9, 1998. The effective dates of the resignations of Mr. Saslow and Mr. Potoker as executive officers are January 1, 2000 and January 1, 1999, respectively. The compensation to be paid under the agreements is $1,000 per week for Messrs. Canterino, Saslow and Potoker and $500 per week for Mr. Pinsley during such two year period. In the event of a named executive officer's death, the Company is obligated to continue the payments as scheduled under the terms of the agreements.

     All of the named executive officers' contracts contain a restrictive covenant regarding non-competition with the Company during the term of the agreement and for a period of five years after the termination of the agreement and an agreement regarding the treatment of confidential information.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

     The following information is furnished as of September 23, 1998 (unless otherwise indicated) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

                                             Amount and
                                             Nature of
Title of            Name and Address         Beneficial           Percent of
Class               of Beneficial Owner      Ownership            Class
Common Stock        Sol Pinsley              73,261.00 -Direct      6.7350%
$.33-1/3 p.v.       P.O. Box 422              1,169.71 -Indirect(1)
                    Saratoga Springs,
                    NY  12866


                                             Amount and
                                             Nature of
Title of            Name and Address         Beneficial             Percent of
Class               of Beneficial Owner      Ownership               Class

   "                Dimensional Fund          74,400.00 -Direct(2)  6.7332%
                    Advisors Inc.
                    1299 Ocean Avenue
                    11th Floor
                    Santa Monica,
                    CA  90401

   "                Franklin Resources, Inc. 108,000.00 -Direct(3)  9.7740%
                    777 Mariners Island
                    Blvd., P.O. Box 7777
                    San Mateo,
                    CA 94403-7777

Common Stock        The Adirondack Trust     277,061.00 -Direct(4) 25.0739%
$.33-1/3 p.v.       Company, as Trustee of
                    the Company's Employee
                    Retirement Plan and Trust
                    473 Broadway
                    Saratoga Springs,
                    NY  12866

[FN]

(1) Does not include 4,200 shares of common stock of the Company owned by the testamentary trust of the deceased spouse of Sol Pinsley, Ruth Pinsley, beneficial ownership of which is disclaimed by Mr. Pinsley. The shares listed as indirectly owned by Sol Pinsley are the shares allocated to him as of June 30, 1998 as a participant in the Company's ESOP. Mr. Pinsley has the right under the ESOP to direct the manner in which such shares allocated to him are to be voted by the ESOP Trustee.

(2) The information as to the number of shares of common stock of the Company that may be deemed beneficially owned by Dimensional Fund Advisors Inc. ("Dimensional") is from the Schedule 13G dated February 5, 1997 filed with the Securities and Exchange Commission (the "SEC"). Dimensional, a registered investment advisor, is deemed to have beneficial ownership of 74,400 shares of Espey Mfg. & Electronics Corp. stock as of December 31, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. Dimensional reported sole voting power with respect to 49,500 shares.

(3) The information as to the number of shares of common stock of the Company that may be deemed beneficially owned by Franklin Resources, Inc. ("Franklin") is from the Schedule 13G, dated January 16,1998 filed with the SEC. The Franklin statement indicated that Franklin's investment advisory subsidiary, Franklin Advisory Services, Inc.("Franklin Advisory") has sole voting and dispositive power with respect to all of the shares of common stock shown in the table above for Franklin. The Franklin statement indicates that the common stock set forth in the table is beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect Franklin investment advisory subsidiaries, including Franklin Advisory. The statement also indicated that it filed the Schedule 13G on behalf of itself, Franklin Advisory, and Franklin's principal shareholders, Charles B. Johnson and

Rupert H. Johnson, Jr.(the "Principal Shareholders"), all of which are deemed beneficial owners of the shares of common stock shown in the above table for Franklin. Franklin, the Principal Shareholders and Franklin Advisory disclaim any economic interest or beneficial ownership in any of the common stock shown in the table for Franklin.

(4) This information is from the Form 4 dated September 8, 1998, filed with the SEC by the Trustee on behalf of the Company's ESOP. The ESOP Trustee has sole voting power with respect to unallocated common shares owned by the Trust, 126,072 shares as of August 28, 1998, as directed by the Plan Administrator appointed by the Company's Board of Directors. As to the common shares allocated to participants, 150,989 shares as of August 28, 1998, the ESOP Trustee has the power to vote such shares as directed by such Plan Administrator to the extent the participants do not direct the manner in which such shares are to be voted.

Security Ownership of Management

        The following information is furnished as of September 19, 1998 (unless otherwise indicated), as to each class of equity securities of the Company beneficially owned by all the Directors and by Directors and Officers of the Company as a Group:

                                          Amount and
                                          Nature of
Title of            Name of               Beneficial                Percent of
Class               Beneficial Owner      Ownership                 Class
Common Stock
$.33-1/3 p.v.       Paul J. Corr          500.00  -Direct            .0452%

   "                William P. Greene     100.00  -Direct            .0090%

   "                Michael W. Wool       100.00  -Direct            .0090%

   "                Sol Pinsley           73,261.00 -Direct          6.7350%
                                          1,169.71 -Indirect(1)(2)


                                                                 (continued)

                                    - 40 -


                                            Amount and
                                            Nature of
Title of            Name of                 Beneficial              Percent of
Class               Beneficial Owner        Ownership               Class
Common Stock        Seymour Saslow          351.00   -Direct          .4595%
$.33-1/3 p.v.                               5,123.71 -Indirect(2)

   "                Joseph Canterino        7, 500.00 -Direct         1.1740%
                                            5,474.71 -Indirect(2)

   "                John J. Pompay, Jr.     5,474.71 -Indirect(2)     .4954%

   "                Howard Pinsley          41,134.00 -Direct         4.189%
                                            5,155.73 -Indirect(2)

   "                Barry Pinsley           2,100.00 -Direct          .7544%
                                            6,236.40 -Indirect
                                                      (2)(3)(4)

   "                Herbert Potoker         6,490.00 -Direct          1.0828%
                                            5,474.71 -Indirect
                                                      (2)(5)

   "               Garry M. Jones           2,581.88 -Indirect(2)     .23365%

   "               Reita Wojtowecz          1,769.30 -Indirect(2)     .16012%

   "               Officers and Directors   131,536.00 -Direct        15.3846%
                   as a Group               38,460.86 -Indirect(6)

_____________

(1) Excludes 4,200 shares owned by a testamentary trust of Ruth Pinsley, the deceased spouse of Sol Pinsley. Beneficial ownership of the shares owned by the trust is disclaimed by Mr. Pinsley.

(2) Shares allocated to named officer as of June 30, 1998 as a participant in the Company's ESOP. Each such person has the right to direct the manner in which such shares allocated to him or her are to be voted by the ESOP Trustee.

(3) Excludes 1,300 shares owned by Barry Pinsley's spouse, as to which beneficial ownership is disclaimed by Mr. Pinsley.

(4) Includes 4,200 shares owned by a testamentary trust of Ruth Pinsley, the deceased spouse of Sol Pinsley. As trustee of the trust, Barry Pinsley is deemed the beneficial owner, as defined in Rule 13d-3, of the shares held by the trust.

(5) Includes 300 shares owned by Herbert Potoker's spouse, as to which beneficial ownership is disclaimed by Mr. Potoker.

(6) Shares allocated to all officers as a group as of June 30, 1998 who participate in the Company's ESOP. Each such person has the right to direct the manner in which such shares allocated to him or her are to be voted by the ESOP Trustee.

     There are no arrangements known to the Company the operation of which may at a subsequent date result in change of control of the Company.

Item 13.  Certain Relationships and Related Transactions.

     For the fiscal year ended June 30, 1998, Christopher Canterino, who is a full time employee of the Company and the son of Joseph Canterino, who, prior to his resignation on June 9, 1998, was President and Chief Executive Officer of the Company, received compensation as such employee of $87,100.00, as well as an ESOP allocation of Company Stock and dividends thereon totaling $9,958.96.

     As previously reported, the Company established and sold to the ESOP Trust on June 5, 1989, 331,224 shares of the Company's treasury stock at a price of $26.50 per share, which purchase price was funded by the Company making a cash contribution and loan. Each year, the Company makes contributions to the ESOP which are used to make loan interest and principal payments to the Company.
With each such payment, a portion of the common stock held by the ESOP is allocated to participating employees. As of June 30, 1998, there were 165,138.84 shares allocated to participants. The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Officers of the Company, including five (Sol Pinsley, Seymour Saslow, Joseph Canterino, Howard Pinsley and Barry Pinsley) who are also directors, are eligible to participate in the ESOP and to have shares and cash allocated to their accounts and distributed to them in accordance with the terms of the ESOP.

     The Company paid the law firm of Langrock, Sperry & Wool, of which Michael
W. Wool, a director of the Company, is a partner, a total of $42,000 for legal services during the fiscal year ended June 30, 1998. The Company believes the services provided to it by Langrock, Sperry & Wool were provided to it at a cost comparable to that which the Company would have been required to pay for comparable services from an unaffiliated third party.

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) 1.   Financial Statements

          Included in Part II of this report:

               Independent Auditors' Report

               Balance Sheets at June 30, 1998 and 1997

               Statements of Earnings for the years ended
               June 30, 1998, 1997 and 1996

               Statements of Changes in Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996

               Statements of Cash Flows for the years ended
               June 30, 1998, 1997 and 1996

               Notes to Financial Statements

     2.   Financial Statement Schedules

          Included in Part IV of this report:                           Page

               Schedule II - Valuation and Qualifying Accounts           47

          Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.   Exhibits
                                                                        Page

          10.1 Agreement between the Company and Joseph                  49
               Canterino, dated June 9, 1998

          10.2 Agreement between the Company and Barry                   53
               Pinsley, dated June 30, 1998

          10.3 Agreement between the Company and Seymour                 57
               Saslow, dated August 21, 1998

          10.4 Agreement between the Company and Herbert                 61
               Potoker, dated June 30, 1998

          10.5 Agreement between the Company and Reita                   65
               Wojtowecz, dated June 30, 1998

          11.1 Statement re: Computation of Per Share Earnings           69

          27   Financial Data Schedule                                    N/A

(b)  Reports on Form 8-K

     On June 15, 1998, the Company filed a Current Report on Form 8-K reporting the resignations of Joseph Canterino from the positions of President and Chief Executive Officer and Barry Pinsley from the position of Vice President - Investor Relations and Human Resources.

                     S I G N A T U R E S


     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ESPEY MFG. & ELECTRONICS CORP.



                              /s/ Howard Pinsley
                                   Howard Pinsley, President and
                                   Chief Operating Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         President
                         (Principal Executive Officer)
/s/Howard Pinsley        September 28, 1998
Howard Pinsley

                         Treasurer
                         (Principal Financial Officer)
/s/ Herbert Potoker      September 28, 1998
Herbert Potoker

                         Assistant Treasurer
                         (Principal Accounting Officer)
/s/ Garry M. Jones       September 28, 1998
Garry M. Jones


                         (signatures continued)

                         Vice President and Director
/s/ Barry Pinsley        September 28, 1998
Barry Pinsley

                         Chairman of the Board and Director
/s/ Sol Pinsley          September 28, 1998
Sol Pinsley

                         Vice President and Director
/s/ Seymour Saslow       September 28, 1998
Seymour Saslow

                         Director
/s/ Joseph Canterino     September 28, 1998
Joseph Canterino

                         Director
/s/ Michael W. Wool      September 28, 1998
Michael W. Wool

                         Director
/s/ Paul J. Corr         September 28, 1998
Paul J. Corr

                         Director
/s/ William P. Greene    September 28, 1998
William P. Greene

                         SCHEDULE II

               ESPEY MFG. & ELECTRONICS CORP.

              Valuation and Qualifying Accounts

          Years ended June 30, 1998, 1997 and 1996

                          Balance at     Additions    Deductions    Balance at
                          beginning      to           from          end of
     Description          of period      reserve      reserve       period

     Allowance for
     doubtful accounts:
     1998                $   3,000           -            -            3,000

     1997                $   3,000           -            -            3,000

     1996                $   3,000           -            -            3,000



                        EXHIBIT INDEX

Exhibit No.                                                          Page

     10.1 Agreement between the Company and Joseph                    49
          Canterino, dated June 9, 1998

     10.2 Agreement between the Company and Barry                     53
          Pinsley, dated June 30, 1998

     10.3 Agreement between the Company and Seymour                   57
          Saslow, dated August 21, 1998

     10.4 Agreement between the Company and Herbert                   61
          Potoker, dated June 30, 1998

     10.5 Agreement between the Company and Reita                     65
          Wojtowecz, dated June 30, 1998

     11.1 Statement re: Computation of Per Share Earnings             69

     27   Financial Data Schedule                                      N/A

                          AGREEMENT

AGREEMENT dated as of June 9, 1998 by and between Espey Mfg. & Electronics Corp., a New York corporation having its principal place of business at Congress and Ballston Avenues, Saratoga Springs, New York 12866 (the "Company") and Joseph Canterino,an individual residing at 9 Tensprings Drive, Saratoga Springs, New York 12866 (the "Employee").

WHEREAS, the Employee has been a valued employee of the Company for many years, and is now President and Chief Executive Officer of the Company; and

WHEREAS, the Employee now wishes to assist the Company in a management transition, including the search and appointment of a new President and Chief Executive Officer.

NOW, THEREFORE, in consideration of the mutual promises and covenants set forth herein, the parties agree as follows:

1. Resignation. The Company hereby accepts the Employee's resignation as President and Chief Executive Officer of the Company. Employee shall be a non-executive officer of the Company for the duration of this Agreement.

2. Compensation and Duties. In consideration of the Employee's willingness to continue to be reasonably available to the Company for advice and counsel during the transition period and thereafter for the duration of this Agreement to perform duties as reasonably requested by the Company, the Employee shall receive the following compensation:

   a. The Employee shall continue to receive his current salary and all current benefits through and including September 4, 1998, payable weekly in accordance with the Company's regular payroll; and

   b. After September 4, 1998, the Employee's compensation will change to $1,000 per week for the succeeding 104 weeks, payable weekly in accordance with the Company's regular payroll, and shall receive all current benefits.

   c. It is agreed that the Employee shall be reasonably available by telephone or otherwise to render advice and counsel, but need not be physically present, unless his physical presence is reasonably requested by the Company. The parties agree that the Employee need not be physically present at the Company's offices after the date of this Agreement, and that there shall be no minimum amount of hours per week or month that the Employee must be available to the Company. For ESOP and benefits purposes, the Employee will continue to be treated as a full-time employee for the duration of this Agreement, to the extent consistent with the ESOP and applicable law.

   d. If the Employee dies during the term of this Agreement, remaining payments will be made, as scheduled, to the Employee's spouse, and if she dies before full payment, to her estate or as she may direct. In the event of Employee's death, all benefits shall cease at death, except that the Company shall continue to pay Employee's spouse's medical benefits for ninety days from the date of Employee's death or to the termination date of this Agreement, whichever is earlier.

3. Expenses. If the Employee is requested by the Company at any point during the duration of this Agreement to return to Saratoga, and the Employee is then not in the Saratoga Springs area, the Company shall pay the airfare for the Employee and his spouse to return. The Employee shall not be reimbursed for any other expenses hereunder unless the Employee and the Company so agree with respect to a specific expense. This will not effect the Employee's entitlement to Board fees and expenses for as long as he is a member of the Board.

4. Lump-Sum Payout. If the Company chooses to pay all or any part of the Employee's remaining payments under this Agreement prior to the date due, the Company shall include an additional payment equal to 25% of the amount so prepaid.

5. Term. This Agreement shall be effective as of June 9, 1998 and shall continue in effect through and including the pay period ending September 1, 2000, unless sooner terminated in accordance with the provisions hereof.

6. Restrictive Covenant: Confidential Infonnation. a. The Employee agrees that during the term of this Agreement and for a period of five years thereafter, he shall not directly or indirectly, on behalf of himself or on behalf of any other corporation, person or entity other than the Company, render any services to, consult for, contract with or-become an employee, officer, director, partner, member, or (except as a five (5%) percent or less shareholder of any publicly traded company) owner or shareholder of, any individual or entity which engages in the Company's business or which otherwise competes with the Company.

   b. The Employee recognizes and acknowledges that there has been made available to him confidential information concerning matters affecting or relating to the products, services or business of the Company, its subsidiaries, or affiliates, including, but not limited to, intellectual property, technology, proprietary information, customer lists and other financial information, contractual relationships, past or contemplated actions, personnel matters, marketing or sales data and written or oral communications or understandings of any sort of the Company or of any of its customers in either tangible or intangible form ("Confidential Information"). The Employee further recognizes and acknowledges that this Confidential Information as it may exist from time to time belongs to the Company and is a valuable, special and unique asset of the Company's business. The Employee will not, during or after the term of this Agreement, at any time, directly or indirectly, divulge, disclose or communicate any Confidential Information to any person, firm, corporation, association or other entity for any reason or purpose whatsoever. Employee will promptly deliver to Company all copies of all Confidential Information and all material of any nature belonging to Company, and Employee will not take with him any such Confidential Information, materials or reproductions thereof or any proprietary information of Company in tangible or intangible form.

   c. The parties agree to continue to work cooperatively and in good faith, now and in the future, to carry out the transactions contemplated by this Agreement and to execute any documents reasonably required to effect this Agreement. Neither party shall disparage, defame or slander the other.

7. Successors and Assigns. This Agreement is binding upon the parties hereto, their heirs, administrators, executors, successors and assigns.

8. Notices. Any notices, consents or information required or requested or permitted by this Agreement shall be sent to the parties at the addresses shown above, unless such address is changed by written notice hereunder.

9. Severabilitv. In the event any provision of this Agreement or any portion thereof shall be deemed invalid or unenforceable for any reason, that portion or provision shall be deemed excised from this Agreement and this Agreement shall be governed, interpreted and enforced in all respects as if such invalid or unenforceable provision were originally omitted from this Agreement.

10. Waiver. The waiver of any party of a breach of any provision of this Agreement shall not operate as or be construed as a waiver of any subsequent breach.

11. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

12. Headings. The descriptive headings used in this Agreement are for purposes of convenience only and do not constitute a part of this Agreement.

13. Entire Agreement. This Agreement is the entire agreement among the parties regarding the subject matter hereof, and supersedes any prior agreements or discussions.

This Agreement may not be altered or amended except in writing signed by both parties. In the event of any conflict between this Agreement and the terms of any of Company's employment policies, manuals, or other statements regarding employment generally, now existing or hereafter promulgated, the terms of this Agreement shall control.

IN W1TNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

                               ESPEY MFG. & ELECTRONICS CORP.

                               By  /s/ Howard Pinsley

                               Name: Howard Pinsley
                               Title: President


                               /s/ Joseph Canterino
                               Joseph Canterino

                          AGREEMENT

   AGREEMENT dated as of June 30, 1998 by and between Espey Mfg. & Electronics Corp., a New York corporation having its principal place of business at Congress and Ballston Avenues, Saratoga Springs, New York 12866 (the "Company") and Barry Pinsley, an individual residing at 4 Eureka Avenue, Saratoga Springs, New York 12866 (the "Employee").

  WHEREAS, the Employee has been a valued employee of the Company for many years, and is now Vice President-Investor Relations and Human Resources of the Company; and

  WHEREAS, the Employee now wishes to assist the Company in a management transition.

  NOW, THEREFORE;in consideration of the mutual promises and covenants set forth herein, the parties agree as follows:

  1. Resignation. The Company hereby accepts the Employee's resignation as Vice President-Investor Relations and Human Resources of the Company. Employee shall be a non-executive officer of the Company for the duration of this Agreement.

  2. In consideration of the Employee's willingness to continue to be reasonably available to the Company for advice and counsel during the transition period and thereafter for the duration of this Agreement to perform duties as reasonably requested by the Company, the Employee shall receive the following compensation:

     a. The Employee shall continue to receive his current salary and all current benefits through and including September 4, 1998, payable weekly in accordance with the Company's regular payroll; and

     b. After September 4, 1998, the Employee's compensation will change to $500 per week for the succeeding 2 years, payable weekly. In accordance with the Company's regular payroll, and shall receive all current benefits.

     c. It is agreed that the Employee shall be reasonably available by telephone or otherwise to render advice and counsel, but need not be physically present, unless his physical presence is reasonably requested by the Company. The parties agree that the Employee need not be physically present at the Company's offices after the date of this Agreement, and that there shall bc no minimum amount of hours per week or month that the Employee must be available to the Company. For ESOP and benefits purposes, the Employee will continue to be treated as a full-time employee for thc duration of this Agreement,to the extent consistent with the ESOP and applicable law.

      d. If the Employee dies during the term of this Agreement,remaining payments will be made, as scheduled, to the Employee's spouse, and if she dies before full payment, to her estate or as she may direct. In the event of Employee's death, all benefits shall cease at death except that the Company shall continue to pay Employee's spouse's medical benefits for ninety days from the date of Employee's death or to the termination date of this Agreement, whichever is earlier.

  3. Expenses. If the Employee is requested by the Company at any point during the duration of this Agreement to return to Saratoga, and the Employee is then not in the Saratoga Springs area, the Company shall pay the airfare for thc Employee and his spouse to return The Employee shall not be reimbursed for any other expensee hereunder unless the Employee and the Company so agree with respect to a specific expense. This will not effect the Employee's entitlement to Board fees and expenses for as long as he is a member of the Board.

 4. Lump-Sum Payout. If the Company chooses to pay all or any part of the Employee's remaining payments under this Agreement prior to the date due, the Company shall include an additional payment equal to 25% of the amount so prepaid.

 5. Term, This Agreement shall be effective as of June 3O, 1998 and shall continue in effect through and including thc pay period ending September 8, 2000, unless sooner terminated in accordance with the provisions hereof.

 6. Restrictive Convenant: Confidential Information. a. The Employee agrees that during the term of this Agreement and for a period of five years thereafter, he shall not directly or indirectly, on behalf of himself or on behalf of any other corporation, person or entity other than the Company, render any services to, consult for, contract with or become an employee, officer, director, partner, member, or (except as a five (5%) percent or less shareholder of any publicly traded company) owner or shareholder of, any individual or entity which engages in the Company's business or which otherwise competes with the Company.

    b. The Employee recognizes and acknowledges that there has been made available to him confidential information concerning matters affecting or relating to the products, services or business of the Company, its subsidiaries, or affiliates, including, but not limited to, intellectual property, technology, proprietary information, customer lists and other financial information, contractual relationships, past or contemplated actions, personnel matters, marketing or sales data and written or oral communications or understandings of any sort of the Company or of any of its customers in either tangible or intangible form ("Confidential Information"). The Employee further recognizes and acknowledges that this Confidential Information as it may exist from time to time belongs to thc Company and is a valuable, special and unique asset of the Company's business The Employee will not, during or after the term of this Agreement, at any time, directly or indirectly, divulge, disclose or communicate any Confidential Information to any person, firm, corporation, association or other entity for any reason or purpose whatsoevcr. Employoc will promptly deliver to Company all copies of all Confidential Information and all material of any nature belonging to (:ompany, and Employee will not take with him any such Confidential Information, materials or reproductions thereof or any proprietary information of Company in tangible or intangible form.

       c. The parties agree to continue to work cooperatively and in good faith, now and in thc future, to carry out thc transactions contemplated by this Agreement and to execute any documents reasonably required to effect this Agreement. Neither party shall disparage, defame or slander the other.

  7. Successors and Assigns. This Agreement is binding upon the parties hereto, their heirs, administrators, executors, successors and assigns.

  8. Notices. Any notices, consents or information required or requested or permitted by this Agreement shall be sent to the parties at the addresses shown above, unless such address is changed by written notice hereunder.

  9. Severability. In the event any provision of this Agreement or any portion thereof shall be deemed invalid or unenforceable for any reason, that portion or provision shall be deemed excised from this Agreement and this Agreement shall be governed, interpreted and enforced in all respects as if such invalid or unenforceable provision were originally omitted from this Agreement.

  10. Waiver. The waiver of any party of a breach of any provision of this Agreement shall not operate as or be construed as a waiver of any subseguent breach.

  11. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

  12. Headings. The descriptive headings used in this Agreement are for purposes of convenience only and do not constitute a part of this Agreement.

  13. Entire Agreement. This Agreement is the entire agreement among the parties regarding the subject matter hereof, and supersedes any prior agreements or discussions.

This Agreement may not be altered or amended except in writing signed by both parties. In the event of any confict between this Agreement and the terms of any of Company's employment policies, manuals, or other statements regarding employment generally, now existing or hereafter promulgated, the terms of this Agreement shall control.

IN WlTNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.


                               ESPEY MFG. & ELECTRONICS CORP.

                               By: /s/ Howard Pinsley
                               Name: Howard Pinsley
	                              Title: President

                               /s/ Barry Pinsley
                              	BARRY PINSLEY

AGREEMENT dated as of August 21, 1998, by and between Espey Mfg. & Electronics Corp., a New York corporation having its principal place of business at 233 Ballston Avenue, Saratoga Springs, New York 12866 (the "Company") and Seymour Saslow, an individual residing at 199 Caroline St., Saratoga Springs, New York, 12866 (the"Employee").

WHEREAS, the Employee has been a valued employee of the Company for many years, and is now Senior Vice President of the Company.

NOW, THEREFORE, in consideration of the mutual promises and covenants set forth herein the parties agree as follows:

   1. RESIGNATION. The Company hereby accepts his resignation as Senior Vice President, effective January 1, 2000, or sooner at the employees' request, at which time the Employee shall become a non-executive officer of the Company for a period of twenty-seven (27) months from the date of his resignation.

   COMPENSATION AND DUTIES. In consideration ofthe Employee's willingness to continue to be reasonably available to the Company for advice and counsel after his resignation, and to perform duties as reasonably requested by the Company, the Employee shall receive the following compensation:

     (A) The employee shall continue to receive the salary and all benefits being received at the time of his resignation for a period of thirteen (13) weeks, in accordance with the Company's regular payroll.

     (B) At the end ofthirteen (13) pay periods the Employee's compensation will change to $1000.00 per week for the succeeding 104 weeks, and he shall receive all current benefits as above. The Employee shall be eligible to participate in new benefits should they occur during this period of time.

     (C) It is agreed that the Employee shall be reasonably available by telephone or otherwise to render advice and counsel, but need not be physically present, unless his physical presence is reasonably requested by the Company. The parties agree that the Employee need not be physically present at the Company's offices after the date of his resignation, and that there shall be no minimum amount of hours per week or month that the Employee must be available to the Company. Should the Employee be required to engage in any activity not within the intended scope of this agreement, he shall be reimbursed, in addition to his weekly salary, at an hourly rate to be mutually agreed upon between an authorized representative of the Company and himself. For ESOP and all other benefit purposes, the Employee shall continue to be treated as a full-time employee for the duration of this agreement to the extent consistent with the terms of the ESOP and all applicable law.

     (D) If the Employee dies during the term of this Agreement, remaining payments will be made, as scheduled, to the Employee's spouse. In the event of Employee's death, all benefits shall cease at death.

  3. Expenses. If the Employee is requested by the Company at any point during the duration of this Agreement to return to Saratoga, and the Employee is then not in the Saratoga Springs area, the Company shall pay the transportation costs for the Employee to return. The Employee shall not be reimbursed for any other expenses hereunder unless the Employee and the Company so agree with respect to a specific expense.

  4. Lump-Sum Payout. If the Company chooses to pay all or any part of the Employee's remaining payments under this Agreement prior to the date due, the Company shall include an additional payment equal to twenty-five (25%) percent of the amount so prepaid.

  5. Term. This Agreement shall be effective as of August 21, 1998 and shall continue in effect through and including the pay period ending One-Hundred Seventeen (117) pay periods from the date of the Employee's resignation.

  6. RESTRICTIVE COVENANT: CONFIDENTIAL INFORMATION.
     A. The Employee agrees that during the term of this Agreement and for a period of five (5) years thereafter, he shall not directly or indirectly, on behalf of himself or on behalf of any other corporation, person or entity other than the Company, render any services to, consult for, contract with or become an employee, officer, director, partner, member, or (except as a five (5%) percent or less shareholder of any publicly traded company) owner or shareholder of, any individual or entity which engages in the Company's business or which otherwise competes with the Company.

    B. The Employee recognizes and acknowledges that there has been made available to him confidential information concerning matters affecting or relating to the products, services or business of the Company, its subsidiaries, or affiliates, including, but not limited to, intellectual property, technology, proprietary information, customer lists and other financial information, contractual relationships, past or contemplated actions, personnel matters, marketing or sales data and written or oral communications or understandings of any sort of the Company or of any of its customers in either tangible or intangible form ("Confidential Information"). The Employee further recognizes and acknowledges that this Confidential Information as it may exist from time to time belongs to the Company and is a valuable, special and unique asset of the Company's business. The Employee will not, during or after the term of this Agreement, at any time, directly or indirectly, divulge, disclose or communicate any Confidential Information to any person, firm, corporations, association or other entity for any reason or purpose whatsoever.

Employee will promptly deliver to the Company all copies of all Confidential Information and all material of any nature belonging to the Company, and Employee will not take with him any such Confidential Information, materials or reproductions thereof or any proprietary information of the Company in tangible or intangible form.

     C. The parties agree to continue to work cooperatively and in good faith, now and in the future, to carry out the transactions contemplated by this Agreement and to execute any documents reasonably required to effect this Agreement. Neither party shall disparage, defame or slander the other.

  7. Successor and Assigns. This Agreement is binding upon the parties hereto, their heirs, administrators, executors, successors and assigns.

  8. Notices. Any notices, consents or information required or requested or permitted by this Agreement shall be sent to the parties at the addresses shown above, unless such address is changed by written notice hereunder.

  9. Severability. In the event any provision of this Agreement or any portion thereof shall be deemed invalid or unenforceable for any reason, that portion or provision shall be deemed excised from this Agreement and this Agreement shall be governed, interpreted and enforced in all respects as if such invalid or unenforceable provision were originally omitted from this Agreement.

  10. Waiver. The waiver of any party of a breach of any provision of this Agreement shall not operate as or be construed as a waiver of any subsequent breach.

  11. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

  12. Headings. The descriptive headings used in this Agreement are for purposes of convenience only and do not constitute a part of this Agreement.

  13. Entire Agreement. This Agreement is the entire agreement among the parties regarding the subject matter hereof, and supersedes any prior agreements or discussions.

This AGREEMENT may not be altered or amended except in writing signed by both parties. In the event of any conflict between this Agreement and the terms of any of the Company's employment policies, manuals, or other statements regarding employment generally, now existing or hereafter promulgated, the terms of this Agreement shall control.

      IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.


                                   ESPEY MFG. & ELECTRONICS CORP.

                                   By: /s/ Howard Pinsley
                                   Name:  Howard Pinsley
                                   Title: President


                                   Employee: /s/ Seymour Saslow
                                             Seymour Saslow

AGREEMENT dated as of June 30, 1998, by and between Espey Mfg. & Electronics Corp., a New York corporation having its principal place of business at 233 Ballston Avenue, Saratoga Springs, New York 12866 (the "Company") and Herbert Potoker, an individual residing at 24 Benton Drive, New York, 12866 (the "Employee").

WHEREAS, the Employee has been a valued employee of the Company for many years, and is now Treasurer and Chief Financial Officer of the Company.

NOW, THEREFORE, in consideration of the mutual promises and covenants set forth herein, the parties agree as follows:

   1. RESIGNATION. The Company hereby accepts his resignation as Treasurer and Chief Financial Officer, effective January 1,1999, or sooner at the employee's request, at which time the Employee shall become a non-executive officer of the Company for a period of twenty-seven (27) months from the date of resignation.

   COMPENSATION AND DUTIES. In consideration of the Employee's willingness to continue to be reasonably available to the Company for advice and counsel after his resignation, and to perform duties as reasonably requested by the Company, the Employee shall receive the following compensation:

     (A) The employee shall continue to receive the salary and all benefits being received at the time of his resignation for a period of thirteen (13) weeks, in accordance with the Company's regular payroll.

     (B) At the end of thirteen (13) pay periods the Employee's compensation will change to $1000.00 per week for the succeeding 104 weeks, and he shall receive all current benefits as above. The Employee shall be eligible to participate in new benefits should they occur during this period of time.

     (C) It is agreed that the Employee shall be reasonably available by telephone or otherwise to render advice and counsel, but need not be physically present, unless his physical presence is reasonably requested by the Company. The parties agree that the Employee need not be physically present at the Company's offices after the date of his resignation, and that there shall be no minimum amount of hours per week or month that the Employee must be available to the Company. Should the Employee be required to engage in any activity not within the scope of this agreement, he shall be reimbursed, in addition to his weekly salary, at an hourly rate to be mutually agreed upon between an authorized representative of the Company and himself. For ESOP and all other benefit purposes, the Employee shall continue to be treated as a full-time employee for the duration of this agreement to the extent consistent with the terms of the ESOP and all applicable law.

     (D) If the Employee dies during the term of this Agreement, remaining payments will be made, as scheduled, to the Employee's Estate. In the event of Employee's death, all benefits shall cease at death.

  3. Expenses. If the Employee is requested by the Company at any point during the duration of this Agreement to return to Saratoga, and the Employee is then not in the Saratoga Springs area, the Company shall pay the transportation costs for the Employee to return. The Employee shall not be reimbursed for any other expenses hereunder unless the Employee and the Company so agree with respect to a specific expense.

  4. Lump-Sum Pavout. If the Company chooses to pay all or any part of the Employee's remaining payments under this Agreement prior to the date due, the Company shall include an additional payment equal to twenty-five (25%) percent of the amount so prepaid.

  5. Term. This Agreement shall be effective as of June 30, 1998 and shall continue in effect through and including the pay period ending One-Hundred Seventeen (117) pay periods from the date of the Employee's resignation.

  6. RESTRICTIVE COVENANT: CONFIDENTIAL INFORMATION.

     A. The Employee agrees that during the term of this Agreement and for a period of five (5) years thereafter, he shall not directly or indirectly, on behalf of himself or on behalf of any other corporation, person or entity other than the Company, render any services to, consult for, contract with or become an employee, officer, director, partner, member, or (except as a five (5%) percent or less shareholder of any publicly traded company) owner or shareholder of, any individual or entity which engages in the Company's business or which otherwise competes with the Company.

    B. The Employee recognizes and acknowledges that there has been made available to him confidential information concerning matters affecting or relating to the products, services or business of the Company, its subsidiaries, or affiliates, including, but not limited to, intellectual property, technology, proprietary information, customer lists and other financial information, contractual relationships, past or contemplated actions, personnel matters, marketing or sales data and written or oral communications or understandings of any sort of the Company or of any of its customers in either tangible or intangible form ("Confidential Information"). The Employee further recognizes and acknowledges that this Confidential Information as it may exist from time to time belongs to the Company and is a valuable, special and unique asset of the Company's business. The Employee will not, during or after the term of this Agreement, at any time, directly or indirectly, divulge, disclose or communicate any Confidential Information to any person, firm, corporations, association or other entity for any reason or purpose whatsoever.

Employee will promptly deliver to the Company all copies of all Confidential Information and all material of any nature belonging to the Company, and Employee will not take with him any such Confidential Information, materials or reproductions thereof or any proprietary information of the Company intangible or intangible form.

    C. The parties agree to continue to work cooperatively and in good faith, now and in the future, to carry out the transactions contemplated by this Agreement and to execute any documents reasonably required to effect this Agreement. Neither party shall disparage, defame or slander the other.

  7. Successor and Assigns. This Agreement is binding upon the parties hereto, their heirs, administrators, executors, successors and assigns.

  8. Notices. Any notices, consents or information required or requested or permitted by this Agreement shall be sent to the parties at the addresses shown above, unless such address is changed by written notice hereunder.

  9. Severability. In the event any provision of this Agreement or any portion thereof shall be deemed invalid or unenforceable for any reason, that portion or provision shall be deemed excised from this Agreement and this Agreement shall be governed, interpreted and enforced in all respects as if such invalid or unenforceable provision were originally omitted from this Agreement.

  10. Waiver. The waiver of any party of a breach of any provision of this Agreement shall not operate as or be construed as a waiver of any subsequent breach.

  11. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

  12. Headings. The descriptive headings used in this Agreement are for purposes of convenience only and do not constitute a part of this Agreement.

  13. Entire Agreement. This Agreement is the entire agreement among the parties regarding the subject matter hereof, and supersedes any prior agreements or discussions.

This AGREEMENT may not be altered or amended except in writing signed by both parties. In the event of any conflict between this Agreement and the terms of any of the Company's employment policies, manuals, or other statements regarding employment generally, now existing or hereafter promulgated, the terms of this Agreement shall control.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.


                                         ESPEY MFG. & ELECTRONICS CORP.

                                         By: /s/ Howard Pinsley
                                         Name: Howard Pinsley
                                         Title: President

                                         Employee: /s/ Herbert Potoker
                                                   Herbert Potoker

AGREEMENT dated as of June 30, 1998, by and between Espey Mfg. & Electronics Corp., a New York corporation having its principal place of business at 233 Ballston Avenue, Saratoga Springs, New York 12866 (the "Company") and Reita M. Wojtowecz, an individual residing at 1040 Middle Line Road, Ballston Spa, New York, 12020 (the "Employee").

WHEREAS, the Employee has been a valued employee of the Company for many years, and is now Secretary of the Company.

NOW, TEIEREFORE, in consideration of the mutual promises and covenants set forth herein, the parties agree as follows:

  1. RESIGNATION. The Company hereby accepts her resignation as Secretary, effective October 1, 1998, or sooner at the employees' request, at which time the Employee shall become a non-executive officer of the Company for a period of twenty-seven (27) months from the date of resignation.

  COMPENSATION AND DUTIES. In consideration of the Employee's willingness to continue to be reasonably available to the Company for advice and counsel after her resignation, and to perform duties as reasonably requested by the Company, the Employee shall receive the following compensation:

     (A) The employee shall continue to receive the salary and all benefits being received at the time of her resignation for a period of thirteen (13) weeks, in accordance with the Company's regular payroll.

     (B) At the end ofthirteen (13) pay periods the Employee's compensation will change to $225.00 per week for the succeeding 104 weeks, and she shall receive all current benefits as above. The Employee shall be eligible to participate in new benefits should they occur during this period of time.

     (C) It is agreed that the Employee shall be reasonably available by telephone or otherwise to render advice and counsel, but need not be physically present, unless her physical presence is reasonably requested by the Company. The parties agree that the Employee need not be physically present at the Company's offices after the date of her resignation, and that there shall be no minimum amount of hours per week or month that the Employee must be available to the Company. Should the Employee be required to engage in any activity not within the scope of this agreement, she shall be reimbursed, in addition to her weekly salary, at an hourly rate to be mutually agreed upon between an authorized representative of the Company and herself. For ESOP and all other benefit purposes, the Employee shall continue to be treated as a full-time employee for the duration of this agreement to the extent consistent with the terms of the ESOP and all applicable law.

     (D) If the Employee dies during the term of this Agreement, remaining payments will be made, as scheduled, to the Employee's Estate. In the event of Employee's death, all benefits shall cease at death.

  3. Expenses. If the Employee is requested by the Company at any point during the duration of this Agreement to return to Saratoga, and the Employee is then not in the Saratoga Springs area, the Company shall pay the transportation costs for the Employee to return. The Employee shall not be reimbursed for any other expenses hereunder unless the Employee and the Company so agree with respect to a specific expense.

  4. Lump-Sum Pavout. If the Company chooses to pay all or any part of the Employee's remaining payments under this Agreement prior to the date due, the Company shall include an additional payment equal to twenty-five (25%) percent of the amount so prepaid.

  5. Term. This Agreement shall be effective as of June 30, 1998 and shall continue in effect through and including the pay period ending One-Hundred Seventeen (117) pay periods from the date of the Employee's resignation.

  6. RESTRICTIVE COVENANT: CONIFIDENTIAL INFORMATION.

     A. The Employee agrees that during the ter n of this Agreement and for a period of five (5) years thereaRer, she shall not directly or indirectly, on behalf of herself or on behalf of any other corporation, person or entity other than the Company, render any services to, consult for, contract with or become an employee, officer, director, partner, member, or (except as a five (5%) percent or less shareholder of any publicly traded company) owner or shareholder of, any individual or entity which engages in the Company's business or which otherwise competes with the Company.

    B. The Employee recognizes and acknowledges that there has been made available to her confidential information concerning matters affecting or relating to the products, services or business of the Company, its subsidiaries, or affiliates, including, but not limited to, intellectual property, technology, proprietary information, customer lists and other financial information, contractual relationships, past or contemplated actions, personnel matters, marketing or sales data and written or oral comrnunications or understandings of any sort of the Company or of any of its customers in either tangible or intangible form ("Confidential Information"). The Employee further recognizes and acknowledges that this Confidential Information as it may exist from time to time belongs to the Company and is a valuable, special and unique asset of the Company's business. The Employee will not, during or after the term of this Agreement, at any time, directly or indirectly, divulge, disclose or communicate any Confidential Information to any person, firm, corporations, association or other entity for any reason or purpose whatsoever.

Employee will promptly deliver to the Company all copies of all Confidential Information and all material of any nature belonging to the Company, and Employee will not take with her any such Confidential Information, materials or reproductions thereof or any proprietary information of the Company in tangible or intangible form.

     C. The parties agree to continue to work cooperatively and in good faith, now and in the future, to carry out the transactions contemplated by this Agreement and to execute any documents reasonably required to effect this Agreement. Neither party shall disparage, defame or slander the other.

  7. Successor and Assigns. This Agreement is binding upon the parties hereto, their heirs, administrators, executors, successors and assigns.

  8. Notices. Any notices, consents or information required or requested or permitted by this Agreement shall be sent to the parties at the addresses shown above, unless such address is changed by written notice hereunder.

  9. Severabilitv. In the event any provision of this Agreement or any portion thereof shall be deemed invalid or unenforceable for any reason, that portion or provision shall be deemed excised from this Agreement and this Agreement shall be governed, interpreted and enforced in all respects as if such invalid or unenforceable provision were originally omitted from this Agreement.

  10. Waiver. The waiver of any party of a breach of any provision of this Agreement shall not operate as or be construed as a waiver of any subsequent breach.

  11. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

  12. Headings. The descriptive headings used in this Agreement are for purposes of convenience only and do not constitute a part of this Agreement.

  13. Entire Agreement. This Agreement is the entire agreement among the parties regarding the subject matter hereof, and supersedes any prior agreements or discussions.

This AGREEMENT may not be altered or amended except in writing signed by both parties. In the event of any conflict between this Agreement and the terms of any of the Company' s employment policies, manuals, or other statements regarding employment generally, now existing or hereafter promulgated, the terms of this Agreement shall control.


      IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

                                           ESPEY MFG. & ELECTRONICS CORP.

                                           By: /s/ Howard Pinsley
                                           NAME: Howard Pinsley
                                           Title: President

                                           Employee: /s/ Reita M. Wojtowecz
                                                      Reita M. Wojtowecz

[CAPTION]


                                  EXHIBIT 11.1

                          ESPEY MFG. & ELECTRONICS CORP.

                      Computation of per Share Earnings as
                        Disclosed in Item 14 of Form 10-K

                         Five years ended June 30, 1998


                               1998       1997       1996       1995        1994
Computation of earnings
  per share:

     Number of shares
     issued at
     beginning of year        1,514,937   1,514,937  1,514,937  1,514,937   1,514,937

     Monthly weighted
     average number of
     treasury shares           (403,717)   (402,863)  (245,470)  (168,180)   (164,229)

     Weighted average
     number of primary
     shares outstanding      1,111,220    1,112,074  1,269,467  1,346,757   1,350,708

     Net earnings (loss)    $ (739,602)     563,128    522,737    491,767   1,343,877

     Per share                 $(.67)        .51        .41        .37        1.00

