Form 10-Q
period 1998-09-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1998-11-13
CIK 33533

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20459

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998              Commission File Number  I-4383


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


Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as at the end of the period covered by this report 1,104,977

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           YES   [ X ]      NO   [  ]

                         ESPEY MFG. & ELECTRONICS CORP.

                                    I N D E X





PART I   FINANCIAL INFORMATION                                            PAGE
                                                                          ----

            Item 1   Financial Statements:


                              Balance Sheets - September 30, 1998           1
                              and June 30, 1998


                              Statements of Income - Three Months           3
                              Ended September 30, 1998 and 1997


                              Statements of Cash Flows - Three Months       4
                              Ended September 30, 1998 and 1997


                              Notes to Financial Statements                 5



            Item 2   Management's Discussion and Analysis of                7
                              Financial Condition and Results of
                              Operations.



PART II  OTHER INFORMATION                                                 10

                  SIGNATURES                                               11

                            ESPEY MFG. & ELECTRONICS CORP.
                                    Balance Sheets

                         September 30, 1998 and June 30, 1998

                                     A S S E T S

                                                          Unaudited
                                                             1998              1998
                                                         September 30         June 30
                                                        ------------      ------------
CURRENT ASSETS:

         Cash and cash equivalents .................     $    225,829      $    191,739
         Short-term investments at cost
            (market value September 30, 1998,
              $2,300,000 and June 30, 1998,
              $2,400,000) ..........................        2,300,000         2,400,000
                                                         ------------      ------------
                           Total Cash and Short-term
                                    Investments ....        2,525,829         2,591,739
                                                         ------------      ------------

         Investments securities ....................        7,235,749         7,235,749

         Trade accounts receivable net of
            $3,000 allowance at September 30, 1998
            and June 30, 1998 ......................        2,017,704         1,866,336
         Other receivables .........................          245,271           289,050
                                                         ------------      ------------

                           Net Receivables .........        2,262,975         2,155,386
                                                         ------------      ------------
         Inventories:

            Raw materials and supplies .............          399,137           558,951
            Work-in-process ........................        2,389,020         2,905,269
            Costs relating to contracts in
            process ................................        6,376,628         5,324,491
                                                         ------------      ------------

                           Net Inventories .........        9,164,785         8,788,711
                                                         ------------      ------------

         Deferred income taxes .....................          418,507           348,514
         Prepaid expenses and other current assets .           79,996           189,559
                                                         ------------      ------------

                           Total Current Assets ....       21,687,841        21,309,658
                                                         ------------      ------------
DEFERRED INCOME TAXES ..............................             --              80,793

PROPERTY, PLANT AND EQUIPMENT AT COST ..............       12,390,370        12,344,139

         Less: Accumulated depreciation and
               amortization ........................       (9,266,777)       (9,160,482)
                                                         ------------      ------------

                  Net Property, Plant and Equipment         3,123,593         3,183,657
                                                         ------------      ------------

                           Total Assets ............     $ 24,811,434      $ 24,574,108
                                                         ============      ============

                 See accompanying notes to financial statements

                              ESPEY MFG. & ELECTRONICS CORP.
                                 Balance Sheets, Continued
                           September 30, 1998 and June 30, 1998

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             Unaudited
                                                                1998               1998
                                                            September 30         June 30
                                                           ------------      ------------
CURRENT LIABILITIES:
         Accounts Payable ............................     $    246,170      $    207,886
         Accrued expenses:
            Salaries, wages and commissions ..........          591,943           583,058
            Employees' insurance costs ...............           46,677            37,472
            ESOP payable .............................          139,666              --
            Other ....................................           17,619            12,204
            Payroll and other taxes withheld
                  and accrued ........................           82,591            43,360
                                                           ------------      ------------

                           TOTAL CURRENT LIABILITIES .        1,124,666           883,980

STOCKHOLDERS' EQUITY:
         Common stock, par value .33-1/3 per
         share.  Authorized 2,250,000 shares;
         issued 1,514,937 shares September 30, 1998
         and June 30, 1998  ..........................          504,979           504,979

         Unrealized gain on available-for-sale
         securities, net $3,740 of income tax ........            7,260             7,260

         Capital in excess of par value ..............       10,496,287        10,496,287

         Retained earnings ...........................       22,755,882        22,671,840
                                                          ------------      ------------
                                                             33,764,408        33,680,366

         Less:  Common stock subscribed ..............       (3,351,974)       (3,351,974)

                Cost of 409,960 shares on September
                30, 1998 and 403,717 on June 30,
                1998 of common stock in treasury .....       (6,725,666)       (6,638,264)
                                                           ------------      ------------

                  TOTAL STOCKHOLDERS' EQUITY .........       23,686,768        23,690,128
                                                           ------------      ------------

                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY ...............     $ 24,811,434      $ 24,574,108
                                                           ============      ============

         See accompanying notes to financial statements

                                 ESPEY MFG. & ELECTRONICS CORP.

                                      Statements of Income

                         Three Months Ended September 30, 1998 and 1997



                                                                          Unaudited
                                                                        Three Months
                                                             September 1998     September 1997
                                                             --------------     --------------
Net Sales .................................................     $2,523,984        $2,503,584

Cost of sales .............................................      2,125,279         2,074,981
                                                                ----------        ----------

                  GROSS PROFIT ............................        398,705           428,603

Selling, general and administrative
         expenses .........................................        416,781           507,165
                                                                ----------        ----------

                  OPERATING LOSS ..........................        (18,076)          (78,562)
                                                                ----------        ----------
Other Income:

         Interest income ..................................        149,103           149,364
         Sundry income ....................................             15             1,207
                                                                ----------        ----------

                                                                   149,118           150,571


Income before income taxes ................................        131,042            72,009

Provision for income taxes ................................         47,000            27,000
                                                                ----------        ----------


                  NET INCOME ..............................     $   84,042        $   45,009
                                                                ==========        ==========

Income per Share:

Basic and dilutive income per share .......................     $      .08        $      .04
                                                                ==========        ==========

Weighted average number of
shares outstanding ........................................      1,110,474         1,111,220
                                                                ==========        ==========

                 See accompanying notes to financial statements

                                           ESPEY MFG. & ELECTRONICS CORP.
                                              Statements of Cash Flows
                                   Three Months Ended September 30, 1998 and 1997

                                                                                               Unaudited
                                                                                             September 30
                                                                                    ------------------------------
                                                                                        1998              1997
                                                                                    ------------      ------------
Cash Flows From Operating Activities:

         Net income ............................................................     $     84,042      $     45,009

         Adjustments to reconcile net income to net cash provided by (used in) operating activities:

         Tax effect of dividends on unallocated ESOP shares ....................             --              39,084
         Depreciation ..........................................................          106,295           105,434
         Changes in assets and liabilities:
                  Increase in receivables ......................................         (107,589)         (512,475)
                  Increase in inventories ......................................         (376,074)         (562,634)
                  Decrease in other current assets .............................          109,563            61,915
                  Increase in accounts payable .................................           38,284            59,692
                  Increase in accrued salaries, wages and commissions ..........            8,885            47,670
                  Increase (decrease) in accrued employee insurance costs ......            9,205            (7,375)
                  Increase in other accrued expenses ...........................            5,415               893
                  Increase in payroll & other taxes withheld
                   and accrued .................................................           39,231            15,915
                  Decrease (increase) in deferred income taxes .................           10,800            (1,223)
                  Increase (decrease) in income taxes payable ..................             --             (80,861)
                  Increase in ESOP contributions payable .......................          139,666           113,926
                                                                                     ------------      ------------
                                  Net cash provided by (used in)
                                  operating activities .........................           67,723          (675,030)
                                                                                     ------------      ------------
Cash Flows From Investing Activities:

         Additions to property, plant & equipment ..............................          (46,231)          (27,366)
                                                                                     ------------      ------------
                                  Net cash used in
                                  investing activities .........................          (46,231)          (27,366)

                                           ESPEY MFG. & ELECTRONICS CORP.
                                              Statements of Cash Flows
                                   Three Months Ended September 30, 1998 and 1997
                                                     (continued)

                                                                                               Unaudited
                                                                                             September 30
                                                                                    ------------------------------
                                                                                        1998              1997
                                                                                    ------------      ------------
Cash Flows From Financing Activities:

         Purchase of treasury stock ............................................          (87,402)             --
                                                                                     ------------      ------------
                                  Net cash used in
                                  financing activities .........................          (87,402)             --
                                                                                     ------------      ------------

Decrease in cash and short-term investments ....................................          (65,910)         (702,396)

Cash and short-term investments, beginning of period ...........................        2,591,739        12,123,583
                                                                                     ------------      ------------

Cash and short-term investments, end of period .................................     $  2,525,829      $ 11,421,187
                                                                                     ------------      ------------

Income Taxes Paid ..............................................................     $       --        $     70,000
                                                                                     ------------      ------------

See accompanying notes to financial statements

                           ESPEY MFG. & ELECTRONICS CORP.

                          Notes to Financial Statements
                          -----------------------------

     1. In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation for results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1998 Annual Report to Stockholders and its 1998 Form 10-K.

     2. The earnings per share computations for September 30, 1998 were based on 1,110,474 shares and on 1,111,220 shares for September 30, 1997. These represent the average number of shares outstanding for each respective period.

     3. Other  income  consists  principally  of  interest  on  Certificates  of
Deposit,   Treasury  Bills,   money  market  accounts  and  dividend  on  equity
securities.

     4. For purposes of the statements of cash flows, the Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

     5. In fiscal 1989 the Company  established an Employee Stock Ownership Plan
(ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock.

     The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30,2004. Interest is payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying balance sheets.

     Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of September 30, 1998 there were 165,139 shares allocated to participants.

     6. The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", as of July 1, 1998. The adoptions of these accounting stands had no material effect on the financial position or results of operations of the Company.

                         ESPEY MFG. & ELECTRONICS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of  Operations

Net sales for the three months ended September 30, 1998 were $2,523,984 as compared to $2,503,584 for the same period in 1997. The lack of growth in sales between the comparative quarters was due principally to the low backlog which the Company experienced for most of fiscal 1998. The "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for fiscal 1998 ("1998 Form 10-K") reports the reversal of this trend starting in the latter part of fiscal 1998, and specifically reporting that approximately $5,000,000 in new orders was received during the first two months of fiscal 1999. The timing of this reversal, and the lead time required for manufacture and shipment of new orders would dictate that the effect of this reversal would not become evident until the second quarter of fiscal 1999.

The cost of sales, as a percentage of sales, rose slightly to 84% for the first quarter of fiscal 1999 as compared to the 83% reflected for the same period last year. This, however, is a decrease from the 87% which was reflected for the last quarter of fiscal 1998. Although gross profit for the current period decreased as compared to the corresponding period last year, net income increased due to a substantial reduction in selling and general and administrative expenses. This reduction in the current period was principally due to a reduction in both professional fees and employment related expenses.

Other Income remained relatively the same for the comparative three month periods, however the current period reflects the addition of dividend income, arising from the purchase for investment of preferred equity securities during the latter part of fiscal 1998. These dividends are non-taxable for Federal Income Tax purposes to the extent of 80%. Cash and short-term investments likewise reflected very little change between the comparative three month periods. The Company does not feel that there is any significant risk associated with its investment policy, since its investments are represented by Certificates of Deposit, United States Government Treasury Securities, a Money Market account, and more recently, preferred equity securities.

Net income for the three months ended September 30, 1998 were $84,042 or $.08 per share compared to $45,009, or $.04 per share for the corresponding period last year. The net earnings increase was due to both reduced overall expenses and the shipment of contracts with higher gross profit margins.

Liquidity and Capital Expenditures

There were no differences in the three month comparative periods of the Statements of Cash Flows which were either material in nature or not self explanatory.

The Company, in the first quarter, funded its operations with cash flows from operating activities and investing activities. Management currently feels that during the balance of the fiscal year, funds from operating activities will be adequate to meet funding requirements. For the first quarter capital expenditures were approximately $46,230.

Since the debt of the Company's ESOP is not to an outside party, the Company has eliminated from the Statements of Earnings the offsetting items of interest income and interest expense relating to the ESOP. The Company has eliminated the offsetting accruals from the Balance Sheets.

As previously announced in the 1998 Form 10-K the Board of Directors has decided to forgo the annual dividend in 1998. The Board is hopeful of reinstituting the payment of dividends when the Company returns to profitability on a consistent basis.

Under existing authorizations, as of September 30, 1998, funds in the amount of $1,796,589 were available for the continuing repurchase of the Company's shares.

Business  Outlook

Customer order patterns are inherently difficult to predict. As previously disclosed in the 1998 Form 10-K one of the Company's major customers consolidated and relocated several of its facilities and various personnel. The ongoing transition stage of this consolidation which caused delays in both ongoing and newly proposed programs is now complete and is reflected in our increasing backlog. The backlog as of September 30, 1997 was $7,661,378. The backlog as of September 30, 1998 was $14,632,470.

The Company presently believes that it will continue to obtain contracts more consistent with its past experience. Both Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook" of our 1998 Form 10K and the President's message in the Annual Report to
Shareholders for 1998 describe in detail the products the Company is concentrating on and the types of contracts the Company expects to receive. Management presently anticipates that sales for the second half of fiscal 1999 will exceed those of the first half.

The Company is continuing to expand its Sales and Marketing departments and restructuring its management team. Management currently anticipates that the course of action the Company is taking will enhance the Company's revenues and profitability in future periods.

Accounting Pronouncements

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was issued. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed in equal prominence with other financial statements. The Company adopted Statement No. 130 as of July 1, 1998, and the adoption had no significant impact on the Company's financial statements.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. Statement No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders, but not for interim periods in the initial year of adoption. Statement No. 131 is effective for fiscal years beginning after December 15, 1997. The Company believes that it operates as one segment, which includes three product lines (Electronic Power Supplies, Iron Core Components and Electronic Systems and Assemblies) and that adoption of Statement No. 131 will not have a significant impact on its financial statements.

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

With regard to its internal Year 2000 compliance program, the Company has completed approximately 75% of its review and, when necessary, remediation. With regard to its Year 2000 compliance program addressing the status of the Company's suppliers and customers, the Company has completed approximately 50% of its review.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

It should be noted that certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The forgoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

                         ESPEY MFG. & ELECTRONICS CORP.

                PART II:  Other Information and Signatures



Item 4.  Submission of Matters to a Vote of Security Holders

         None during the quarter.


Item 5.  Other Information

         Effective October 30, 1998 Mr. Sol Pinsley resigned as both the Chairman and a member of the Board of Directors.


Item 6.  Exhibits and Reports on Form 8-K

         None during the quarter.

                                    S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              ESPEY MFG. & ELECTRONICS CORP.





                                              /s/Howard Pinsley
                                              ---------------------------
                                              Howard Pinsley, President


                                              /s/Herbert Potoker
                                              ---------------------------------
                                              Herbert Potoker, Treasurer and
                                              Chief Financial Officer




11 November 1998
----------------
       Date