Form 10-Q
period 1998-12-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1999-02-09
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 1998
                                               -----------------

                          Commission File Number I-4383
                                                 ------

                           ESPEY MFG. & ELECTRONICS CORP.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

            NEW YORK                                14-1387171
--------------------------------------------------------------------------------
       (State of Incorporation)        (I.R.S. Employer's Identification No.)


   233 Ballston Avenue,  Saratoga Springs,  New York           12866
--------------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)



         Registrant's telephone number, include area code     518-584-4100
                                                              ------------


         Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as of February 2, 1999: 1,102,458.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           YES   [ X ]               NO  [   ]

                                      ESPEY MFG. & ELECTRONICS CORP.

                                                I N D E X



PART I   FINANCIAL INFORMATION                                             PAGE


                  Item 1   Financial Statements:


                                Balance Sheets - December 31, 1998           1
                                and June 30, 1998


                                Statements of Income - Three and             3
                                Six Months ended December 31, 1998
                                and 1997


                                Statements of Cash Flows - Six Months        4
                                Ended December 31, 1998 and 1997


                                Notes to Financial Statements                5


                  Item 2   Management's Discussion and Analysis of           7
                           Financial Condition and Results of
                           Operations


PART II  OTHER INFORMATION                                                  12

                  Item 4   Submission of Matters to a Vote
                           of Security Holders

                  Item 5   Other Information


                  Item 6   Exhibits and Reports on Form 8-K

                  SIGNATURES                                                13

                             ESPEY MFG. & ELECTRONICS CORP.

                                     Balance Sheets

                           December 31, 1998 and June 30, 1998

                                       A S S E T S
                                                           Unaudited
                                                             1998               1998
                                                          December 31         June 30
                                                         ------------------------------
CURRENT ASSETS:

         Cash and cash equivalents .................     $     92,783      $    191,739
         Short-term investments ....................        1,900,000         2,400,000
                                                         ------------      ------------
                           Total Cash and Short-term
                                    Investments ....        1,992,783         2,591,739
                                                         ------------      ------------

         Investments securities ....................        7,246,781         7,235,749

         Trade accounts receivable net of
            $3,000 allowance at December 31, 1998
            and June 30, 1998 ......................        2,333,791         1,866,336
         Other receivables .........................           57,808           289,050
                                                         ------------      ------------

                           Net Receivables .........        2,391,599         2,155,386
                                                        ------------      ------------
         Inventories:

            Raw materials and supplies .............          400,227           558,951
            Work-in-process ........................        2,091,255         2,905,269
            Costs relating to contracts in
            process ................................        7,536,589         5,324,491

                           Total Inventories .......       10,028,071         8,788,711
                                                         ------------      ------------

         Deferred income taxes .....................          337,714           348,514
         Prepaid expenses and other current assets .          350,161           189,559
                                                         ------------      ------------

                           Total Current Assets ....       22,347,109        21,309,658
                                                         ------------      ------------

                             ESPEY MFG. & ELECTRONICS CORP.

                                     Balance Sheets

                           December 31, 1998 and June 30, 1998

                                       A S S E T S
                                       (continued)
                                                           Unaudited
                                                             1998               1998
                                                          December 31         June 30
                                                         ------------------------------
Deferred Income Taxes ..............................           80,793            80,793

Property, Plant and Equipment at cost...............       12,536,655        12,344,139

         Less: Accumulated depreciation and
               amortization ........................       (9,377,293)       (9,160,482)
                                                         ------------      ------------

                  Net Property, Plant and Equipment         3,159,362         3,183,657
                                                         ------------      ------------

                           Total Assets ...........      $ 25,587,264      $ 24,574,108
                                                         ============      ============

                                      - 1 -                          (Continued)

                             ESPEY MFG. & ELECTRONICS CORP.

                                Balance Sheets, Continued

                           December 31, 1998 and June 30, 1998

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          Unaudited
                                                            1998                1998
                                                         December 31          June 30
                                                         ------------------------------
CURRENT LIABILITIES:

         Accounts Payable ..........................     $    717,807      $    207,886
         Accrued expenses:
            Salaries, wages and commissions ........          610,156           583,058
            Employees' insurance costs .............           44,388            37,472
            ESOP payable ...........................          279,331              --
            Other ..................................           13,905            12,204
            Payroll and other taxes withheld
                  and accrued ......................          101,861            43,360
                                                         ------------      ------------

                           Total Current Liabilities        1,767,448           883,980

STOCKHOLDERS' EQUITY:

         Common stock, par value .33-1/3 per
         share.  Authorized 2,250,000 shares;
         issued 1,514,937 shares at December
         31, 1998 and June 30, 1998  ...............          504,979           504,979

         Unrealized gain on available-for-sale
         securities, net $3,740 of income tax ......            7,260             7,260

         Capital in excess of par value ............       10,496,287        10,496,287

         Retained earnings .........................       22,921,992        22,671,840
                                                         ------------      ------------
                                                           33,930,518        33,680,366

         Less:  Common stock subscribed ............       (3,351,974)       (3,351,974)
                Cost of 412,479 shares on
                    December 31, 1998 and 403,717
                    on June 30, 1998 of common
                    stock in treasury ..............       (6,758,728)       (6,638,264)
                                                         ------------      ------------

                  Total Stockholders' Equity........       23,819,816        23,690,128
                                                         ------------      ------------
                       Total Liabilities and
                       Stockholders' Equity ........     $ 25,587,264      $ 24,574,108
                                                         ============      ============

See accompanying notes to financial statements

                                     ESPEY MFG. & ELECTRONICS CORP.

                                          STATEMENTS OF INCOME

                         Three and Six Months Ended December 31, 1998 and 1997


                                                   Unaudited                         Unaudited
                                                  Three Months                      Six Months
                                              1998            1997             1998            1997
                                          ------------------------------------------------------------
Net Sales ...........................     $ 3,134,377     $ 3,549,697      $ 5,658,362     $ 6,053,281

Cost of sales .......................       2,508,924       3,148,397        4,634,203       5,223,379
                                          -----------     -----------      -----------     -----------

                  Gross profit ......         625,453         401,300        1,024,159         829,902

Selling, general and administrative
 Expenses ...........................         532,737         500,660          938,518       1,007,825
                                          -----------     -----------      -----------     -----------
         Operating income (loss) ....          92,716         (99,360)          85,641        (177,923)
                                          -----------     -----------      -----------     -----------

Other income
         Interest and dividend income         143,138         140,933          292,241         290,298
         Sundry income ..............             255             382              270           1,589
                                          -----------     -----------      -----------     -----------
                                              143,393         141,315          292,511         291,887
                                          -----------     -----------      -----------     -----------

Income before income taxes ..........         236,109          41,955          378,152         113,964

Provision for income taxes ..........          70,000          17,000          128,000          44,000
                                          -----------     -----------      -----------     -----------


                  Net Income ........     $   166,109     $    24,955      $   250,152     $    69,964
                                          ===========     ===========      ===========     ===========

Income per share:


Basic and dilutive income per share .     $       .15     $       .02      $       .23     $       .06
                                          -----------     -----------      -----------     -----------


Weighted average number of shares
         outstanding ................       1,104,675       1,111,220        1,106,557       1,111,220
                                          ===========     ===========      ===========     ===========

See accompanying notes to Financial Statements

                                          ESPEY MFG. & ELECTRONICS CORP.
                                             Statements of Cash Flows
                                   Six Months Ended December 31, 1998 and 1997


                                                                                             Unaudited
                                                                                            December 31
                                                                                       1998             1997
                                                                                  ------------------------------
Cash Flows From Operating Activities:

         Net income .........................................................     $    250,152      $     69,964

Adjustments to reconcile net income to net cash used by operating activities:

         Tax effect of dividends on unallocated ESOP shares .................             --              39,084
         Depreciation .......................................................          216,811           210,040
         Changes in assets and liabilities:
                  Increase in receivables, net ..............................         (236,213)       (1,419,002)
                  Increase in inventories, net ..............................       (1,239,360)          (38,241)
                  Increase in other current assets ..........................         (160,602)         (238,073)
                  Increase in accounts payable ..............................          509,921           219,859
                  Increase in accrued salaries, wages and commissions .......           27,098           107,984
                  Increase (decrease) in accrued employee insurance costs ...            6,916            (2,756)
                  Increase in other accrued expenses ........................            1,701             4,530
                  Increase in payroll & other
                           taxes withheld and accrued .......................           58,501            26,049
                  Increase (decrease) in income tax payable .................             --            (148,606)
                  Decrease (increase) in deferred income taxes ..............           10,800            (6,611)
                  Increase in accrued ESOP contributions ....................          279,331           227,852
                                                                                  ------------      ------------

                                            Net cash used in
                                            operating activities ............         (274,944)         (947,927)
                                                                                  ------------      ------------

Cash Flows From Investing Activities:
         Proceeds from maturity of investment
            securities ......................................................        6,000,000              --
         Purchases of investment securities .................................       (6,011,032)             --
         Additions to property, plant & equipment ...........................         (192,516)          (98,856)
                                                                                  ------------      ------------

                                            Net cash used in
                                            investing activities ............         (203,548)          (98,856)
                                                                                  ------------      ------------

                                          ESPEY MFG. & ELECTRONICS CORP.
                                             Statements of Cash Flows
                                   Six Months Ended December 31, 1998 and 1997
                                                   (continued)


                                                                                             Unaudited
                                                                                            December 31
                                                                                       1998             1997
                                                                                  ------------------------------
Cash Flows From Financing Activities:

         Dividends on common stock ..........................................             --            (777,854)
         Purchase of treasury stock .........................................         (120,464)             --
                                                                                  ------------      ------------

                                            Net cash used in
                                            financing activities ............         (120,464)         (777,854)
                                                                                  ------------      ------------

Decrease in cash and short-term investments .................................         (598,956)       (1,824,637)


Cash and short-term investments, beginning of period ........................        2,591,739        12,123,583
                                                                                  ------------      ------------

Cash and short-term investments, end of period ..............................     $  1,992,783      $ 10,298,946
                                                                                  ============      ============



Income Taxes Paid ...........................................................     $       --        $    195,000
                                                                                  ============      ============

See accompanying notes to financial statements

                           ESPEY MFG. & ELECTRONICS CORP.

                          Notes to Financial Statements
                               -------------------

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

     2. The income per share computations for December 31, 1998 were based on 1,106,557 shares and on 1,111,220 shares for December 31, 1997. These represent the average number of shares outstanding for each respective period.

     3. Other income consists principally of interest on Certificates of Deposit, Treasury Bills, money market accounts and dividends on equity securities.

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

     Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of December 31, 1998 there were 165,139 shares allocated to participants.

     6. The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", as of July 1, 1998. The adoptions of these accounting standards had no material effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Results of Operations
---------------------

Net sales for the six months ended December 31, 1998 were $5,658,362 as compared to $6,053,281 for the same period in 1997. Net sales for the three months ended December 31, 1998 were $3,134,377 as compared to $3,549,697 for the same period in 1997. The Company's decline in sales for the three and six month periods ended December 31, 1998 as compared to December 31,1997 is largely due to customer determined delivery schedules and the time required for product development.

Net income for the six months ended December 31, 1998 was $250,152 or $.23 per share compared to $69,964 or $.06 per share for the corresponding period ended December 31, 1997. The net earnings increase was due to favorable product mix and an overall decrease in selling, general and administrative expenses.

The Company continues to diversify its customer base and product line. The backlog at December 31, 1998 was approximately $17,700,000, an increase of 50% over the prior year. (See Business Outlook section for further discussion).

During the first half and second quarter of fiscal 1999, gross profits were 23% and 56% higher, respectively, than in the same periods of fiscal 1998. The increase in gross profit was predominately due to favorable product mix and increased efficiency in manufacturing and engineering.

Selling, general and administrative expenses were $938,518 for the six months ended December 31, 1998, a decrease of $69,307, or 6.9%, as compared to the six months ended December 31, 1997. The reduction is primarily due to a decrease in professional fees and employment related expenses.

Other income for the three and six months ended December 31, 1998 remained relatively the same as compared to the three and six months ended December 31, 1997. The Company does not feel that there is any risk associated with its investment policy, since a majority of the investments are represented by United States Government Treasury Securities, preferred equity securities, and a money market account.


Liquidity and Capital Resources
-------------------------------

As of December 31, 1998, the Company had working capital of $20.6 million compared to $20.4 million at December 31, 1997. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and short term investments.

The table below presents the summary of cash flow for the periods indicated:

                                                      Six Months Ended December 31,
                                                      -----------------------------
                                                          1998            1997
                                                        --------        --------
Net cash used in operating activities ..........        $274,944        $947,927
Net cash used in investing activities ..........         203,548          98,856
Net cash used in financing activities ..........         120,464         777,854

Net cash used in operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. The increase in net cash used in investing activities relates mainly to increased plant and equipment expenditures. The decrease in cash used in financing activities is due to the suspension of the 1998 dividends by the Company's Board of Directors. The Board is hopeful of reinstituting the payment of dividends when the Company returns to profitability on a consistent basis.

The Company believes that the cash generated from operations and when necessary, from cash and short-term investments, will be sufficient to meet its long-term funding requirements. For the first half of fiscal 1999 capital expenditures were approximately $193,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Statements of Income the offsetting items of interest income and interest expense relating to the ESOP. The Company has eliminated the offsetting accruals from the Balance Sheets.

During the six months ended December 31, 1998 the Company repurchased 8,762 shares of its common stock from the Company's ESOP. Under existing authorizations, as of December 31, 1998, funds in the amount of $1,763,527 were available for the continuing repurchase of the Company's shares.

Business Outlook
----------------

The backlog as of December 31, 1998 was approximately $17,700,000, as compared to approximately $11,500,000 as of December 31, 1997. The Company continues to grow the backlog while maintaining current sales levels. This was particularly evident in the six months ended December 31, 1998, during which the Company received in excess of $11 million in new orders. Management expects this trend to continue and is currently anticipating several new contracts.

Management continues to anticipate that the course of action the Company is taking will enhance revenue and profitability in future periods. Both Item 7, "Management's

Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook" of our 1998 Form 10-K, and the President's message accompanying our 1998 Annual Report to Shareholders, describe in detail the products the Company is concentrating on and the type of contracts the Company expects to receive.

Accounting Pronouncements
-------------------------

In June 1997, Statement of Financial Accounting Standards No.130, "Comprehensive Income" was issued. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed in equal prominence with other financial statements. The Company adopted Statement No. 130 as of July 1, 1998, and the adoption had no impact on the Company's financial statements since there are no significant items between the Company's statement of income and the information that would be presented in a statement of comprehensive income.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information " was issued. Statement No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders but not for interim periods in the initial year of adoption. Statement No. 131 is effective for fiscal years beginning after December 15, 1997. The Company believes that it operates as one segment, which includes three product lines (Electronic Power Supplies, Transformers and Magnetic Components, and Electronics Systems and Assemblies) and Statement No. 131 did not have an impact on its financial statements.

Year 2000 Issues
----------------

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

The Company formed a team to address the Year 2000 issue that encompasses operating and administrative areas of the Company. The team has the responsibility of identifying and resolving significant Year 2000 issues in a timely manner. In addition, executive management continues to monitor the status of the Company's Year 2000 remediation. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's manufacturing processes and products. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers. The Company continues to communicate with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date no significant issues have been identified as to internally used software, computer hardware and use of computer applications in the Company's manufacturing processes and products. In addition, no issues have been identified regarding significant suppliers and large customers.

Finally, with regard to products sold by the Company, Management has determined that contingencies related to the Year 2000 Issue are unlikely to have a material adverse effect. Accordingly, the Company has not established a contingency plan and does not anticipate creating such a plan.

The Company is utilizing both internal and external resources to reprogram, or replace and test, the software it currently uses for Year 2000 modifications. The Company had expected its Year 2000 assessment and remediation program to be substantially completed by January 31, 1999. The Company now plans to substantially complete its Year 2000 assessment and remediation by June 30, 1999. The delay is not a result of the Company encountering any Year 2000 difficulties. Management was simply optimistic in its earlier targeted completion date. The total project cost has not yet been determined. To date, the Company has not incurred any material costs and does not anticipate incurring any material costs, related to the assessment and remediation of its Year 2000 issues.

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

With regard to its internal Year 2000 compliance program, the Company has completed approximately 80% of its review and, when necessary, 100% of remediation. With regard to its Year 2000 compliance program addressing the status of the Company's suppliers and customers, the Company has completed approximately 50% of its review.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
--------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995.
-----------------------------------------

It should be noted that certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. Any or all of the Company's forward looking statements may turn out to be wrong. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

                         ESPEY MFG. & ELECTRONICS CORP.


PART II:  Other Information

Item 4.  Submission of Matters to a Vote of  Security Holders
         ----------------------------------------------------

         a)   The  Company's   Annual  Meeting  of  Shareholders   (the  "Annual
              Meeting") was held on December 11, 1998.

         b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management's nominees listed in the proxy statement. Both of the nominees listed in the proxy statement were elected.

         c)   The following matters were voted upon at the Annual Meeting:

              1. The election of two Class B  directors.  The votes were cast as follows:

                                                For                Withheld
                                                ---                --------

          William P. Greene                   923,611               26,644
          Seymour Saslow                      921,601               28,654

               2.  Ratification   of   PricewaterhouseCoopers   L.L.P.   as  the
                   Company's independent public auditors for the fiscal year ending June 30, 1999. The votes were cast as follows:


                             For              Against           Abstain
                           -------            -------           -------
                           928,755             3,200             18,200

               3. A shareholder proposal recommending that the Board of Directors consider the initiation and consummation of a merger, sale or other extraordinary transaction. The votes were cast as follows:

                             For              Against           Abstain
                           -------            -------           -------
                           61,399             728,627            13,878

Item 5.  Other Information
         -----------------

         Effective December 11, 1998, Mr. Howard Pinsley was elected to serve as President and Chief Executive Officer. Mr. Pinsley had been interim President and Chief Operating Officer since June 9, 1998.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

              EX-27 - Financial Data Schedule (for electronic filing only)

         (b) Reports on Form 8-K

              Form 8-K, filed October 30, 1998, reporting under Items 4 and 7, announcing a change in audit firms.



                               S I G N A T U R E S
                               -------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                ESPEY MFG. & ELECTRONICS CORP.




      February 5, 1999                          /s/Howard Pinsley
                                                -----------------
                                                Howard Pinsley, President and
                                                Chief Executive Officer


      February 5, 1999                          /s/David O'Neil
                                                ---------------
                                                David O'Neil, Controller
                                                And Assistant Treasurer