Form 10-Q
period 1999-03-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1999-05-12
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended March 31, 1999
                                               --------------

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
                                                              ------------

         Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as of May 4, 1999: 1,101,308 .

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           YES   [ X ]             NO   [   ]

                         ESPEY MFG. & ELECTRONICS CORP.

                                    I N D E X





PART I   FINANCIAL INFORMATION                                            PAGE


         Item 1   Financial Statements:


                           Balance Sheets - March 31, 1999                  1
                           and June 30, 1998


                           Statements of Income - Three Months              3
                           and Nine Months Ended March 31, 1999
                           and 1998


                           Statements of Cash Flows - Nine Months           4
                           Ended March 31, 1999 and 1998


                           Notes to Financial Statements                   5


         Item 2   Management's Discussion and Analysis of                  7
                  Financial Condition and Results of
                  Operations.



PART II  OTHER INFORMATION                                                12

                  SIGNATURES                                              13

                                ESPEY MFG. & ELECTRONICS CORP.

                                        Balance Sheets

                               March 31, 1999 and June 30, 1998

                                          A S S E T S


                                                                    Unaudited
                                                                 March 31, 1999  June 30,1998
                                                                 --------------  ------------
CURRENT ASSETS:

         Cash  and cash equivalents .........................     $ 1,084,530     $   191,739
         Short-term investments .............................         200,000       2,400,000
                                                                  -----------     -----------
                           Total Cash and Short-term
                                    Investments .............       1,284,530       2,591,739

         Investments securities .............................       6,653,634       7,235,749

         Trade accounts receivable net of
            $3,000 allowance March 31, 1999
            and June 30, 1998 ...............................       2,613,306       1,866,336
         Other receivables ..................................          99,449         289,050
                                                                  -----------     -----------

                           Net Receivables ..................       2,712,755       2,155,386

         Inventories:

            Raw materials and supplies ......................         526,507         558,951
            Work-in-process .................................       2,443,844       2,905,269
            Costs relating to contracts in
                  process ...................................       8,533,718       5,324,491
                                                                  -----------     -----------

                           Total Inventories ................      11,504,069       8,788,711
                                                                   ----------     -----------

         Deferred income taxes ..............................         357,154         348,514
         Prepaid expenses and other current assets ..........         261,259         189,559
                                                                  -----------     -----------

                           Total Current Assets .............      22,773,401      21,309,658
                                                                  -----------     -----------

Deferred income taxes .......................................          80,793          80,793

                                ESPEY MFG. & ELECTRONICS CORP.

                                        Balance Sheets

                               March 31, 1999 and June 30, 1998

                                          A S S E T S


                                                                    Unaudited
                                                                 March 31, 1999  June 30,1998
                                                                 --------------  ------------
PROPERTY, PLANT AND EQUIPMENT AT COST .......................      12,651,942      12,344,139

         Less: Accumulated depreciation and
               amortization .................................      (9,488,811)     (9,160,482)
                                                                  -----------     -----------

                           Net Property, Plant, and Equipment       3,163,131       3,183,657
                                                                  -----------     -----------

                           TOTAL ASSETS .....................     $26,017,325     $24,574,108
                                                                  ===========     ===========

See accompanying notes to financial statements.

                                       - 1 -                         (Continued)

                                     ESPEY MFG. & ELECTRONICS CORP.

                                        Balance Sheets, Continued

                                    March 31, 1999 and June 30, 1998

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           Unaudited
                                                                        March 31, 1999     June 30, 1998
                                                                        --------------     -------------
CURRENT LIABILITIES:

         Accounts payable ..........................................     $    605,675           207,886
         Accrued expenses:
            Salaries, wages and commissions ........................          701,402           583,058
            Employees' insurance costs .............................           55,304            37,472
            ESOP payable ...........................................          406,390              --
            Other ..................................................           22,128            12,204
            Payroll and other taxes ................................          336,553            43,360
            Dividends payable ......................................          110,246              --
                                                                         ------------      ------------

                           TOTAL CURRENT LIABILITIES ...............        2,237,698           883,980


STOCKHOLDERS' EQUITY:

         Common stock, par value .33-1/3 per
         share.  Authorized 2,250,000 shares;
         issued 1,514,937 shares March 31, 1999
         and June 30, 1998  ........................................          504,979           504,979

         Unrealized gain (loss) on available-for-sale
         securities, net of income tax .............................           (8,100)            7,260

         Capital in excess of par value ............................       10,496,287        10,496,287

         Retained earnings .........................................       22,911,288        22,671,840
                                                                         ------------      ------------
                                                                           33,904,454        33,680,366

         Less:  Common stock subscribed ............................       (3,351,974)       (3,351,974)

                    Cost of 413,629 shares on March
                    31, 1999 and  403,717 on June 30, 1998 of common
                    stock in treasury ..............................       (6,772,853)       (6,638,264)

                           TOTAL  STOCKHOLDERS' EQUITY .............       23,779,627        23,690,128
                                                                         ------------      ------------

                                    TOTAL ..........................     $ 26,017,325      $ 24,574,108
                                                                         ============      ============

                 See accompanying notes to financial statements.

                                         ESPEY MFG. & ELECTRONICS CORP.

                                              STATEMENTS OF INCOME

                              Three and Nine Months Ended March 31, 1999 and 1998


                                                          Unaudited                         Unaudited
                                                         Three Months                      Nine Months
                                                 ---------------------------      ----------------------------
                                                     1999            1998             1999             1998
                                                 -----------     -----------      -----------      -----------
Net Sales ..................................     $ 3,089,547     $ 2,240,347      $ 8,747,908      $ 8,293,629
Cost of sales ..............................       2,637,732       2,697,955        7,271,935        7,921,334
                                                 -----------     -----------      -----------      -----------

                  Gross profit (loss) ......         451,815        (457,608)       1,475,973          372,295

Selling, general and administrative expenses         421,456         468,375        1,370,974        1,476,201
                                                 -----------     -----------      -----------      -----------
                  Operating income (loss) ..          30,359        (925,983)         104,999       (1,103,906)
                                                 -----------     -----------      -----------      -----------
Other income
         Interest income ...................         107,339         137,595          399,400          427,892
         Sundry income .....................           4,025          11,603            4,295           13,192
                                                 -----------     -----------      -----------      -----------
                                                     111,364         149,198          403,695          441,084
                                                 -----------      -----------      -----------      -----------

Income(loss)before income taxes ............         141,723        (776,785)         508,694         (662,822)
                                                 -----------      -----------      -----------      -----------

Provision(benefit)for income taxes .........          42,000        (269,359)         159,000         (225,359)
                                                 -----------     -----------      -----------      -----------

                  Net income(loss) .........     $    99,723     ($  507,426)     $   349,694      ($  437,463)
                                                 -----------      -----------      -----------      -----------

Basic and dilutive income(loss)per share ...     $       .09     ($      .46)     $       .32      ($      .39)
                                                 -----------     -----------      -----------      -----------

Weighted average number of shares
outstanding ................................       1,102,296       1,111,220        1,105,157        1,111,220
                                                 ===========     ===========      ===========      ===========

See accompanying notes to financial statements.

                                        ESPEY MFG. & ELECTRONICS CORP.
                                           Statements of Cash Flows
                                  Nine Months Ended March 31, 1999 and 1998

                                                                                         Unaudited
                                                                                          March 31
                                                                                   1999              1998
                                                                              ------------      ------------
Cash Flows From Operating Activities:

         Net income (loss) ..............................................     $    349,694      $   (437,463)
Adjustments to reconcile net  income (loss) to net
cash provided by operating activities:

         Tax effect of dividends on unallocated ESOP shares .............             --              39,085
         Depreciation ...................................................          328,329           315,059
         Changes in assets and liabilities:
                  Increase in receivables, net ..........................         (557,369)         (504,216)
                  Increase in inventories ...............................       (2,715,358)         (350,407)
                  Increase in  other current assets .....................          (71,700)         (166,515)
                  Increase  in accounts payable .........................          397,789           103,155
                  Increase in accrued salaries, wages
                           commissions ..................................          118,344           157,153
                  Increase (decrease) in accrued employee ...............
                           insurance costs                                          17,832            (4,264)
                  Increase  in other accrued expenses ...................            9,924             1,749
                  Increase  in payroll and other
                           taxes withheld and accrued ...................
                  Decrease in income tax payable ........................          293,193            36,400
                  Decrease in deferred income taxes .....................               --          (148,606)
                  Increase  in accrued ESOP contributions ...............               --          (231,970)
                                                                                   406,390           341,778
                                                                              ------------      ------------
                                            Net cash used in
                                            operating activities ........
                                                                                (1,422,932)         (849,062)
                                                                              ------------      ------------
Cash Flows From Investing Activities:

         Additions to property, plant  and  equipment ...................
         Proceeds from maturity of investment securities ................         (307,803)         (270,570)
         Purchases of investment securities .............................        7,000,000                --
                                                                                (6,441,885)               --
                                                                              ------------      ------------
                                            Net cash provided by(used in)
                                            investing activities ........
                                                                                   250,312          (270,570)
                                                                              ------------      ------------

                                        ESPEY MFG. & ELECTRONICS CORP.
                                           Statements of Cash Flows
                                  Nine Months Ended March 31, 1999 and 1998

                                                                                         Unaudited
                                                                                          March 31
                                                                                   1999              1998
                                                                              ------------      ------------
Cash Flows From Financing Activities:

         Purchase of treasury stock .....................................         (134,589)             --
         Dividends on common stock ......................................             --            (777,854)
                                                                              ------------      ------------

                                            Net cash used in
                                            financing activities ........         (134,589)         (777,854)
                                                                              ------------      ------------

Decrease in cash and short-term investments .............................       (1,307,209)       (1,897,486)

Cash and short-term investments, beginning of period ....................        2,591,739        12,123,583
                                                                              ------------      ------------

Cash and short-term investments, end of period ..........................     $  1,284,530      $ 10,226,097
                                                                              ============      ============

Supplemental disclosure of cash flows information

Income Taxes Paid .......................................................     $    110,000      $    195,000
                                                                              ============      ============

Dividends payable .......................................................     $    110,246              --
                                                                              ============      ============

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

     2. The income per share computations for the nine months ended March 31, 1999 and 1998 were based on 1,105,157 and 1,111,220 shares, respectively. These represent the weighted average number of shares outstanding for each respective period. Pursuant to the Company's Stock Rights Plan common stock purchase rights under the Plan could potentially dilute earnings per common share in the future.

     3. Other income consists principally of interest on Certificates of Deposit, Treasury Bills, money market accounts and dividends on equity securities.

     4. For purposes of the statements of cash flows, the Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

     5. In fiscal 1989 the Company  established an Employee Stock Ownership Plan
        (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 to the ESOP, which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock.

         The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Interest is payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying balance sheets.

         Each year, the Company will make contributions to the ESOP, which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of March 31, 1999 there were 146,620 shares allocated to participants.

     6. The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", as of July 1, 1998. The adoption of this accounting standard had no material effect on the financial position or results of operations of the Company.

     7. The Company adopted the provisions of SFAS No. 130, "Comprehensive Income" during the nine months ended March 31, 1999. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

         Total comprehensive income consists of:

                                                Nine Months Ended              Three Months Ended
                                                    March 31,                       March 31,
                                               1999          1998            1999           1998
                                            ---------      ---------      ---------      ---------
Net income (loss) .....................     $ 349,694      ($437,463)     $  99,723      ($507,426)
  Unrealized loss on available for sale
   securities .........................        (8,100)          --          (15,360)          --
                                            ---------      ---------      ---------      ---------
Total comprehensive income ............     $ 341,594      ($437,463)     $  84,363      ($507,426)
                                            =========      =========      =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales for the nine months ended March 31, 1999, were $8,747,908 as compared to $8,293,629 for the same period in 1998. Net sales for the three months ended March 31, 1999, were $3,089,547 as compared to $2,240,347 for the same period in 1998. The Company's increase in sales for the three and nine month periods ended March 31, 1999, as compared to March 31, 1998, is a result of the Company beginning to realize the benefits of the continued increase in the backlog that has occurred over the last several quarters. The orders taken in earlier quarters are being completed and shipped as expected. Leading the increase in sales is the increased demand from foreign customers, and for spare parts and commercial power supplies.

Net income for the nine months ended March 31, 1999, was $349,694 or $.32 per share compared to a net loss of $437,463 or ($.39) per share for the corresponding period ended March 31, 1998. The net income increase was due to increased Net Sales, favorable product mix and an overall decrease in selling, general and administrative expenses.

For the three and nine months ended March 31, 1999, gross profits were 451,815 and 1,475,973, respectively. Gross profits were ($457,608) and $372,295 for the three and nine months ended March 31, 1998, respectively. The increase in gross profit was predominately due to increased efficiency in manufacturing and engineering and favorable product mix.

Selling, general and administrative expenses were $1,370,974 for the nine months ended March 31, 1999, a decrease of $105,227, or 7.1%, as compared to the nine months ended March 31, 1998. The reduction is primarily due to a decrease in professional fees and employment related expenses.

Other income for the three and nine months ended March 31, 1999, remained relatively the same as compared to the three and nine months ended March 31, 1998. The Company does not believe that there is any significant risk associated with its investment policy, since the majority of it's investments are represented by United States Government Treasury Securities, preferred equity securities, and a money market account.

Liquidity and Capital Resources
-------------------------------

As of March 31, 1999, the Company had working capital of $20.6 million compared to $20.1 million at March 31, 1998. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and short term investments.

The table below presents the summary of cash flow for the periods indicated:

                                                                   Nine Months Ended March 31,
                                                              ------------------------------------
                                                                 1999                      1998
                                                              ----------               -----------
Net cash used in operating activities                         $1,422,932               $   849,062
Net cash provided by (used in) investing activities              250,312                  (270,570)
Net cash used in financing activities                            134,589                   777,854

Net cash used in operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. The decrease in cash used in financing activities is due to the suspension of the 1998 annual dividend by the Company's Board of Directors. The Board reinstituted the payment of a quarterly dividend at the February Board of Directors Meeting. A quarterly dividend in the amount of $.10 per share was declared payable on April 1, 1999 to shareholders of record on March 1, 1999. The Board of Directors will continue to evaluate the quarterly dividend policy and declare dividends based on the Company's financial performance.

The Company believes that the cash generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meets its long-term funding requirements. For the first nine months of fiscal 1999 capital expenditures were approximately $308,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Statements of Income the offsetting items of interest income and interest expense relating to the ESOP. The Company has eliminated the offsetting accruals from the Balance Sheets.

During the nine months ended March 31, 1999, the Company repurchased 11,062 shares of its common stock from the Company's ESOP and other private transactions. Under existing authorizations, as of March 31, 1999, funds in the amount of $1,749,402 were available for the continuing repurchase of the Company's shares.

Business Outlook
----------------

The Company continues to diversify its customer base and product line. The backlog at March 31, 1999, was approximately $16,025,000, an increase of 39% over the prior year. The Company continues to have higher net sales while maintaining and replenishing the backlog.
Management expects this trend to continue.

Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook" of our 1998 Form 10-K, and the President's message accompanying our 1998 Annual Report to Shareholders, describe in detail the products of the Company and the type of contracts the Company expects to receive.

Accounting Pronouncements
-------------------------

In June 1997, Statement of Financial Accounting Standards No. 130, "Comprehensive Income" was issued. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed in equal prominence with other financial statements. The Company adopted Statement No. 130 as of July 1, 1998. See note 7 to the financial statements.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information " was issued. Statement No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders but not for interim periods in the initial year of adoption. Statement No. 131 is effective for fiscal years beginning after December 15, 1997. The Company believes that it operates as one segment and Statement No. 131 did not have material effect on its financial statements.

Year 2000 Issues
----------------

The Company's Year 2000 team has the responsibility of identifying and resolving significant Year 2000 issues in a timely manner. In addition, management continues to monitor the status of the Company's Year 2000 remediation.

The process has included an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's manufacturing processes and products. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers. The Company continues to communicate with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date no significant issues have been identified as to internally used software, computer hardware and use of computer applications in the Company's manufacturing processes and products. In addition, no issues have been identified regarding significant suppliers and large customers.

Finally, with regard to products sold by the Company, management has determined that contingencies related to the Year 2000 Issue will not have a material adverse effect. Accordingly, the Company has not established a contingency plan and does not anticipate creating such a plan.

The Company is utilizing both internal and external resources to reprogram, or replace and test, the software it currently uses for Year 2000 modifications. The Company has substantially completed its Year 2000 assessment and remediation. The total project costs to date related to the assessment and remediation of its Year 2000 issues are not material.

With regard to its internal Year 2000 compliance program, the Company has completed approximately 98% of its review and, when necessary, 100% of remediation. With regard to its Year 2000 compliance program addressing the status of the Company's suppliers and customers, the Company has completed approximately 95% of its review.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

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

         None

Item 5.  Other Information
         -----------------

         None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

              EX-27 - Financial Data Schedule (for electronic filing only)

         (b) Reports on Form 8-K

              Form 8-K, filed February 22, 1999, reporting under Items 5 and 7, announcing an amendment to certain provisions of the Rights Agreement dated March 31, 1989 .

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ESPEY MFG. & ELECTRONICS CORP.




         May 11, 1999                       /s/ Howard Pinsley
                                            ------------------
                                            Howard Pinsley, President and
                                            Chief Executive Officer


         May 11, 1999                       /s/David O'Neil
                                            ---------------
                                            David O'Neil, Controller
                                            and Assistant Treasurer