Form 10-K
period 1999-06-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1999-09-28
CIK 33533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ________________ to

                           Commission File No. 1-4383

                         ESPEY MFG. & ELECTRONICS CORP.
             (Exact name of registrant as specified in its charter)

          New York                                     14-1387171
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)

                 233 Ballston Avenue, Saratoga Springs, NY 12866
--------------------------------------------------------------------------------
          (Address of principal executive offices including Zip Code)

       (Registrant's telephone number including area code) (518) 584-4100

                                            Name of Each Exchange
            Title of Each Class              on Which Registered
            -------------------              -------------------
     Common Stock $.33-1/3 par value        American Stock Exchange
     Common Stock Purchase Rights           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $11,712,576.75 as of September 15, 1999 based upon the closing sale price of $14.75 on the American Stock Exchange on September 15, 1999.

The number of shares of common stock outstanding as of September 15, 1999 was 1,048,631.

                                     PART I

Item 1.        Business.

General

Espey Mfg. & Electronics Corp. (the "Company") has been and intends to continue to be engaged principally in the development, design, production and sales of specialized electronic supplies, a wide variety of transformers and other types of iron-core components, and electronic system components. In some cases, the Company manufactures such products in accordance with pre-developed mechanical and electrical requirements. In other cases, the Company is responsible for both the overall design and manufacture of the product. The Company does not generally manufacture standardized components. The Company operates a one segment business and was incorporated in 1928.

The electronic power supplies and components manufactured by the Company find application principally in (i) aircraft, (ii) shipboard and land based radar,
(iii) locomotives,  (iv) short, medium range and global  communication  systems,
(v)navigation  systems for aircraft,  (vi) nuclear  submarine  control  systems,
(vii) missile guidance and control systems and (viii) land-based military vehicles.

The Company's iron-core components include (i) transformers of the audio, power and pulse types, (ii) magnetic amplifiers and (iii) audio filters.

The electronic system components manufactured by the Company include antenna systems and high power radar transmitters. These system components utilize the Company's own electronic power supplies, transformers and other iron-core components and mechanical assemblies.

In the fiscal year ended June 30, 1999 (referred to herein as "1999"), the Company's total sales were $13,629,692. Sales to two domestic customers and one foreign customer accounted for 37.6%, 25.4% and 11.2%, respectively, of total sales in 1999. Sales to three domestic customers accounted for 47.9%, 14.7%, and 12.5%, respectively, of total sales in 1998. Sales to two domestic customers accounted for 19.9% and 61.4%, respectively, of total sales in 1997.

Export sales in 1999 were approximately $2,500,000 and were not significant in 1998 or 1997. During 1999, the Company established a foreign sales corporation.

Raw Materials

The Company has never experienced any significant delay or shortage with respect to the purchase of raw materials and components used in the manufacture of its products, and has at least two potential sources of supply for all raw materials.

Sales Backlog

At September 1, 1999, the Company's backlog was approximately $25,500,000 which is the highest it has been since 1992. The total backlog at June 30, 1999 was approximately $16,961,000 as compared to approximately $12,168,000 as of June

30, 1998. The Company's backlog is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7, below.

It is presently anticipated that a minimum of $13,000,000 of orders comprising the June 30, 1999 backlog will be filled during the fiscal year ending June 30, 2000. This is in addition to any shipments which may be made against orders subsequently received during the fiscal year ending June 30, 2000. The estimate of the June 1999 backlog to be shipped in fiscal 2000 is subject to future events which may cause the amount of the backlog actually shipped to change.


Marketing and Competition

The Company markets its products primarily through its own direct sales organization. Business is solicited from Fortune 500 companies, United States and foreign governments and major foreign electronic equipment companies. In certain countries the Company has external sales representatives to help solicit and coordinate foreign contracts. The Company is also on the eligible list of contractors of many agencies of the Department of Defense and generally is automatically solicited by such agencies for procurement needs falling within the major classes of products produced by the Company. In addition, the Company directly solicits bids from both the Department of Defense and other United States Government agencies for prime contracts.

There is competition in all classes of products manufactured by the Company, from divisions of the largest electronic companies in the country, as well as many small companies. The Company's sales do not represent a significant share of the industry's market for any class of its products. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price, product performance, the experience of the particular company and history of its dealings in such products. The Company, as well as other companies engaged in supplying equipment for military use, is subject to various risks, including, without limitation, dependence on government appropriations and program allocations, the competition for available military business, and termination of orders for convenience.

The Company's business is not considered to be of a seasonal nature.

Research and Development

The Company's expenditures for research and development were approximately $291,000, $244,000 and $223,000 in 1999, 1998 and 1997, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvement of existing products.

Employees

The number of persons employed by the Company as of September 14, 1999 was 202.

Government Regulations

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in 1999, and the Company believes will not in fiscal 2000 or any succeeding fiscal year, have a material effect upon the capital expenditures, earnings or competitive position of the Company.



Item 2.        Properties.

The Company's principal manufacturing and all of its engineering facilities are at its plant in Saratoga Springs, New York, which the Company owns.

The Saratoga Springs plant consists of various closely adjoining one-story buildings. The plant has a sprinkler system throughout and contains approximately 151,000 square feet of floor space, of which 90,000 is used for manufacturing, 24,000 for engineering, 33,000 for shipping and climatically secured storage, and 4,000 for offices. The offices, engineering and some manufacturing areas are air-conditioned. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, plating impregnation and spray painting operations. The manufacturing operation also includes a complete machine shop, with welding and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. In addition to meeting all of the Company's in-house needs, the plating, machine shop and environmental facilities are available to other companies on a contract basis.

The Company owns an additional manufacturing facility in a three-story building of approximately 4,000 square feet in Gloversville, New York. The facility is used primarily for subcomponent wiring and assembly.

The Company maintains a sales office in Great Neck, New York. This space, comprising approximately 750 square feet, is leased from a non-affiliated person for a term expiring on September 9, 2001.

Item 3.        Legal Proceedings.

               None

Item 4.        Submission of Matters to a Vote of Security Holders.

               None

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





      1999                  High              Low
First Quarter              14 5/8            12 3/4
Second Quarter             13 3/8            12 3/8
Third Quarter              14 1/8            11 3/4
Fourth Quarter             12 3/4            11 1/4


     1998                    High              Low

First Quarter              17 3/8            16 3/8
Second Quarter             18 1/8            16 3/4
Third Quarter              17                15
Fourth Quarter             15 3/8            13 3/4


Holders

The approximate number of holders of record of the common stock was 178 on September 13, 1999 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid a cash dividend on the common stock of $.20 per share for the fiscal year ended June 30, 1999 and $.70 per share in its fiscal year ended June 30, 1998. The Board of Directors has authorized the payment of an annual dividend of $.20 per share in fiscal 2000. This dividend will be paid quarterly at $.05 per share at the end of each of the four quarters in fiscal 2000.

Item 6.        Selected Financial Data.

                                            ESPEY MFG. & ELECTRONICS CORP.
                                            Five Years Ended June 30, 1999



                                                                     Year Ended June 30,
                                     ---------------------------------------------------------------------------------
Selected Income Statement Data            1999             1998              1997             1996             1995
                                     ------------     ------------      ------------     ------------     ------------
Net sales ......................     $ 13,629,692     $ 10,793,572      $ 15,166,075     $ 16,800,200     $ 14,574,097
Operating income (loss) ........          690,839       (1,750,663)          342,177          209,226           24,064
Other income, net ..............          441,762          595,691           525,046          575,006          726,073
                                     ------------     ------------      ------------     ------------     ------------

       Net income (loss) .......          730,601         (739,602)          563,128          522,737          491,767

Income (loss) per common share:      $        .66     $       (.67)     $        .51     $        .41     $        .37
                                     ============     ============      ============     ============     ============

Selected Balance Sheet Data

Current assets .................       22,091,114       21,309,658        21,819,899       21,499,805       25,243,909
Current liabilities ............        1,274,126          883,980           599,180          623,908          983,401
Working capital ................       20,816,988       20,425,678        21,220,719       20,875,897       24,260,508
Total assets ...................       25,394,712       24,574,108        25,199,951       24,950,043       28,839,718
Long-term liabilities (deferred
     income taxes) .............             --               --                --               --             30,697
                                     ------------     ------------      ------------     ------------     ------------

Stockholders' equity ...........       24,120,586       23,690,128        24,600,771       24,326,135       27,825,620
                                     ------------     ------------      ------------     ------------     ------------

Cash dividends declared and paid
     per common share ..........     $        .20     $        .70      $        .70     $        .70     $        .60
                                     ============     ============      ============     ============     ============

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

Net Sales for fiscal years ended June 30, 1999, 1998,and 1997, were
$13,629,692,  $10,793,572  and  $15,166,075,  respectively.  The 26% increase in sales over 1998 is a result of the Company beginning to realize the benefits of intensified marketing efforts in an attempt to increase business with existing customers as well as establishing new customer relationships. These efforts have provided for the continued increase in the backlog that has occurred over the last several quarters. At September 1, 1999, the Company's backlog was approximately $25,500,000, which is the highest it has been since 1992. The backlog at June 30, 1999 was approximately $16,961,000, a 39% increase over the June 30, 1998 backlog. The increase in sales orders resulted from the increased demand from foreign customers, and for spare parts and commercial power supplies.

The decrease in Net Sales in 1998 as compared to 1997 was primarily a result of the relatively low June 30, 1997 backlog. The backlog was low due to the consolidation and relocation of the facilities and personnel of one of the Company's major customers, and the attendant delay in its issuance of new orders and establishment of new programs.

Net income for fiscal 1999, was $730,601 or $.66 per share compared to a net loss of $739,602 or ($.67) per share for fiscal 1998. The net income increase was due to increased Net Sales, favorable product mix and an overall decrease in selling, general and administrative expenses.

For fiscal years ended June 30, 1999, 1998 and 1997 gross profits were $2,537,676, $685,953 and $2,150,639, respectively. The increase in gross profit in 1999 was predominately due to increased efficiency in manufacturing and engineering workforce and favorable product mix. The decrease in gross profit in 1998, as compared to 1997, is largely attributable to the 29% decrease in sales during 1998 and the fact that in an effort to expand and diversify product lines the Company accepted certain contracts with negative profit margins.

Selling, general and administrative expenses were $1,846,837 for the year ended June 30, 1999, a decrease of $110,279, or 5.6% as compared to the prior year. The reduction is primarily related to a decrease in professional fees, officers salaries and employment related expenses. Selling, general and administrative expenses increased approximately 8% in the 1998 fiscal year as compared to the 1997 fiscal year. No one factor accounted for this increase.

Other income declined, as expected, as the company continued to increase the backlog and improve overall net sales, more cash was being utilized in operations for inventory and higher accounts receivable balances during fiscal 1999. This trend left the company with less cash to invest in interest bearing securities. Also, interest rates declined slightly in fiscal 1999 from fiscal 1998.


Business Outlook

The Company continues to increase Net Sales while also increasing the existing backlog. During the first nine weeks of fiscal 2000, the Company received approximately $13,000,000 in new orders. The backlog of over $25 million as of September 1, 1999, gives the Company a solid base to grow from over the next few years. In addition to the backlog, the Company currently has outstanding quotations well in excess of $60 million for both repeat and new programs. The Company has received major contracts for power supplies which should find extensive use throughout the world. The Company has also received substantial orders for spare parts on the various types of transmitters which are already in the field, and a number of contracts for further development and manufacture of numerous transformers. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. Management presently anticipates that the Company will realize both an increase in revenues and income in 2000, however, there can be no assurance that the Company will acquire any or all of the proposed orders described above since such a forward-looking statement is subject to future events, market conditions, political stability of foreign governments, and allocations of the United States defense budget.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past three fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last three fiscal years and does not currently anticipate that it will borrow any funds during fiscal year 2000.

The Company's working capital as of June 30, 1999, 1998 and 1997 was $20,816,988, $20,425,678,and $21,220,719, respectively. During 1999 the Company repurchased 47,562 shares of its common stock from the Company's ESOP and in other private and public transactions, for a total purchase price of $604,226. The Company did not repurchase any of its common stock during fiscal year 1998. The Company repurchased 7,426 shares of common stock from the Company's ESOP during 1997 for a total purchase price of $116,032. In the first quarter of fiscal year 2000, the Company repurchased 15,027 shares of common stock from the Company's ESOP at a purchase price of $193,222. Under existing authorizations from the Company's Board of Directors, as of September 7, 1999, 57,473 company shares could be repurchased by the Company, at a price not to exceed $13.50 per share.

The table below presents the summary of cash flow information for the fiscal year indicated:

                                                           1999             1998
                                                           ----             ----
Net cash used in operating activities ............     $ 2,947,631      $ 1,787,614
Net cash (provided by)used in investing activities      (3,541,565)       6,966,376
Net cash used in financing activities ............         821,338          777,854


Net cash used in operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. The increase in cash (provided by) used in investing activities is due to the maturities of the Company's investment securities with no offsetting purchase of new investments as the Company needed the funds to support current operations. The increase in cash used in financing activities is due to the increased amount of treasury stock purchased during 1999 as explained above.

The Company believes that the cash generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements.

Management believes that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company deals. The amount of bad debts over the years has been minimal.

During fiscal year 1999, and 1998, the Company expended approximately $508,000 and $300,000, respectively, for plant improvements and new equipment. The Company plans to expend approximately $590,000 for new equipment and plant improvements in fiscal 2000. Management presently anticipates that the funds required will be available from current operations.

Management Restructuring

At the end of the fiscal 1998, the Company implemented a management succession plan. The plan was effectuated through agreements with five executive officers of the Company: Joseph Canterino (former President and Chief Executive Officer), Barry Pinsley (former Vice President-Investor Relations and Human Resources), Seymour Saslow (Senior Vice President), Herbert Potoker (Treasurer and Principal Financial Officer) and Reita Wojtowecz (Secretary). Under the terms of the agreements, the executives agreed to resign from their positions as executive officers and are being compensated in accordance with their respective agreements. The implementation of this plan resulted in the Company recording in fiscal 1998 a $479,500 pre-tax charge for payments due under the contracts and costs related to the implementation of the plan. The costs of the plan are being paid with cash flows from the Company's operating activities. At June 30, 1999 approximately $306,000 remains to be paid under these agreements.


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

Each year the Company makes contributions to the ESOP which are used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of June 30, 1999, there were 167,632 shares allocated to participants. Dividends attributable to allocated shares were likewise allocated to the participants' accounts, whereas the dividends on unallocated shares were used as part of the loan repayment, thus reducing the Company's required contribution.

The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest through June 30, 2004. Interest is payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying balance sheets.


Year 2000 Issues

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

The Company is utilizing both internal and external resources to reprogram, or replace and test, the software it currently uses for Year 2000 modifications. The Company has substantially completed its Year 2000 assessment and remediation. The total project costs to date, related to the assessment and remediation of its Year 2000 issues are less than $25,000.

With regard to its internal Year 2000 compliance program, the Company has completed approximately 99% of its review and, when necessary, 100% of remediation. With regard to its Year 2000 compliance program addressing the status of the Company's suppliers and customers, the Company has completed approximately 98% of its review. No problems have been identified.

The Company has determined that contingencies related to the Year 2000 issue will not have a material adverse effect. Accordingly, the Company has not established a contingency plan and does not anticipate creating such a plan.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company, despite its efforts as described in this section, can give no assurance as to whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.


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



Item 8.        Financial Statements and Supplementary Data.

Report of Independent Accountants




To the Board of Directors and Stockholders of Espey Mfg. & Electronics Corp. and Subsidiary:


In our opinion, the 1999 consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 23 present fairly, in all material respects, the financial position of Espey Mfg. and Electronics Corp. and Subsidiary at June 30, 1999, and the results of their operations and their cash flows for the year ended June 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Albany, New York
August 24, 1999

Report of Independent Accountants

June 30, 1998 and 1997


The Board of Directors and Stockholders
Espey Mfg. & Electronics Corp.:


We have audited the accompanying balance sheet of Espey Mfg. & Electronics Corp. as of June 30, 1998, and the related statements of earnings, changes in stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 1998, and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.



/s/KPMG LLP
-----------
KPMG LLP
Albany, New York
August 26, 1998

Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 1999 and 1998

                                   ASSETS                                             1999                  1998
Current assets:
   Cash and cash equivalents                                                    $  2,364,335      $  2,591,739
   Investment securities                                                           3,674,169         7,235,749
   Trade accounts receivable, net of $3,000 allowance in 1999 and 1998             4,440,177         1,866,336
   Income tax refund receivable                                                         --             270,408
   Other receivables                                                                  10,941            18,642
                                                                                ------------      ------------
        Net receivables                                                            4,451,118         2,155,386
                                                                                ------------      ------------

   Inventories:
      Raw materials and supplies                                                     546,007           558,951
      Work in process                                                              2,639,330         2,905,269
      Costs relating to contracts in process                                       7,856,607         5,324,491
                                                                                ------------      ------------
        Net inventories                                                           11,041,944         8,788,711
                                                                                ------------      ------------

   Deferred income taxes                                                             327,497           348,514
   Prepaid expenses and other current assets                                         232,051           189,559
                                                                                ------------      ------------
        Total current assets                                                      22,091,114        21,309,658
                                                                                ------------      ------------

Deferred income taxes                                                                 42,367            80,793

Property, plant and equipment, at cost                                            12,851,825        12,344,139
Less accumulated depreciation                                                     (9,590,594)       (9,160,482)
                                                                                ------------      ------------
        Net property, plant and equipment                                          3,261,231         3,183,657
                                                                                ------------      ------------

        Total assets                                                            $ 25,394,712      $ 24,574,108
                                                                                ============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $    285,281      $    207,886
   Accrued salaries, wages and commissions                                           498,695           563,058
   Accrued employee insurance costs                                                   58,539            37,472
   Accrued vacation                                                                  211,162            20,000
   Accrued other                                                                      41,251            12,204
   Payroll and other taxes withheld and accrued                                      116,211            43,360
   Income taxes payable                                                               62,987              --
                                                                                ------------      ------------
        Total current liabilities                                                  1,274,126           883,980
                                                                                ------------      ------------

Stockholders' equity:
   Common stock, par value $.33-1/3 per share                                        504,979           504,979
      Authorized 2,250,000 shares; issued 1,514,937 shares in 1999 and 1998
      Outstanding 1,063,658 and 1,111,220 in 1999 and 1998, respectively
   Capital in excess of par value                                                 10,496,287        10,496,287
   Accumulated other comprehensive income                                            (38,175)            7,260
   Retained earnings                                                              23,193,297        22,671,840
                                                                                ------------      ------------
                                                                                  34,156,388        33,680,366

Less:
   Common stock subscribed                                                        (2,793,312)       (3,351,974)
   Cost of 451,279 and 403,717 shares of common stock in treasury
      in 1999 and 1998                                                            (7,242,490)       (6,638,264)
                                                                                ------------      ------------
        Total stockholders' equity                                                24,120,586        23,690,128
                                                                                ------------      ------------

        Total liabilities and stockholders' equity                              $ 25,394,712      $ 24,574,108
                                                                                ============      ============


The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Income
Years Ended June 30, 1999, 1998 and 1997

                                                                   1999             1998             1997
Net sales                                                     $ 13,629,692     $ 10,793,572      $ 15,166,075
Cost of sales                                                   11,092,016       10,107,619        13,015,436
                                                              ------------     ------------      ------------

      Gross profit                                               2,537,676          685,953         2,150,639

Selling, general and administrative expenses                     1,846,837        1,957,116         1,808,462
Other costs                                                           --            479,500              --
                                                              ------------     ------------      ------------

      Operating income (loss)                                      690,839       (1,750,663)          342,177
                                                              ------------     ------------      ------------

Other income:
   Interest and dividend income                                    425,330          553,540           514,822
   Other                                                            16,432           42,151            10,224
                                                              ------------     ------------      ------------

      Total other income                                           441,762          595,691           525,046
                                                              ------------     ------------      ------------

Income (loss) before income taxes                                1,132,601       (1,154,972)          867,223

Provision (benefit) for income taxes                               402,000         (415,370)          304,095
                                                              ------------     ------------      ------------

      Net income (loss)                                       $    730,601     $   (739,602)     $    563,128
                                                              ============     ============      ============

Income per common share;
   Net income (loss) per common share - basic and diluted     $        .66     $      (0.67)     $       0.51
                                                              ============     ============      ============

   Weighted average outstanding shares                           1,100,065        1,111,220         1,112,074
                                                              ============     ============      ============

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Years Ended June 30, 1999, 1998 and 1997

                                                                                                      Accumulated
                                                                                    Capital in           Other
                                                                     Common        Excess of Par     Comprehensive        Retained
                                                                     Stock             Value         Income (Loss)        Earnings
                                                                 ------------      ------------      ------------      ------------
Balance at June 30, 1996                                         $    504,979      $ 10,496,287      $       --        $ 24,316,400
                                                                 ------------      ------------      ------------      ------------
Comprehensive income
     Net income, 1997                                                                                                       563,128
Comprehensive income (loss)
Dividends paid on common stock, $.70 per share                                                                             (777,855)
Tax effect of dividends on unallocated ESOP shares                                                                           46,732
Purchase of treasury stock (7,426 shares)
Reduction of common stock subscribed
                                                                 ------------      ------------      ------------      ------------
Balance at June 30, 1997                                              504,979        10,496,287              --          24,148,405
                                                                 ------------      ------------      ------------      ------------

Comprehensive loss:
     Net loss                                                                                                              (739,602)
     Other comprehensive income, net of tax of $3,740                   7,260             7,260
Comprehensive loss                                                   (732,342)
Dividends paid on common stock, $.70 per share                       (777,854)         (777,854)
Tax effect of dividends on unallocated ESOP shares (Note 8)            40,891            40,891
Reduction of common stock subscribed                                  558,662           558,662
                                                                 ------------      ------------      ------------      ------------
Balance at June 30, 1998                                              504,979        10,496,287             7,260        22,671,840
                                                                 ------------      ------------      ------------      ------------
Comprehensive income (loss):
     Net income, 1999                                                                                                       730,601
     Other comprehensive loss, net of tax benefit of $25,557                                              (45,435)
Comprehensive income
Dividends paid on common stock $.20 per share                                                                              (217,112)
Tax effect of dividends on unallocated ESOP shares                                                                            7,968
Purchase of treasury stock (47,562 shares)
Reduction of common stock subscribed
                                                                 ------------      ------------      ------------      ------------
Balance at June 30, 1999                                         $    504,979      $ 10,496,287      $    (38,175)     $ 23,193,297
                                                                 ============      ============      ============      ============


                                                                                          Treasury Stock                 Total
                                                                 Common Stock     -----------------------------      Stockholders'
                                                                  Subscribed         Shares            Amount            Equity
                                                                ------------      ------------     ------------      ------------
Balance at June 30, 1996                                        $ (4,469,299)          396,291     $ (6,522,232)     $ 24,326,135
                                                                ------------      ------------     ------------      ------------
Comprehensive income
     Net income, 1997                                                                                                     563,128
                                                                                                                     ------------
Comprehensive income (loss)                                                                                               563,128
Dividends paid on common stock, $.70 per share                                                                           (777,855)
Tax effect of dividends on unallocated ESOP shares                                                                         46,732
Purchase of treasury stock (7,426 shares)                                                7,426         (116,032)         (116,032)
Reduction of common stock subscribed                                 558,663                                              558,663
                                                                ------------      ------------     ------------      ------------
Balance at June 30, 1997                                          (3,910,636)          403,717       (6,638,264)       24,600,771
                                                                ------------      ------------     ------------      ------------

Comprehensive loss:
     Net loss                                                                                                            (739,602)
     Other comprehensive income, net of tax of $3,740                                                                       7,260
                                                                                                                     ------------
Comprehensive loss                                                                                                       (732,342)
Dividends paid on common stock, $.70 per share                                                                           (777,854)
Tax effect of dividends on unallocated ESOP shares (Note 8)                                                                40,891
Reduction of common stock subscribed                                                                                      558,662
                                                                ------------      ------------     ------------      ------------
Balance at June 30, 1998                                          (3,351,974)          403,717       (6,638,264)       23,690,128
                                                                ------------      ------------     ------------      ------------
Comprehensive income (loss):
     Net income, 1999                                                                                                     730,601
     Other comprehensive loss, net of tax benefit of $25,557                                                              (45,435)
                                                                                                                     ------------
Comprehensive income                                                                                                      685,166
Dividends paid on common stock $.20 per share                                                                            (217,112)
Tax effect of dividends on unallocated ESOP shares                                                                          7,968
Purchase of treasury stock (47,562 shares)                                              47,562         (604,226)         (604,226)
Reduction of common stock subscribed                                 558,662                                              558,662
                                                                ------------      ------------     ------------      ------------
Balance at June 30, 1999                                        $ (2,793,312)          451,279     $ (7,242,490)     $ 24,120,586
                                                                ============      ============     ============      ============

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended June 30, 1999, 1998 and 1997


                                                                       1999               1998              1997
Cash flows from operating activities:
   Net income (loss)                                               $    730,601      $   (739,602)     $    563,128
   Adjustments to reconcile net Income (loss) to net cash
      provided by operating activities:
      Tax effect of dividends on unallocated ESOP shares                  7,968            40,891            46,732
      Depreciation                                                      430,111           422,013           488,617
      Deferred income tax expense (benefit)                              85,000          (220,618)         (202,545)
      Change in assets and liabilities:
        Decrease (increase) in trade accounts receivable             (2,566,142)         (721,148)          410,751
            and other receivables, net
        Decrease (increase) in inventories, net                      (2,253,233)         (586,836)        2,831,471
        Decrease (increase) in income tax refund receivable             270,408          (270,408)             --
        Decrease in prepaid expenses and other current assets           (42,491)            3,294            79,955
        Increase (decrease) in accounts payable                          77,397           (37,917)           87,172
        Increase  (decrease)  in accrued  salaries,  wages and          (64,363)          475,418            (8,711)
            commissions
        Increase (decrease) in accrued employee insurance                21,066            (3,101)          (14,166)
            costs
        Increase (decrease) in other accrued expenses                    29,048             3,210            (8,446)
        Increase in accrued vacation                                    191,161
        Increase (decrease) in payroll and other taxes                   72,851            (4,204)         (109,326)
            withheld and accrued
        Increase (decrease) in income taxes payable                      62,987          (148,606)           28,749
                                                                   ------------      ------------      ------------

           Net cash provided by (used in) operating activities       (2,947,631)       (1,787,614)        4,193,381
                                                                   ------------      ------------      ------------

Cash flows from investing activities:
   Proceeds from maturity of investment securities                   10,000,000              --           7,949,583
   Additions to property, plant and equipment                          (507,684)         (300,289)         (352,848)
   Purchases of investment securities                                (6,509,413)       (7,224,749)       (4,928,388)
   Reduction of common stock subscribed                                 558,662           558,662           558,663
                                                                   ------------      ------------      ------------
         Net cash provided by (used in) investing activities          3,541,565        (6,966,376)        3,227,010
                                                                   ------------      ------------      ------------

Cash flows from financing activities:
   Dividends on common stock                                           (217,112)         (777,854)         (777,855)
   Purchase of treasury stock                                          (604,226)             --            (116,032)
                                                                   ------------      ------------      ------------

            Net cash used in financing activities                      (821,338)         (777,854)         (893,887)
                                                                   ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents                       (227,404)       (9,531,844)        6,526,504
Cash and cash equivalents, beginning of year                          2,591,739        12,123,583         5,597,079
                                                                   ------------      ------------      ------------

Cash and cash equivalents, end of year                             $  2,364,335      $  2,591,739      $ 12,123,583
                                                                   ============      ============      ============

Supplemental disclosures of cash flow information:
   Income taxes paid                                               $    331,045      $    224,262      $    431,160
                                                                   ============      ============      ============


The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp. and Subsidiary

Notes to Consolidated Financial Statements


1.     Summary of Significant Accounting Policies

       Nature of Operations

         Espey Mfg. & Electronics Corp. and Subsidiary (the Company) is a manufacturer of electronic equipment used primarily in military and industrial applications. The principal markets for the Company's products are companies that provide electronic support to both military and industrial applications. During 1999, the Company established a foreign sales corporation (subsidiary).

       Inventory Valuation and Revenue Recognition

         Raw materials are valued at the lower of cost or market value, on the first-in, first-out method.

         Inventoried work relating to contracts in process and work in process is valued at actual production cost, including factory overhead and initial set-up costs incurred to date. Work in process represents spare units and parts and other inventory items acquired or produced to service units previously sold or to meet anticipated future orders. Provision for losses on contracts is made when existence of such losses becomes evident. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months.

         The cost elements of contracts in process consist of production costs of goods and services currently in process and overhead relative to those contracts where such costs are reimbursable under the terms of the contracts. General and administrative expenses are charged to operations in the period in which they are incurred.

         Revenue is recognized on contracts in the period in which the units are delivered and billed (unit-of-delivery method).

       Depreciation

         Depreciation of plant and equipment is computed on a straight-line basis over the estimated useful lives of the assets.

       Income Taxes

         The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

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

Espey Mfg. & Electronics Corp. and Subsidiary

1.     Summary of Significant Accounting Policies, Continued

       Cash and Cash Equivalents

         Cash and cash equivalents consist of cash in banks, certificates of deposit, money market accounts, and U.S. Treasury bills with original maturities of three months or less.

       Investment Securities

         The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities at June 30, 1999 and 1998 consist of U.S. Treasury securities and corporate equity securities. The Company classifies U.S. Treasury securities and corporate equity securities as available-for-sale. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses for securities classified as available-for-sale are included in earnings and are determined using the specific identification method. Interest income is recognized when earned.

       Comprehensive Income

         In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and unrealized gains (losses) on securities available for sale and is presented in the Statement of Changes in Stockholders' Equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements. Components of other comprehensive income include unrealized gains (losses) on securities available for sale and there were no realized gains (losses) included in net income requiring reclassification adjustments to other comprehensive income.

       Use of Estimates

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

       Reclassifications

         Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

Espey Mfg. & Electronics Corp. and Subsidiary

2.     Marketable Investment Securities

       Marketable investment securities at June 30, 1999, consist of U.S. Treasury bills and corporate equity securities, which are classified as available-for-sale securities, and recorded at market value. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at June 30, 1999 are as follows:

                               1999                     Gross         Gross
                                                      Unrealized    Unrealized
                                                       Holding        Holding          Fair
                                          Cost          Gains         Losses           Value

       U.S. Treasury bills             $2,915,161     $     --       $     --       $2,915,161

       Corporate equity securities        819,005           --           59,997        759,008
                                       ----------     ----------     ----------     ----------

                                       $3,734,166     $     --       $   59,997     $3,674,169
                                       ==========     ==========     ==========     ==========


                               1998                     Gross         Gross
                                                      Unrealized    Unrealized
                                                       Holding        Holding          Fair
                                          Cost          Gains         Losses           Value
       U.S. Treasury bills             $6,805,744     $     --       $     --       $6,805,744

       Corporate equity securities        419,005         11,000           --          430,005
                                       ----------     ----------     ----------     ----------

                                       $7,224,749     $   11,000     $     --       $7,235,749
                                       ==========     ==========     ==========     ==========

         The U.S. Treasury bills classified as available-for-sale at June 30, 1999 mature during 2000. The change in net unrealized gain (loss) on available for sale investment securities was ($45,435) and $7,260 in 1999 and 1998, respectively.


  3.   Inventories and Cost of Sales

       Included in costs relating to contracts in process at June 30, 1999, 1998 and 1997 are costs of $298,814, $310,724, and $368,687, respectively, relative to contracts that may not be completed within the ensuing year. Under the unit-of-delivery method, the related sale and cost of sales will not be reflected in the statement of income until the units under contract are shipped.

  4.   Contracts in Process

       Contracts in process at June 30, 1999 and 1998 are as follows:

                                                                                 1999            1998

       Gross contract value                                                  $16,961,238     $12,167,932
                                                                             ===========     ===========
       Carrying value of contracts in process included in current assets     $ 7,856,607     $ 5,324,491
                                                                             ===========     ===========

Espey Mfg. & Electronics Corp. and Subsidiary

5.     Property, Plant and Equipment

       A summary of the original cost of property, plant and equipment at June 30, 1999 and 1998 is as follows:

                                                                     1999            1998

  Land                                                           $    50,000     $    50,000
  Buildings and improvements                                       3,952,869       3,863,413
  Machinery and equipment                                          8,477,396       8,078,787
  Furniture, fixtures and office equipment                           371,560         351,939
                                                                 -----------     -----------

                                                                 $12,851,825     $12,344,139
                                                                 ===========     ===========


Estimated useful lives of depreciable assets are as follows:

  Buildings and improvements                                                     15-20 years
  Machinery and equipment                                                           10 years
  Furniture, fixtures and office equipment                                          10 years


  6.   Research and Development Costs

       Research and development costs charged to operations during the years ended June 30, 1999, 1998 and 1997 were approximately $291,000, $244,000, and $223,000, respectively.


  7.   Pension Expense

       Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions are based upon hours worked at a specified rate and amounted to $64,829 in 1999, $54,269 in 1998, and $66,642 in 1997.

  8.   Provision (Benefit) for Income Taxes

       A summary of the components of the provision (benefit) for income taxes for the years ended June 30, 1999, 1998 and 1997 is as follows:

                                               1999          1998            1997
Current tax expense (benefit) - federal     $ 313,000      $(195,179)     $ 481,729
Current tax expense - state                     4,000            427         24,911
Deferred tax expense (benefit)                 85,000       (220,618)      (202,545)
                                            ---------      ---------      ---------

                                            $ 402,000      $(415,370)     $ 304,095
                                            =========      =========      =========


Espey Mfg. & Electronics Corp. and Subsidiary

  8.   Provision (Benefit) for Income Taxes, Continued

       Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with SFAS No. 109.

       The combined U.S. federal and state effective income tax rates of 35.5%, (36.0)% and 35.1% for 1999, 1998 and 1997, respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

                                                           1999        1998        1997
         U.S. federal statutory income tax rate             34%       (34.0)%     34.0%
         Increase (reduction) in rate resulting from:
            Dividends received deduction                    (0.5)        --        (.3)
            State franchise tax, net of federal
                income tax benefit                           2.3       (2.4)       1.9
            Foreign sales corporation benefit               (1.1)        --         --
            Other                                            0.8         .4        (.5)
                                                            ----       ----       ----

         Effective tax rate                                 35.5%     (36.0)%     35.1%
                                                            ====       ====       ====

       For the years ended June 30, 1999 and 1998 deferred income tax (expense) benefit of $(85,000) and $202,545, respectively, result from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 1999 and 1998 are presented as follows:

                                                                     1998         1997
Deferred tax assets:
   Inventory - differences in valuation methods                    $161,194     $169,521
   Unrealized loss on available-for-sale investment securities       25,557         --
   Common stock subscribed - due to difference in
      interest recognition                                          449,891      471,882
   Non-deductible accruals                                          154,810      172,524
   Other                                                             13,353       37,626
                                                                   --------     --------

      Total gross deferred tax assets                               804,805      851,553
                                                                   --------     --------

Deferred tax liabilities:
   Property, plant and equipment - principally due to
      differences in depreciation methods                           407,524      391,089
   Inventory - effect of uniform capitalization                      27,417       27,417
   Unrealized gain on available-for-sale investment securities         --          3,740
                                                                   --------     --------

      Total gross deferred tax liabilities                          434,941      422,246
                                                                   --------     --------

Net deferred tax asset                                             $369,864     $429,307
                                                                   ========     ========

                                       21

Espey Mfg. & Electronics Corp. and Subsidiary

8.     Provision (Benefit) for Income Taxes, Continued

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the schedule reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the period in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these temporary differences without consideration of a valuation allowance.


  9.   Common Stock and Income Per Share

       Income per share information is based on the weighted average number of common shares outstanding during the respective periods. The weighted average number of shares used in the computation was 1,100,065 in 1999, 1,111,220 in 1998, and 1,112,074 in 1997.


10.    Significant Customers

       A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. Government and its agencies and certain industrial customers. Sales to two domestic customers and one foreign customer accounted for 37.6%, 25.4% and 11.2%, respectively of total sales in 1999. Sales to three domestic customers accounted for 47.9%, 14.7% and 12.5%, respectively, of total sales in 1998. Sales to two domestic customers accounted for 19.9%, and 61.4%, respectively, of total sales in 1997.

       Export sales in 1999 aggregated approximately $2,500,000. Export sales in 1998 and 1997 were not significant.


 11.   Stock Rights Plan

       During 1989, the Company adopted a Shareholder Rights Plan which expires on December 31, 1999. Under this plan, common stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock outstanding as of or issued subsequent to April 14, 1989. Each right entitles the holder thereof to buy one-half share of common stock of the Company at an exercise price of $75 per share subject to adjustment. The rights are exercisable only if a person or group acquires beneficial ownership of 25% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in the offeror, together with all affiliates and associates thereof, being the beneficial owner of 30% or more of the Company's common stock.

Espey Mfg. & Electronics Corp. and Subsidiary

11.    Stock Rights Plan, Continued

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


12.    Employee Stock Ownership Plan

       In 1989, the Company established an Employee Stock Ownership Plan (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 in 1989 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Since inception of the Plan, the ESOP has sold or distributed 58,532 shares of the Company's common stock to pay benefits to participants. At June 30, 1999 and 1998, the ESOP held a total of 272,692 and 291,210 shares, respectively, of the Company's common stock, of which 167,632 and 165,139 shares, respectively, were allocated to participants in the Plan.

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

       Each year, the Company makes contributions to the ESOP which are used to make loan payments. With each loan payment, a portion of the common stock is allocated to participating employees. For the periods ended June 30, 1999, 1998 and 1997, 20,012 shares were allocated to participants. In 1999, the Company's required contribution of $1,039,605 was reduced by $25,214 which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $1,014,391 includes $533,449 classified as compensation expense. In 1998, the Company's required contribution of $1,039,605 was reduced by $102,959, which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $936,646 includes $455,704 classified as compensation expense. In 1997, the Company's required contribution of $1,039,605 was reduced by $117,667, which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $921,938 includes $440,996 classified as compensation expense. All shares purchased by the ESOP are considered to be outstanding for the income per share computations.

Espey Mfg. & Electronics Corp. and Subsidiary

 13.   Financial Instruments/Concentration of Credit Risk

       The carrying amounts of financial instruments, including cash, short-term investments, investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 1999 and 1998 because of the relatively short maturities of these instruments.

       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and short-term investments and accounts receivable. The Company maintains cash and short-term investments with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in
       Note 10, a significant portion of the Company's sales are made to the U.S. Government and its agencies and certain industrial customers. The related accounts receivable balance represented 93.2% and 76.2% of the Company's total trade accounts receivable balance at June 30, 1999 and 1998, respectively.

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


14.    Commitments

       The Company under an operating lease agreement rents a sales office in Great Neck, New York. This lease, which expires on September 9, 2001, requires future minimum lease payments of $14,222 payable as follows:



         Year ending June 30,
            2000                                           12,190
            2001                                            2,032
                                                        ----------

                                                        $  14,222
                                                        ==========

       Rent expense for the years ended June 30, 1999, 1998 and 1997 was $18,674, $12,398, and $14,156, respectively.

 15.   Other Costs

       During 1998 the Company implemented a management succession plan that involves agreements with five members of management. These agreements require the Company to pay certain amounts for a period of approximately two years after the employees' resignations from the Company in exchange for the employees' agreements to be available to the Company on an as-needed basis. Since there is no minimum service required by the agreements, the Company accrued for these payments on the effective date of the plan as the employees are eligible for the benefit at that date. At June 30, 1998, $479,500 was accrued to record the liabilities relating to these agreements. At June 30, 1999, approximately $306,000 was left to be paid to these individuals.

Espey Mfg. & Electronics Corp. and Subsidiary

16. Related Parties

       The Company paid a law firm in which a director of the Company is a partner, a total of $42,000 for legal services during each fiscal year ended June 30, 1999, 1998 and 1997. The Company paid a director of the Company, a total of approximately $29,000 for consulting services during the fiscal year ended June 30, 1999.

17. Quarterly Financial Information (Unaudited)

                                                 First            Second           Third           Fourth
                                                 Quarter          Quarter          Quarter         Quarter
        1999:
           Net sales                            $ 2,523,984     $ 3,134,377     $ 3,089,547      $ 4,881,784
           Gross profit                             398,705         625,453         451,815        1,061,703
           Net income                                84,042         166,109          99,723          380,727
                                                -----------     -----------     -----------      -----------
        Net income (per share - basic
           and diluted)                                 .08             .15             .09              .34
                                                -----------     -----------     -----------      -----------

        1998:
           Net sales                            $ 2,503,584     $ 3,549,697     $ 2,240,347      $ 2,499,944
           Gross profit                             428,603         401,300        (457,608)         313,658
           Net income (loss)                         45,009          24,955        (507,426)        (302,140)
                                                -----------     -----------     -----------      -----------
        Net income (loss) per share - basic
           and diluted                                 0.04            0.02           (0.46)           (0.27)
                                                -----------     -----------     -----------      -----------

        1997:
           Net sales                            $ 4,586,892     $ 4,066,386     $ 3,805,569      $ 2,707,228
           Gross profit                             698,018         729,221         544,037          179,363
           Net earnings (loss)                      228,719         244,126         127,370          (37,087)
                                                -----------     -----------     -----------      -----------
        Net income (per share - basic
           and diluted)                                 .21             .21             .12             (.03)
                                                -----------     -----------     -----------      -----------

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

                          PART III

Item 10.  Directors and Executive Officers of the Registrant.

Identification of Directors

                  Date Present Term          Other Positions
                  Expires and Period         and Offices Held
Name              Served as Director         With Registrant                   Age
----              ------------------         ---------------                   ---
Paul J. Corr         Annual Meeting in        None                               55
                     December 1999
                     Director since
                     April 3, 1992

William P. Greene    Annual Meeting in        Executive Vice                     69
                     December 2001            President of Operations
                     Director since
                     April 3, 1992

Barry Pinsley        Annual Meeting in        None                               57
                     December 1999
                     Director since
                     March 25, 1994

Howard Pinsley       Annual Meeting in        President and Chief                59
                     December 2000            Executive Officer
                     Director since
                     December 11, 1992


Gerald B.H. Solomon  Annual meeting 2001      None                              69
                     Director since
                     March 25, 1999

Seymour Saslow       Annual Meeting in        Senior Vice President             78
                     December 2001
                     Director since
                     December 11, 1992

Michael W. Wool      Annual Meeting in        None                              53
                     December 1999
                     Director since 1990


Identification of Executive Officers

                     Positions and
                     Offices Held             Period Served As
Name                 With Company             Executive Officer                 Age
----              ------------------         ---------------                   ---
Howard Pinsley       President and            Served as Vice President-         59
                     Chief Executive          Special Power Supplies
                     Officer                  from April 3, 1992 until
                                              being elected as Executive
                                              Vice President on December
                                              6, 1997.  Elected to present
                                              office on June 9, 1998

William P. Greene    Executive Vice           Since February 1, 1999            69
President of
Operations


Seymour Saslow       Senior Vice President    Served as Vice                    78
                                              President from April 3,
                                              1992 until being elected
                                              to present position on
                                              December 6, 1997

John J. Pompay, Jr.  Vice President-          Since December 6, 1996            64
                     Marketing and Sales

David A. O'Neil      Controller and Asst.     Since December 11, 1998           34
                     Treasurer


Garry M. Jones       Assistant Treasurer      Since August 4, 1988;             59
                     and Principal Accounting Principal Financial
                     Officer                  Officer from August 4,
                                              1988 to September 10,
                                              1993

Peggy A. Murphy      Secretary                Since December 11, 1998           41


The terms of office of Mr. Howard Pinsley, Mr. William P. Greene, Ms. Peggy A. Murphy, Mr. David A. O'Neil and Mr. Garry M. Jones are until the next annual meeting of the Board of Directors unless successors are sooner appointed by the Board of Directors. The terms of office of Mr. Saslow and Mr. Pompay are subject to the provisions of agreements between each officer and the Company. See "Executive Compensation-Employment Contracts and Termination of Employment and Change in Control Agreements."


Family Relationships

Barry Pinsley and Howard Pinsley are cousins. Herbert Potoker and Howard Pinsley are cousins.

Business Experience of Directors and Officers

Paul J. Corr is a Certified Public Accountant and has been a Professor of Business at Skidmore College in Saratoga Springs, New York since 1981. Mr. Corr currently holds the position of Associate Professor. Mr. Corr is also a shareholder in the Latham, New York accounting firm of Rutnik, Matt & Corr, P.C.

William P. Greene, D.B.A. prior to joining the Company's management team was Vice President of Finance for ComCierge, LLC, San Diego, CA since August 1997. Prior to that position, Dr.Greene held the position of Vice President Operations for Bulk Materials International., Newtown, CT from 1993 to July 1997. From 1991 to 1993, Dr. Greene was Associate Professor of Finance and International Business at Pennsylvania State University Kutztown, Kutztown, PA. From 1985 to 1990, he was Associate Dean of the School of Business, United States International University, San Diego, CA. From 1992 to 1995, he was Chairman of the Department of Business, Skidmore College, Saratoga Springs, NY. Prior to that time, he had been employed as an officer with several financial institutions.

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

Howard Pinsley for more than the past five years has been employed by the Company on a full-time basis as Program Director prior to being elected Vice President-Special Power Supplies on April 3, 1992. On December 6, 1996, Mr. Pinsley was elected to the position of Executive Vice President. On June 9,1998 he was elected to the positions of President and Chief Operating Officer. Subsequently he was also elected Treasurer and became the Chief Executive Officer.

Seymour Saslow has been Senior Vice President  since December 6, 1996.  Prior to
being   elected  to  his   present   position,   Mr.   Saslow   served  as  Vice
President-Engineering since April 3, 1992.

Gerald B.H. Solomon is currently President and Chief Executive Officer of the Solomon Group. The Solomon Group is an international consulting firm providing strategic advice and counsel to corporations worldwide. Prior to becoming President of the Solomon Group he retired from the United States Congress were he served as a congressman from New York State for twenty years.

Michael W. Wool has been an attorney in private practice and a partner in the law firm of Langrock, Sperry & Wool in Burlington, Vermont for more than the past five years.

Peggy Murphy has been Secretary of the Company since December 11, 1998. She has been employed by the Company as Director of Human Resources since October 1998.

David A. O'Neil is a Certified Public Accountant who joined the Company as Controller and Assistant Treasurer on November 16, 1998. Prior to joining the Company Mr. O'Neil was a Senior Manager at the accounting firm of KPMG LLP.

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

Item 11.  Executive Compensation.
Executive Compensation Table

The following table summarizes the annual compensation for each of the fiscal years ended June 30, 1999, 1998, and 1997 received by the Company's Chief Executive Officer and the other highest paid executive officers of the Company that received over $100,000 in total compensation as of June 30, 1999.

                           SUMMARY COMPENSATION TABLE



Name and                 Fiscal         Annual                  All Other
Principal Position       Year           Salary       Bonus      Compensation(1)
------------------       ----           ------       -----      ---------------

Howard Pinsley           1999          $127,700      $     0      $11,492
President and            1998          $120,125      $25,000      $15,961
Chief Executive Officer  1997          $109,600      $25,000      $16,455

Seymour Saslow           1999          $124,625      $     0      $10,568
Senior Vice President    1998          $119,625      $25,000      $15,024
                         1997          $117,075      $25,000      $15,353

Herbert Potoker(2)       1999          $ 98,475      $     0      $ 8,612
Former Treasurer and     1998          $113,226      $25,000      $12,314
Principal Financial      1997          $109,855      $25,000      $13,289
Officer


John J. Pompay, Jr.      1999          $189,399      $     0      $ 8,679
Vice President-Sales     1998          $176,297      $     0      $12,314
                         1997          $172,963      $     0      $13,289

(1) Represents (a) the cash and market value of the shares allocated for the respective fiscal years under the Company's ESOP to the extent to which each named executive officer is vested, and (b) directors' fees except for Mr. Potoker and Mr. Pompay through April 1, 1999. Effective April 1, 1999 employees of the Company that also serve on the Board do not receive director's fees.

(2) Represents wages as both an executive officer and non-executive officer. Mr. Potoker resigned as Treasurer and Principal Financial Officer on December 31, 1998.

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

Employee Retirement Plan and Trust

Under the Company's ESOP, approved by the Board of Directors on June 2, 1989, effective July 1, 1988, all non-union employees of the Company, including the Company's executive and non-executive officers are eligible to participate. The ESOP is a non-contributory plan which is designed to invest primarily in shares of common stock of the Company. Reference is made to, and there is incorporated by reference, the description of the ESOP, its implementation and pertinent documents attached as exhibits in the Company's Form 8-K dated June 16, 1989, filed with the Commission on June 20, 1989, and to the amendments thereto filed as an Exhibit to the 10-K Report for the fiscal year ended June 30, 1991. Certain technical amendments not considered material were adopted during the year effective as of June 30, 1994.

Of the 167,632 shares of common stock of the Company allocated to participants of the ESOP as of June 30, 1999, 6,000 shares were allocated to Herbert Potoker, 6,005 shares were allocated to John J. Pompay, Jr., 5,869 shares were allocated to Howard Pinsley, 5,655 shares were allocated to Seymour Saslow and 2,404 shares were allocated to Barry Pinsley.

Compensation of Directors

The Company's standard arrangement compensates each director of the Company an annual fee in the amount of $10,000 for being a member of the Board of Directors. Each Director that also serves as a member of the Audit Committee is compensated an additional annual fee of $5,000. These fees are paid monthly to the Directors. Paul J. Corr and Barry Pinsley were paid $3,774, and $28,456, respectively, for additional services in connection with their duties as directors for the fiscal year ended June 30, 1999. Executive officers that also serve on the Company's Board of Directors do not receive director's fees.

Employment Contracts and Termination of Employment and
Change in Control Agreements

The Company has entered into an employment contract with John J. Pompay Jr. in connection with his duties as Vice President-Marketing and Sales. The contract is effective as of January 4, 1999 and terminates on December 31, 1999 subject to a one year option. The contract provides for a minimum base annual salary of $117,000 plus commissions at the rate of 3% on all payments received by the Company against Mr. Pompay's open orders booked up to and including December 31, 1996, and 1% on all payments received against orders booked by the Company between January 1, 1997 and December 31, 1998. The contract further provides that if Mr. Pompay's employment is terminated by the Company prior to the expiration date, other than for cause, he will continue to receive his full salary for six months after the termination date and the Company will pay him commissions due on all orders when payment is received. The contract also provides for a restrictive covenant of non-competition by Mr. Pompay for a period of two years upon termination for cause or termination of the contract by Mr. Pompay.

As part of a management succession plan as implemented by the Board of Directors in June 1998, the Company has entered into agreements with the following named executive officers: Joseph Canterino, Barry Pinsley, Seymour Saslow and Herbert Potoker. The contracts provide for the resignation of the above officers from their positions as executive officers and for them to be compensated in accordance with their respective agreements. The effective date of the resignations of Mr. Canterino and Mr. Barry Pinsley as executive officers was June 9, 1998. The effective date of the resignation of Mr. Potoker as an executive officer was December 31, 1998. The effective date of the resignation of Mr. Saslow as an executive officer is December 31, 1999.
The compensation to be paid under the agreements is $1,000 per week for Messrs. Canterino, Saslow and Potoker and $500 per week for Mr. Pinsley during such two year period. In the event of a named executive officer's death, the Company is obligated to continue the payments as scheduled under the terms of the agreements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

The following information is furnished as of September 14, 1999 (unless otherwise indicated) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

                                             Amount and
                                             Nature of
Title of            Name and Address         Beneficial           Percent of
Class               of Beneficial Owner      Ownership            Class
-----               -------------------      ---------            -----
Common Stock        Barry Pinsley             2,600   -Direct      7.8640%
$.33-1/3 p.v.       P.O. Box 422             79,865   -Indirect(1)
                    Saratoga Springs,
                    NY  12866


   "                Dimensional Fund          74,100  -Direct(2)  7.0664%
                    Advisors Inc.
                    1299 Ocean Avenue
                    11th Floor
                    Santa Monica,
                    CA  90401

   "                Franklin Resources, Inc. 108,000  -Direct(3)  10.2991%
                    777 Mariners Island
                    Blvd., P.O. Box 7777
                    San Mateo,
                    CA 94403-7777

                    The Adirondack Trust     267,565  -Direct(4) 25.5156%
   "                Company, as Trustee of
                    the Company's Employee
                    Retirement Plan and Trust
                    473 Broadway
                    Saratoga Springs,
                    NY  12866


(1) Does not include 2,000 shares of common stock of the Company owned by the spouse of Barry Pinsley, beneficial ownership of which is disclaimed by Mr. Pinsley. The shares listed as indirectly owned by Barry Pinsley are 2,404 shares allocated to him as of June 30, 1999 as a participant in the Company's ESOP and 77,461 shares owned by the trust under the will of Ruth Pinsley of which Mr. Pinsley is trustee. Mr. Pinsley has the right to direct the manner in which such shares are to be voted.

(2) The information as to the number of shares of common stock of the Company that may be deemed beneficially owned by Dimensional Fund Advisors Inc. ("Dimensional") is from the Schedule 13G dated February 11, 1999 filed with the Securities and Exchange Commission (the "SEC"). Dimensional, a registered investment advisor, is deemed to have beneficial ownership of 74,100 shares of Espey Mfg. & Electronics Corp. stock as of December 31, 1998, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. Dimensional reported sole voting power with respect to 74,100 shares.

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

(4) This information is from the Form 4 dated September 8, 1999 filed with the SEC by the Trustee on behalf of the Company's ESOP. The ESOP Trustee has sole voting power with respect to unallocated common shares owned by the Trust, 105,060 shares as of August 28, 1999, as directed by the Plan Administrator appointed by the Company's Board of Directors. As to the common shares allocated to participants, 162,505 shares as of August 28, 1999, the ESOP Trustee has the power to vote such shares as directed by such Plan Administrator to the extent the participants do not direct the manner in which such shares are to be voted.

Security Ownership of Management

The following information is furnished as of September 14, 1999 (unless otherwise indicated), as to each class of equity securities of the Company beneficially owned by all Directors and Executive Officers and by Directors and Executive Officers of the Company as a Group:

                                             Amount and
                                             Nature of
Title of            Name of                 Beneficial                Percent of
Class               Beneficial Owner         Ownership                 Class
-----               ----------------         ---------                 -----
Common Stock
$.33-1/3 p.v.       Paul J. Corr           2,500-Direct                 .2384%

   "                William P. Greene        100-Direct                 .0095%

   "                Michael W. Wool          100-Direct                 .0095%

   "                Barry Pinsley          2,600-Direct                7.8641%
                                          79,865-Indirect
                                                (1)(2)(3)

                    Seymour Saslow           351-Direct                 .5727%
                                           5,655-Indirect(2)

   "                John J. Pompay, Jr.    6,006-Indirect(2)            .5727%

   "                Howard Pinsley        42,134-Direct                4.5603%
                                           5,687-Indirect(2)

   "               Garry M. Jones          2,838-Indirect(2)            .2706%

   "               Peggy Murphy            1,662-Indirect(2)            .1585%

   "               Officers and Directors  47,785-Direct              14.2563%
                            as a Group    101,713-Indirect (6)

-------------
(1) Excludes 2,000 shares owned by the spouse of Barry Pinsley. Beneficial ownership of the shares is disclaimed by Mr. Pinsley.
(2) Includes shares allocated to named director or executive officer as of June 30, 1999 as a participant in the Company's ESOP. Each such person has the right to direct the manner in which such shares allocated to him or her are to be voted by the ESOP Trustee.
(3) Includes 77,461 shares owned by a testamentary trust of Ruth Pinsley, the deceased spouse of Sol Pinsley. As trustee of the trust, Barry Pinsley is deemed the beneficial owner, as defined in Rule 13d-3, of the shares held by the trust.
(4) Includes shares allocated to all directors and executive officers as a group as of June 30, 1999 who participate in the Company's ESOP. Each such person has the right to direct the manner in which such shares allocated to him or her are to be voted by the ESOP Trustee.

There are no arrangements known to the Company the execution of which may at a subsequent date result in change of control of the Company.

Item 13.  Certain Relationships and Related Transactions.

As previously reported, the Company established and sold to the ESOP Trust on June 5, 1989, 331,224 shares of the Company's treasury stock at a price of $26.50 per share, which purchase price was funded by the Company making a cash contribution and loan. Each year, the Company makes contributions to the ESOP which are used to make loan interest and principal payments to the Company. With each such payment, a portion of the common stock held by the ESOP is allocated to participating employees. As of June 30, 1999, there were 167,632 shares allocated to participants. The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Officers of the Company, including three (Seymour Saslow, Howard Pinsley and Bill Greene) who are also directors, are eligible to participate in the ESOP and to have shares and cash allocated to their accounts and distributed to them in accordance with the terms of the ESOP.

The Company paid the law firm of Langrock, Sperry & Wool, of which Michael W. Wool, a director of the Company, is a partner, a total of $42,000 for legal services during the fiscal year ended June 30, 1999.




                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) 1.   Financial Statements

          Included in Part II, Item 8, of this report:

               Reports of Independent Accountants

               Balance Sheets at June 30, 1999 and 1998

               Statements of Income for the years ended
               June 30, 1999, 1998 and 1997

               Statements of Changes in Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997

               Statements of Cash Flows for the years ended
               June 30, 1999, 1998 and 1997

               Notes to Financial Statements

     2.   Financial Statement Schedules

          Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.   Exhibits


          11.1 Statement re: Computation of Per Share Earnings

          27   Financial Data Schedule

(b)  Reports on Form 8-K

          none






                               S I G N A T U R E S


     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ESPEY MFG. & ELECTRONICS CORP.



                               /s/ Howard Pinsley
                               ------------------
                                   Howard Pinsley, President and
                                   Chief Excutive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Howard Pinsley            President
-----------------            (Principal Executive Officer)
Howard Pinsley                September 17, 1999


/s/ David O'Neil             Controller
----------------             (Principal Financial Officer)
David O'Neil                  September 17, 1999

/s/ Garry M. Jones           Assistant Treasurer
------------------           (Principal Accounting Officer)
Garry M. Jones               September 17, 1999


/s/ Barry Pinsley            Director
-----------------            September 17, 1999
Barry Pinsley


/s/ Seymour Saslow           Senior Vice President and Director
------------------           September 17, 1999
Seymour Saslow


/s/ William P. Greene        Vice President of
---------------------        operations and Director
William P. Greene            September 17, 1999


/s/ Michael W. Wool          Director
-------------------          September 17, 1999
Michael W. Wool


/s/ Paul J. Corr             Director
----------------             September 17, 1999
Paul J. Corr


/s/ Gerald B.H. Solomon      Director
-----------------------      September 17, 1999
Gerald B. H. Solomon