Form 10-Q
period 1999-09-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 1999-11-15
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                          Commission File Number I-4383

                         ESPEY MFG. & ELECTRONICS CORP.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

        NEW YORK                                14-1387171
------------------------          --------------------------------------
(State of Incorporation)          (I.R.S. Employer's Identification No.)

 233 Ballston  Avenue,  Saratoga  Springs,  New York             12866
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          518-584-4100
                                                     ---------------------------

Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as of November 15, 1999: 1,048,631.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES    X                NO
                     ---------              ----------

                         ESPEY MFG. & ELECTRONICS CORP.

                                    I N D E X

PART I   FINANCIAL INFORMATION                                              PAGE

         Item 1   Financial Statements:

                           Consolidated Balance Sheets -
                           September 30, 1999 and June 30, 1999               1


                           Consolidated Statements of Income -
                           Three Months Ended September 30, 1999 and 1998     3

                           Consolidated Statements of Cash Flows -
                           Three Months September 30, 1999 and 1998           4


                           Notes to Consolidated Financial Statements         5

         Item 2            Management's Discussion and Analysis of            7
                           Financial Condition and Results of
                           Operations.

PART II  OTHER INFORMATION                                                    10

                  SIGNATURES                                                  11

                         ESPEY MFG. & ELECTRONICS CORP.

                           Consolidated Balance Sheets

                      September 30, 1999 and June 30, 1999
                      ------------------------------------
                                   A S S E T S

                                                        Unaudited
                                                          1999             1999
                                                       September 30      June 30
                                                       -----------     -----------
CURRENT ASSETS:

         Cash and cash equivalents                     $ 6,158,245     $ 2,364,335

         Investments securities                            707,008       3,674,169

         Trade accounts receivable net of
            $3,000 allowance at September 30, 1999
            and June 30, 1999                            3,259,003       4,440,177
         Other receivables                                  10,175          10,941
                                                       -----------     -----------
         Total Receivables                               3,269,178       4,451,118
                                                       -----------     -----------
         Inventories:

            Raw materials and supplies                     528,578         546,007
            Work-in-process                              2,558,044       2,639,330
            Costs relating to contracts in
            process                                      8,572,608       7,856,607
                                                       -----------     -----------

                           Total Inventories            11,659,230      11,041,944
                                                       -----------     -----------

         Deferred income taxes                             346,217         327,497
         Prepaid expenses and other current assets          84,313         232,051
                                                       -----------     -----------

                           Total Current Assets         22,224,191      22,091,114
                                                       -----------     -----------

Deferred Income Taxes                                       42,367          42,367

Net Property, Plant and Equipment                        3,410,037       3,261,631
                                                       -----------     -----------

                           Total Assets                $25,676,595     $25,394,712
                                                       ===========     ===========

See accompanying notes to the financial statements
                                                                     (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.

                      September 30, 1999 and June 30, 1999
                      ------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      Unaudited
                                                                                        1999              1999
                                                                                     September 30        June 30
                                                                                     ------------      ------------
CURRENT LIABILITIES:
         Accounts Payable                                                            $    840,282      $    285,281
         Accrued expenses:
            Salaries, wages and commissions                                               380,453           498,695
            Employees' insurance costs                                                     57,149            58,539
            Vacation                                                                      189,712           211,162
            ESOP payable                                                                  138,352                 -
            Other                                                                          13,015            41,251
            Payroll and other taxes withheld
                  and accrued                                                              93,793           116,211
            Income taxes payable                                                           82,595            62,987
                                                                                     ------------      ------------
                           TOTAL CURRENT LIABILITIES                                    1,795,351         1,274,126
STOCKHOLDERS' EQUITY:

         Common stock, par value .33-1/3 per
         share.  Authorized 2,250,000 shares;
         issued 1,514,937 shares September 30, 1999
         and June 30, 1999. Outstanding 1,048,631 and
         1,063,658 on September 30, 1999 and June 30, 1999,
         respectively                                                                     504,979           504,979

         Accumulated  other  comprehensive  income net of income tax  benefit of
         $18,720 and $25,557 at September 30,1999 and June 30,1999,
         respectively                                                                     (71,455)          (38,175)

         Capital in excess of par value                                                10,496,287        10,496,287

         Retained earnings                                                             23,180,458        23,193,297
                                                                                     ------------      ------------
                                                                                       34,110,269        34,156,388

         Less:  Common stock subscribed                                                (2,793,312)       (2,793,312)

                Cost of 466,306 shares and 451,279
                on September 30, 1999 and June 30,
                1999 respectively of common stock
                in treasury                                                            (7,435,713)       (7,242,490)
                                                                                     ------------      ------------
                  TOTAL STOCKHOLDERS' EQUITY                                           23,881,244        24,120,586
                                                                                     ------------      ------------
                                    TOTAL LIABILITIES AND
                                    STOCKHOLDERS' EQUITY                             $ 25,676,595      $ 25,394,712
                                                                                     ============      ============

See accompanying notes to the financial statements

                         ESPEY MFG. & ELECTRONICS CORP.

                        Consolidated Statements of Income

                 Three Months Ended September 30, 1999 and 1998
                 ----------------------------------------------

                                                                      Unaudited
                                                                    Three Months
                                                          September 1999   September 1998
                                                           -----------      -----------
Net Sales                                                  $ 3,298,980      $ 2,523,984

Cost of sales                                                2,884,391        2,125,279
                                                           -----------      -----------
                              GROSS PROFIT                     414,589          398,705
Selling, general and administrative
         expenses                                              493,600          416,781
                                                           -----------      -----------
                              OPERATING LOSS                   (79,011)         (18,076)
                                                           -----------      -----------
Other Income:

         Interest and dividend income                           90,666          149,103
         Other                                                  52,941               15
                                                           -----------      -----------
                              TOTAL OTHER INCOME               143,607          149,118
                                                           -----------      -----------
Income before income taxes                                      64,596          131,042

Provision for income taxes                                      25,000           47,000
                                                           -----------      -----------
                              NET INCOME                   $    39,596      $    84,042
                                                           -----------      -----------
Income per Share:

Basic and diluted income per share                               $ .04           $ .08
                                                                 =====           =====
Weighted average number of
shares outstanding                                           1,052,884        1,110,474
                                                             =========        =========

See accompanying notes to the financial statements

                         ESPEY MFG. & ELECTRONICS CORP.
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1999 and 1998

                                                                                              Unaudited
                                                                                             September 30
                                                                                        1999             1998
                                                                                     -----------      -----------
Cash Flows From Operating Activities:

         Net income                                                                  $    39,596      $    84,042

         Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                    111,751          106,295
         Changes in assets and liabilities:
                  Decrease (increase) in receivables                                   1,181,939         (107,589)
                  Increase in inventories                                               (617,286)        (376,074)
                  Decrease in prepaid expenses and other
                   current assets                                                        147,738          109,563
                  Increase in accounts payable                                           555,001           38,284
                  (Decrease)increase in accrued salaries,
                   wages and commissions                                                (118,242)           8,885
                  (Decrease)increase in accrued employee insurance costs                  (1,391)           9,205
                  (Decrease)increase in other accrued expenses                           (28,235)           5,415
                  Decrease in vacation accrual                                           (21,450)               -
                  (Decrease)increase in payroll & other taxes withheld
                   and accrued                                                           (22,418)          39,231
                  Decrease in deferred income taxes                                            -           10,800
                  Increase in income taxes payable                                        19,608                -
                  Increase in ESOP contributions                                         138,352          139,666
                                                                                     -----------      -----------

                                            Net cash provided by
                                            operating activities                       1,384,963           67,723
                                                                                     -----------      -----------
Cash Flows From Investing Activities:

         Proceeds from muturity of investment securities                               2,915,161                -
         Additions to property, plant & equipment                                       (260,559)         (46,231)
                                                                                     -----------      -----------
                                            Net cash provided by (used in)
                                            investing activities                       2,654,602          (46,231)
                                                                                     -----------      -----------
Cash Flows From Financing Activities:

         Dividends on common stock                                                       (52,432)               -
         Purchase of treasury stock                                                     (193,223)         (87,402)
                                                                                     -----------      -----------
                                            Net cash used in
                                            financing activities                        (245,655)         (87,402)
                                                                                     -----------      -----------
Increase (decrease) in cash and cash equivalents                                       3,793,910          (65,910)

Cash and cash equivalents, beginning of period                                         2,364,335        2,591,739
                                                                                     -----------      -----------
Cash and cash equivalents, end of period                                             $ 6,158,245      $ 2,525,829
                                                                                     -----------      -----------

Income Taxes Paid                                                                    $    -           $    -
                                                                                     ===========      ===========

See accompanying notes to the financial statements

                         ESPEY MFG. & ELECTRONICS CORP.

                          Notes to Financial Statements

                               -------------------

1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation for results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 1999 Form 10-K.

2. The earnings per share computations for September 30, 1999 were based on 1,052,884 shares and on 1,110,474 shares for September 30, 1998. These represent the average number of shares outstanding for each respective period.

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

         Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of September 30, 1999 there were 165,139 shares allocated to participants.

6.   Total comprehensive income consists of:

                                                 Three Months Ended
                                                    September 30,
                                                 1999          1998
                                               --------      --------
Net income                                    $ 39,596        84,042

Accumulated other comprehensive income:

Unrealized gain (loss) on
available for sale securities                  (33,280)        7,260
                                               --------      --------

Total comprehensive income (loss)                6,316        91,302
                                               ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Results of Operations
---------------------

Net sales for the three months ended September 30, 1999 were $3,298,980 as compared to $2,523,984 for the same period in 1998. The $774,996 increase in net sales for the three month period is mainly due to increased commercial power supply sales and radar test equipment. Due to successful marketing efforts with new and existing customers the Company should continue to see increased net sales levels as backlog orders are completed and shipped.

During the first quarter of fiscal 2000 gross profits as a percentage of sales decreased approximately 3% as compared with the first quarter of fiscal 1999.

Net income for the three months ended September 30, 1999 was $39,596 or $.04 per share compared to $84,042 or $.08 per share for the corresponding period ended September 30, 1998.

The primary reason for the decrease in gross profit and net income was higher employee related expenses and an overall increase in selling, general and administrative expenses. Management continues to expand the Company's workforce to insure that production and overall execution of the large increase in backlog orders and additional anticipated orders are successfully performed. Present employment has exceeded 200 people as compared to September 30, 1998 when 163 people were employed. Several of these employees require on the job training prior to working at maximum efficiency. The benefits of this training should begin to positively impact operations in the fourth quarter of fiscal 2000.

The Company continues to diversify its customer base and product line. The backlog at September 30, 1999 was approximately $27,871,000, as compared to approximately $14,632,000 at September 30, 1998. The Company continues to increase the backlog while increasing current sales levels. Management presently anticipates that the Company will realize both an increase in revenues and income in fiscal 2000, however, there can be no assurance since such a forward-looking statement is subject to future events.

Selling, general and administrative expenses were $493,600 for the three months ended September 30, 1999, an increase of $76,819, or 18.4%, as compared to the three months ended September 30, 1998. This increase was expected as the Company continues to add employees to increase and manage the continued growth in sales and order backlog.

Total other income for the three months ended September 30, 1999 remained relatively the same as compared to the three months ended September 30, 1998. The Company does not feel that there is any risk associated with its investment policy, since the majority of its investments are represented by United States Government Treasury Securities, preferred equity securities and a money market account. -7-

Liquidity and Capital Resources
-------------------------------

As of September 30, 1999, the Company had working capital of $20.4 million compared to $20.8 million at June 30, 1999. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and short term investments.

The table below presents the summary of cash flow for the periods indicated:

                                                     Three Months Ended September 30,
                                                           1999           1998
                                                           ----           ----
Net cash provided by  operating activities              $1,384,963      $  67,723
Net cash provided by (used in) investing activities     $2,654,602      $(46, 231)
Net cash used in financing activities                   $  245,655      $  87,402

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. The increase in net cash provided by (used in) investing activities is due to the maturity of investment securities with no offsetting purchase of new investments. The increase in net cash used in financing activities is due to the quarterly dividend payment and increased treasury stock purchases.

The Company currently believes that the cash generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements. Management is currently analyzing the need for a line of credit to help fund further growth. For the first quarter of fiscal 2000 capital expenditures were approximately $261,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Consolidated Statements of Income the offsetting items of interest income and interest expenses relating to ESOP. The Company has eliminated the offsetting accruals from the Consolidated Balance Sheets.

During the three months ended September 30, 1999 the Company repurchased 15,027 shares of its common stock from the Company's ESOP and other public transactions. Under existing authorizations, as of September 30, 1999, 57,473 shares could be repurchased at a price not to exceed $13.50.

Year 2000 Issues

The Company's year 2000 team has the responsibility of identifying and resolving significant Year 2000 issues in a timely manner. In addition, management continues to monitor the status of the Company's Year 2000 remediation.

The process has included an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's manufacturing processes and products. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date no significant issues have been identified as to internally used software, computer hardware and use of computer applications in the Company's manufacturing processes and products. In addition, no issues have been identified regarding significant suppliers and large customers.

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

Due to the general uncertainty inherent in Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company despite its efforts as described in this section, can give no assurance as to whether the consequences of Year 2000 failures will have a material impact on the Company's result of operations, liquidity or financial condition.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

It should be noted that in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

                         ESPEY MFG. & ELECTRONICS CORP.

                    PART II: Other Information and Signatures

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None during the quarter.

Item-5.   Other Information
          -----------------

          Effective October 29, 1999 Mr. Alvin Sabo, an attorney and senior partner of the law firm of Donohue, Sabo, Varley & Armstrong P.C. in Albany, NY and Mr. Carl Helmetag President and CEO of UVEX Inc. in Providence, RI were named to the Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          None during the quarter.

                               S I G N A T U R E S
                               -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ESPEY MFG. & ELECTRONICS CORP.




                                       /s/ Howard Pinsley,President
                                           -------------------------------
                                           Howard Pinsley, President
                                           Chief Executive Officer and Treasurer








                                       /s/ David O'Neil,Assistant Treasurer
                                           --------------------------------
                                           David O'Neil,Assistant Treasurer
                                            and Controller
                                           Principal Financial Officer
 15 November 1999
 ----------------
     Date