Form 10-Q
period 1999-12-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 2000-02-14
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

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
                                                     ---------------------------

Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as of February 10, 2000: 1,043,631.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  [X]                NO  [ ]

                         ESPEY MFG. & ELECTRONICS CORP.

                                    I N D E X

PART I   FINANCIAL INFORMATION                                              PAGE

         Item 1   Financial Statements:

                          Consolidated Balance Sheets -
                          December 31, 1999 and June 30, 1999                 1


                          Consolidated Statements of Income -
                          Three and Six Months Ended
                          December 31, 1999 and 1998                          3


                          Consolidated Statements of Cash Flows -
                          Six Months Ended December 31, 1999 and 1998         4


                          Notes to Consolidated Financial Statements          5

         Item 2           Management's Discussion and Analysis of             7
                          Financial Condition and Results of
                          Operations.

PART II  OTHER INFORMATION                                                    10

                          SIGNATURES                                          11

                         ESPEY MFG. & ELECTRONICS CORP.

                           Consolidated Balance Sheets

                       December 31, 1999 and June 30, 1999
                      ------------------------------------
                                   A S S E T S

                                                            Unaudited
                                                              1999            1999
                                                           December 31       June 30
                                                           -----------     -----------
CURRENT ASSETS:
         Cash and cash equivalents                        $ 6,782,624     $ 2,364,335

         Investments securities                               663,000       3,674,169

         Trade accounts receivable net of
            $3,000 allowance at December 31, 1999
            and June 30, 1999                               1,939,539       4,440,177
         Other receivables                                      9,614          10,941
                                                          -----------     -----------
                           Total Receivables                1,949,153       4,451,118
                                                          -----------     -----------
         Inventories:

            Raw materials and supplies                        602,182         546,007
            Work-in-process                                 2,104,681       2,639,330
            Costs relating to contracts in
            Process, net of advance payments of
              $775,400 at December 31, 1999 and $0 at
              June 30, 1999                                 9,249,057       7,856,607
                                                          -----------     -----------

                           Total Inventories               11,955,920      11,041,944
                                                          -----------     -----------

         Deferred income taxes                                362,060         327,497
         Prepaid expenses and other current assets            193,216         232,051
                                                          -----------     -----------

                           Total Current Assets            21,905,973      22,091,114
                                                          -----------     -----------

Deferred Income Taxes                                          42,367          42,367

Net Property, Plant and Equipment                           3,396,059       3,261,231
                                                          -----------     -----------

                           Total Assets                   $25,344,399     $25,394,712
                                                          ===========     ===========


See accompanying notes to the financial statements
                                                                     (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.

                       December 31, 1999 and June 30, 1999
                      ------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                Unaudited
                                                                                  1999             1999
                                                                               December 31        June 30
                                                                              ------------      ------------
CURRENT LIABILITIES:
         Accounts Payable                                                    $    428,333     $     285,281
         Accrued expenses:
            Salaries, wages and commissions                                       364,540           498,695
            Employees' insurance costs                                             62,318            58,539
            Vacation                                                              216,837           211,162
            ESOP payable                                                          274,078              --
            Other                                                                 12,184             41,251
            Payroll and other taxes withheld
                  and accrued                                                     110,772           116,211
            Income taxes payable                                                   27,597            62,987
                                                                             -------------     ------------
                           TOTAL CURRENT LIABILITIES                            1,496,659         1,274,126
STOCKHOLDERS' EQUITY:

         Common  stock,  par value  .33-1/3  per  share.
         Authorized  10,000,000  shares;
         issued  1,514,937  shares December 31, 1999
         and June 30, 1999. Outstanding  1,048,631  and
         1,063,658 on December 31, 1999 and June 30, 1999,
         respectively                                                             504,979           504,979

         Accumulated other  comprehensive  income,  net of income
         tax benefit of $56,380 and $25,557 at December 31, 1999
         and June 30,1999,
         respectively                                                             (99,620)          (38,175)

         Capital in excess of par value                                        10,496,287        10,496,287

         Retained earnings                                                     23,175,119        23,193,297
                                                                             -------------      ------------
                                                                               34,076,765        34,156,388

         Less:  Common stock subscribed                                        (2,793,312)       (2,793,312)

            Cost of 466,306 and 451,279 shares
            on December 31, 1999 and June30, 1999
            respectively of common stock
            in treasury                                                        (7,435,713)       (7,242,490)
                                                                             ------------      ------------
                           TOTAL STOCKHOLDERS' EQUITY                          23,847,740        24,120,586
                                                                             ------------      ------------
                                    TOTAL LIABILITIES AND
                                    STOCKHOLDERS' EQUITY                     $ 25,344,399      $ 25,394,712
                                                                             ============      ============


See accompanying notes to the financial statements



                         ESPEY MFG. & ELECTRONICS CORP.

                        Consolidated Statements of Income

              Three and Six Months Ended December 31, 1999 and 1998
             ------------------------------------------------------




                                                   Unaudited                         Unaudited
                                                  Three Months                      Six Months
                                              1999            1998            1999            1998
                                          ------------------------------------------------------------

Net Sales                                $ 3,412,424     $ 3,134,377     $ 6,711,404     $ 5,658,362

Cost of sales                              2,918,399       2,508,924       5,803,765       4,634,203
                                         -----------     -----------     -----------     -----------

         Gross profit                        494,025         625,453         907,639       1,024,159

Selling, general and administrative
 expenses                                    533,327         532,737       1,025,951         938,518
                                         -----------     -----------     -----------     -----------
         Operating income (loss)             (39,302)         92,716        (118,312)         85,641
                                         -----------     -----------     -----------     -----------

Other income

         Interest and dividend income        111,922         143,138         202,587         292,241
         Sundry income (loss)                   (528)            255          52,413             270
                                         -----------     -----------     -----------     -----------
                                             111,394         143,393         255,000         292,511
                                         -----------     -----------     -----------     -----------

Income before income taxes                    72,092         236,109         136,688         378,152

Provision for income taxes                    25,000          70,000          50,000         128,000
                                         -----------     -----------     -----------     -----------


                  Net Income             $    47,092     $   166,109     $    86,688     $   250,152
                                         ===========     ===========     ===========     ===========

Income per share:


Basic and dilutive income per share .     $       .04     $       .15      $       .08     $       .23
                                          -----------     -----------      -----------     -----------


Weighted average number of shares
         outstanding ................       1,048,631       1,104,675        1,050,754       1,106,557
                                          ===========     ===========      ===========     ===========


See accompanying notes to financial statements

                         ESPEY MFG. & ELECTRONICS CORP.
                      Consolidated Statements of Cash Flows
                 Six Months Ended December 31, 1999 and 1998

                                                                                          Unaudited
                                                                                         December 31,

                                                                                     1999             1998
                                                                                 -----------      -----------
Cash Flows From Operating Activities:
         Net income                                                             $    86,688       $   250,152

         Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                               226,510           216,811
         Changes in assets and liabilities:
                  Decrease (increase) in receivables                              2,501,964          (236,213)
                  Increase in inventories                                          (913,976)       (1,239,360)
                  Decrease (increase) in prepaid expenses and other
                   current assets                                                    38,835          (160,602)
                  Increase in accounts payable                                      143,052           509,921
                  (Decrease)increase in accrued salaries,
                   wages and commissions                                           (134,155)           27,098
                  Increase in accrued employee insurance costs                        3,779             6,916
                  (Decrease)increase in other accrued expenses                      (29,067)            1,701
                  Increase in vacation accrual                                        5,675                 -
                  (Decrease)increase in payroll & other taxes withheld
                   and accrued                                                       (5,439)           58,501
                  Decrease in deferred income taxes                                       -            10,800
                  (Decrease)in income taxes payable                                 (35,390)                -
                  Increase in ESOP contributions                                    274,078           279,331
                                                                                -----------       -----------

                                            Net cash provided by (used in)
                                            operating activities                  2,162,555          (274,944)
                                                                                -----------       -----------
Cash Flows From Investing Activities:

         Proceeds from maturity of investment securities                          2,915,161         6,000,000
         Purchases of investment securities                                              --        (6,011,032)
         Additions to property, plant & equipment                                  (361,342)         (192,516)
                                                                                -----------       -----------
                                            Net cash provided by (used in)
                                            investing activities                  2,553,819          (203,548)
                                                                                -----------       -----------
Cash Flows From Financing Activities:

         Dividends on common stock                                                 (104,862)                -
         Purchase of treasury stock                                                (193,225)         (120,464)
                                                                                -----------       -----------
                                            Net cash used in
                                            financing activities                   (298,085)         (120,464)
                                                                                -----------       -----------
Increase (decrease) in cash and cash equivalents                                  4,418,289          (598,956)

Cash and cash equivalents, beginning of period                                    2,364,335         2,591,739
                                                                                -----------       -----------
Cash and cash equivalents, end of period                                        $ 6,782,624       $ 1,992,783
                                                                                -----------       -----------

Income Taxes Paid                                                               $    80,000       $    -
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

2. The earnings per share computations for the six months ended December 31, 1999 were based on 1,050,754 shares and on 1,106,557 shares for December 31, 1998. These represent the average number of shares outstanding for each respective period.

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

       Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of December 31, 1999 there were 161,125 shares allocated to participants.

6.   Total comprehensive income consists of:


                                                 Three Months Ended           Six Months Ended
                                                    December 31,                 December 31,
                                                 1999          1998           1999         1998
                                               --------      --------        ------       ------

Net income                                   $ 47,092        166,109        86,688        250,152

Accumulated other comprehensive income:

Unrealized gain (loss) on
available for sale securities                 (28,165)             -       (61,445)             -
                                             --------       --------      ---------      --------

Total comprehensive income                     18,927        166,109        25,243        250,152
                                             ========       ========      =========      ========


7.   Stock Options

       On October 29, 1999, the Board of Directors approved, subject to shareholder approval, the 2000 Stock Option Plan (the Plan). Under the Plan and related incentive stock option agreements, options will be granted to purchase shares of common stock of the Company with an exercise price not less than the fair value of a share of such common stock at the date of the grant and vest over a period not to exceed ten years as will be determined by the Option Committee which will administer the Plan. Non-Qualified stock options will be issued in accordance with the plan.

        The Company will apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the stock option plans and determine the necessary pro forma disclosure information required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". No options have been granted under the plan. Shareholders approved the Plan at the Annual Meeting on January 4, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

Net sales for the six months ended December 31, 1999 were $6,711,404 as compared to $5,658,362 for the same period in 1998. Net sales for the three months ended December 31, 1999 were $3,412,424 as compared to $3,134,377 for the same period in 1998. The Company's increase in sales for the three and six month periods ended December 31, 1999 as compared to December 31, 1998 is largely due to increased commercial power supply and radar test equipment sales. Due to successful marketing efforts with new and existing customers the Company should continue to see increased net sales levels as backlog orders are completed and shipped.

Net income for the six months ended December 31, 1999 was $86,688 or $.08 per share compared to $250,152 or $.23 per share for the corresponding period ended December 31, 1998.

During the first six months of fiscal 2000 gross profits as a percentage of sales decreased approximately 4.5% as compared with the first six months of fiscal 1999.

The primary reason for the decrease in gross profit and net income was product mix, higher employee related expenses and an overall increase in selling, general and administrative expenses. Management continues to expand the Company's workforce to ensure that production and overall execution of the large increase in backlog orders and additional anticipated orders are successfully performed. Present employment has exceeded 225 people as compared to December 31, 1998 when 175 people were employed. Several of these employees require on the job training prior to working at maximum efficiency. The benefits of this training should begin to positively impact operations in the fourth quarter of fiscal 2000.

The Company continues to diversify its customer base and product line. The backlog at December 31, 1999 was approximately $28,600,000 an increase of approximately 62% over the prior year. The Company continues to increase the backlog while increasing current sales levels. Management presently anticipates that the Company will realize both an increase in revenues and income in fiscal 2000, however, there can be no assurances made since such a forward-looking statement is subject to future events.

Selling, general and administrative expenses were $1,025,951 for the six months ended December 31, 1999, an increase of $87,433, or 9.3%, as compared to the six months ended December 31, 1998. The increase is primarily due to an increase in selling expenses offset partially by a decrease in professional fees. This increase was expected as the Company continues to add employees to increase and manage the continued growth in sales and order backlog.

Other income for the three and six months ended December 31, 1999 remained relatively the same as compared to the three and six months ended December 31, 1998. The Company does not believe there is any significant risk associated with its investment policy, since a majority of the investments are represented by United States Government Treasury Securities, preferred equity securities, and a money market account.

Liquidity and Capital Resources

As of December 31, 1999, the Company had working capital of $20.4 million compared to $20.6 million at December 31, 1998. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and short term investments.

The table below presents the summary of cash flow for the periods indicated:

                                                           Six Months Ended December 31,
                                                           -----------------------------
                                                              1999              1998
                                                            --------          --------

Net cash provided by(used in) operating activities        $ 2,162,555         (274,944)
Net cash provided by(used in) investing activities ..       2,553,819         (203,548)
Net cash (used in) financing activities ..                   (298,086)        (120,464)




Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. The increase in net cash provided by (used in) investing activities is due to the maturity of investment securities with no offsetting purchase of new investments. The increase in net cash used in financing activities is due to the quarterly dividend payment and increased treasury stock purchases.

The Company currently believes that the cash generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements. Management is currently analyzing the need for a line of credit to help fund further growth. For the first half of fiscal 2000 capital expenditures were approximately $361,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Consolidated Statements of Income the offsetting items of interest income and interest expenses relating to ESOP. The Company has eliminated the offsetting accruals from the Consolidated Balance Sheets.

During the six months ended December 31, 1999 the Company repurchased 15,027 shares of its common stock from the Company's ESOP and through other public transactions. Under existing authorizations, as of December 31, 1999, 57,473 shares could be repurchased at a price not to exceed $13.50. Under this authorization, on February 8, 2000 the company repurchased an additional 5000 shares of common stock.

Year 2000 Issues

The Company's information technology systems successfully completed the "roll over" to the year 2000. The transition resulted in no adverse or negative impact on operations. The company believes that the risk addociated with the year 2000 problem has been identified and eliminated. The Company will continue to evaluate the 2000 readiness of its business systems and significant vendors to ensure a complete transition through the year 2000. The estimated total cost of the year 2000 assessment and remediation plan has been less than $25,000.

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

                         ESPEY MFG. & ELECTRONICS CORP.

                    PART II: Other Information and Signatures

Item 4.   Submission of Matters to a Vote of Security Holders
          None during the quarter

Item-5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K
           (a) Exhibits
               Ex-27 - Financial Data Schedule (for electronic filing only)
           (b) Reports on Form 8-K
               Form 8-k, filed December 21, 1999 reporting under Items 5 and 7, announcing an amendment to certain provisions of the Rights Agreeement dated March 31, 1989, as amended February 12, 1999.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ESPEY MFG. & ELECTRONICS CORP.




                                       /s/ Howard Pinsley
                                           --------------------------------
                                           Howard Pinsley, President and
                                           Chief Executive Officer

                                       /s/ David O'Neil
                                           --------------------------------
                                           David O'Neil, Treasurer and
                                           Principal Financial Officer

14 February 2000
 ----------------
     Date