Form 10-Q
period 2000-03-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 2000-05-12
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2000

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
                                                     ---------------------------

Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as of May 10, 2000: 1,033,631.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  [X]              NO [_]

                         ESPEY MFG. & ELECTRONICS CORP.

                                    I N D E X

PART I     FINANCIAL INFORMATION                                          PAGE

           Item 1     Financial Statements:

                           Consolidated Balance Sheets -
                           March 31, 2000 and June 30, 1999                 1


                           Consolidated Statements of Income -
                           Three and Nine Months Ended
                           March 31, 2000 and 1999                          3


                           Consolidated Statements of Cash Flows -
                           Nine Months Ended March 31, 2000 and 1999        4


                           Notes to Consolidated Financial Statements       5

           Item 2     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.        7


PART II    OTHER INFORMATION                                                10

           SIGNATURES                                                       11

                         ESPEY MFG. & ELECTRONICS CORP.

                           Consolidated Balance Sheets

                        March 31, 2000 and June 30, 1999
                      ------------------------------------
                                   A S S E T S

                                                                          Unaudited
                                                                            2000              1999
                                                                           March 31         June 30
                                                                        ------------      -----------
CURRENT ASSETS:

           Cash and cash equivalents                                     $ 4,447,915      $ 2,364,335

           Investments securities                                            648,000        3,674,169

           Trade accounts receivable net of
                $3,000 allowance at March 31, 2000
                and June 30, 1999                                          2,478,796        4,440,177
           Other receivables                                                  10,302           10,941
                                                                         -----------      -----------
                                 Total Receivables                         2,489,098        4,451,118
                                                                         -----------      -----------
           Inventories:

                Raw materials and supplies                                   811,634          546,007
                Work-in-process                                            3,186,415        2,639,330
                Costs relating to contracts in
                    process, net of advance payments of
                    $818,300 at March 31, 2000 and $0 at
                    June 30, 1999                                         10,237,047        7,856,607
                                                                         -----------      -----------

                                 Total Inventories                        14,235,096       11,041,944
                                                                         -----------      -----------

           Deferred income taxes                                             367,460          327,497
           Prepaid expenses and other current assets                         196,500          232,051
                                                                         -----------      -----------

                                 Total Current Assets                     22,384,069       22,091,114
                                                                         -----------      -----------

           Deferred Income Taxes                                              42,367           42,367

           Net Property, Plant and Equipment                               3,594,390        3,261,231
                                                                         -----------      -----------

                                 Total Assets                            $26,020,826      $25,394,712
                                                                         ===========      ===========

See accompanying notes to the financial statements
                                                                     (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.

                     Consolidated Balance Sheets, Continued

                         March 31,2000 and June 30, 1999

                      ------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                              Unaudited
                                                                                 2000             1999
                                                                                March 31         June 30
                                                                             ------------      -----------
CURRENT LIABILITIES:

         Accounts Payable                                                  $   873,638       $   285,281
         Accrued expenses:
             Salaries, wages and commissions                                   282,892           498,695
             Employees' insurance costs                                         70,480            58,539
             Vacation                                                          251,571           211,162
             ESOP payable                                                      403,238                --
             Payroll and other taxes withheld
               and accrued                                                      53,245           116,211
             Income taxes payable                                              164,597            62,987
             Other                                                               7,563            41,251
                                                                          ------------       -----------
                          Total Current Liabilities                          2,107,224         1,274,126

STOCKHOLDERS' EQUITY:

         Common  stock,  par value  .33-1/3  per  share.  Authorized
         10,000,000 shares;  issued  1,514,937  shares on March 31, 2000 and June 30, 1999. Outstanding  1,038,631  and  1,063,658  on
         March 31,  2000 and June 30, 1999, respectively                       504,979           504,979

         Accumulated other comprehensive income, net of income
         tax benefit of $61,780 and $25,557 at March 31, 2000
         and June 30,1999, respectively                                       (109,221)          (38,175)

         Capital in excess of par value                                     10,496,287        10,496,287

         Retained earnings                                                  23,386,582        23,193,297
                                                                         -------------      ------------
                                                                            34,278,627        34,156,388

         Less:  Common stock subscribed                                     (2,793,312)       (2,793,312)

             Cost of 476,306 and  451,279  shares on March 31, 2000 and
             June 30, 1999 respectively of common stock in treasury         (7,571,713)       (7,242,490)
                                                                          ------------      ------------
                          TOTAL STOCKHOLDERS' EQUITY                        23,913,602        24,120,586
                                                                          ------------      ------------
                                     Total Liabilities And
                                     Stockholders' Equity                 $ 26,020,826      $ 25,394,712
                                                                          ============      ============

See accompanying notes to the financial statements

                         ESPEY MFG. & ELECTRONICS CORP.

                        Consolidated Statements of Income

               Three and Nine Months Ended March 31, 2000 and 1999
             ------------------------------------------------------



                                                   Unaudited                          Unaudited
                                                 Three Months                        Nine Months
                                             2000             1999              2000            1999
                                      ------------------------------------------------------------------
Net Sales                               $  3,289,816      $ 3,089,547       $ 10,001,220     $ 8,747,908

Cost of sales                              2,519,259        2,637,732          8,322,049       7,271,935
                                         -----------      -----------        -----------     -----------

         Gross profit                        770,557          451,815          1,679,171       1,475,973

Selling, General and Administrative
  Expenses                                   466,613          421,456          1,493,540       1,370,974
                                         -----------      -----------        -----------     -----------
         Operating income                    303,944           30,359            185,631         104,999
                                         -----------      -----------        -----------     -----------

Other income

         Interest and Dividend Income         95,717          107,339            298,305         399,400
         Other income                          6,983            4,025             59,396           4,295
                                         -----------      -----------        -----------     -----------
                                             102,700          111,364            357,701         403,695
                                         -----------      -----------        -----------     -----------

Income before income taxes                   406,644          141,723            543,332         508,694

Provision for income taxes                   143,000           42,000            193,000         159,000
                                         -----------      -----------        -----------     -----------


                  Net Income             $   263,644      $    99,723        $   350,332     $   349,694
                                         ===========      ===========        ===========     ===========

Income per share:

Basic and dilutive income per share      $       .25      $       .09        $       .33     $       .32
                                         -----------      -----------        -----------     -----------

Weighted average number of shares
  outstanding                              1,045,005        1,102,296          1,048,854       1,105,157
                                         ===========      ===========        ===========     ===========

See accompanying notes to the financial statements

                         ESPEY MFG. & ELECTRONICS CORP.
                      Consolidated Statements of Cash Flows

                    Nine Months Ended March 31, 2000 and 1999

                                    Unaudited
                                                                                   March 31,
                                                                             2000                1999
                                                                         -----------         -----------
Cash Flows From Operating Activities:

       Net income                                                        $   350,332         $   349,694

       Adjustments to reconcile net income to net cash provided by (used in)operating activities:

       Depreciation                                                          345,846             328,329
       Changes in assets and liabilities:
              Decrease (increase) in receivables                           1,962,020            (557,369)
              Increase in inventories                                     (3,193,152)         (2,715,358)
              Decrease (increase) in prepaid expenses
                    and other current assets                                  35,551             (71,700)
              Increase in accounts payable                                   588,357             397,789
              (Decrease) increase in accrued salaries,
                    wages and commissions                                   (215,803)            118,344
              Increase in accrued employee insurance costs                    11,941              17,832
              (Decrease) increase in other accrued expenses                  (33,689)              9,924
              Increase in vacation accrual                                    40,409                   -
              (Decrease)increase in payroll & other
                    taxes withheld and accrued                               (62,966)            293,193
              Increase in income taxes payable                               101,610                   -
              Increase in ESOP contributions                                 403,238             406,390
                                                                         -----------         -----------

                               Net cash provided by (used in)
                               operating activities                          333,694          (1,422,932)
                                                                         -----------         -----------
Cash Flows From Investing Activities:

       Proceeds from maturity of investment securities                     2,915,161           7,000,000
       Purchases of investment securities                                         --          (6,441,885)
       Additions to property, plant & equipment                             (679,008)           (307,803)
                                                                         -----------         -----------
                               Net cash provided by
                               investing activities                        2,236,153             250,312
                                                                         -----------         -----------
Cash Flows From Financing Activities:

       Dividends on common stock                                            (157,045)                  -
       Purchase of treasury stock                                           (329,222)           (134,589)
                                                                         -----------         -----------
                               Net cash used in
                               financing activities                         (486,267)           (134,589)
                                                                         -----------         -----------
Increase (decrease) in cash and cash equivalents                           2,083,580          (1,307,209)

Cash and cash equivalents, beginning of period                             2,364,335           2,591,739
                                                                         -----------         -----------
Cash and cash equivalents, end of period                                 $ 4,447,915         $ 1,284,530
                                                                         -----------         -----------

Income Taxes Paid                                                        $    91,500         $   110,000
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

2. The earnings per share computations for the nine months ended March 31, 2000 were based on 1,048,854 shares and on 1,105,157 shares for March 31, 1999. These represent the average number of shares outstanding for each respective period.

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

         Each year, the Company will make contributions to the ESOP, which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of March 31, 2000 there were 171,125 shares allocated to participants.

6.       Total comprehensive income consists of:

                                                   Three Months Ended              Nine Months Ended
                                                        March 31,                       March 31,
                                                   2000          1999           2000             1999
                                                 --------       --------       ------           ------
Net income                                        $263,644       99,723        350,332         349,694

Accumulated other comprehensive income:

Unrealized loss on
available for sale securities                       (9,600)     (15,360)       (71,045)         (8,100)
                                                   --------     --------      ---------        --------

Total comprehensive income                        $254,004       84,363        279,287         341,594
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

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the Plan. To determine the necessary pro forma disclosure information the Company utilizes Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". On March 1, 2000, 11,500 stock options were granted under the plan. All options were granted at fair market value. The options granted did not create any difference between basic and diluted earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the nine months ended March 31, 2000 were $10,001,220 as compared to $8,747,908 for the same period in 1999. Net sales for the three months ended March 31, 2000 were $3,289,816 as compared to $3,089,547 for the same period in 1999. The Company's increase in sales for the three and nine month periods ended March 31, 2000 as compared to March 31, 1999 is largely due to increased industrial power supply and radar test equipment sales. Successful marketing efforts with new and existing customers have lead the Company to recognize higher net sales levels as backlog orders are completed and shipped.

Net income for the nine months ended March 31, 2000 was $350,332 or $.33 per share compared to $349,694 or $.32 per share for the corresponding period ended March 31, 1999.

During the first nine months of fiscal 2000 gross profits as a percentage of sales remained constant as compared with the first nine months of fiscal 1999.

The primary reason for the increase in gross profit and net income was product mix. Higher employee related expenses and an overall increase in selling, general and administrative expenses somewhat offset the increases in gross profit and net income. Management has expanded the Company's workforce to ensure that production and overall execution of the large increase in backlog orders and additional anticipated orders are successfully performed. Present employment has reached 235 people.

The backlog at March 31, 2000 was approximately $31,300,000, an increase of approximately $15 million over the prior year. The Company continues to increase the backlog while increasing current sales levels. New orders for the quarter totaled approximately $5,989,000.

Selling, general and administrative expenses were $1,493,450 for the nine months ended March 31, 2000, an increase of $122,566, or 8.9%, as compared to the nine months ended March 31, 1999. The increase is primarily due to an increase in selling expenses offset partially by a decrease in professional fees. This increase was expected as the Company added employees to manage the continued growth in sales and order backlog.

Other income for the three and nine months ended March 31, 2000 remained relatively the same as compared to the three and nine months ended March 31, 1999. The Company does not believe there is any significant risk associated with its investment policy, since a majority of the investments are represented by United States Government Treasury Securities, preferred equity securities, and a money market account.

Liquidity and Capital Resources

As of March 31, 2000, the Company had working capital of $20.3 million compared to $20.5 million at March 31, 1999. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and short term investments.

The table below presents the summary of cash flow for the periods indicated:

                                                    Nine Months Ended March 31,
                                                   -----------------------------
                                                         2000            1999
                                                       --------        --------

Net cash provided by (used in) operating activities  $   333,694     (1,422,932)
Net cash provided by investing activities              2,236,153        250,312
Net cash used in financing activities                   (486,267)      (134,589)

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

The Company currently believes that the cash generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements. On April 26, 2000, management established a $3,000,000 line of credit to help fund further growth. For the first nine months of fiscal 2000 capital expenditures were approximately $679,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Consolidated Statements of Income the offsetting items of interest income and interest expense relating to ESOP. The Company has eliminated the offsetting accruals from the Consolidated Balance Sheets.

During the nine months ended March 31, 2000 the Company repurchased 25,027 shares of its common stock from the Company's ESOP and through other public transactions. As of March 31, 2000, Management was authorized by the Board of Directors to repurchase $1,000,000 in Company stock. On May 4, 2000, under this authorization, management repurchased 5,000 shares of company stock.

Year 2000 Issues

The Company's information technology systems successfully completed the transition into the year 2000. The beginning of the new year resulted in no adverse or negative impact on operations. The Company believes that the risk associated with the year 2000 problem has been identified and eliminated. The Company will continue to evaluate the 2000 readiness of its business systems and significant vendors to ensure a complete transition through the year 2000. The estimated total cost of the year 2000 assessment and remediation plan has been less than $25,000.

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

                         ESPEY MFG. & ELECTRONICS CORP.

                    PART II: Other Information and Signatures

Item 4.    Submission of Matters to a Vote of Security Holders

a) The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on January 4, 2000.

b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management's nominees listed in the proxy statement. All three nominees listed in the proxy statement were elected.

c) The following matters were voted upon at the annual meeting: The election of three Class C directors. The votes were cast as follows:

                Nominee:                                      Shares Voted For:
                --------                                      -----------------
                Paul Corr                                          866,771
                Barry Pinsley                                      864,951
                Michael W. Wool                                    866,571

                Ratification  of  PricewaterhouseCoopers   LLP,  as  independent
                auditors for the Corporation for the fiscal year ending June 30, 2000. The votes were cast as follows:

                Shares IN FAVOR                                    947,150
                Shares AGAINST                                      15,790
                ABSTENTIONS                                         21,511

                Proposal to increase the authorized shares of the Company's common stock from 2,500,000 to 10,000,000. The votes were cast as follows:

                Shares IN FAVOR                                    764,994
                Shares AGAINST                                     215,603
                ABSTENTIONS                                          3,855

                Proposal to approve the Company's 2000 Stock Option Plan. The votes were cast as follows:

                Shares IN FAVOR                                    559,270
                Shares AGAINST                                     212,570
                ABSTENTIONS                                         12,257

Item-5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K
(a)      Exhibits
                Ex-27 - Financial Data Schedule (for electronic filing only)
(b)      Reports on Form 8-K
                None

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

 May 10, 2000
---------------
     Date
                                       10