Form 10-K
period 2000-06-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 2000-09-28
CIK 33533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from             to
                                        -------------   --------------

                           Commission File No. 1-4383

                         ESPEY MFG. & ELECTRONICS CORP.
             -------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $17,700,931 as of September 13, 2000 based upon the closing sale price of $17.125 on the American Stock Exchange on September 13, 2000.

The number of shares of common stock outstanding as of September 13, 2000 was 1,033,631.

                                     PART I

Item 1.           Business.

General

Espey Mfg. & Electronics Corp. (the "Company") is engaged principally in the development, design, production and sales of specialized electronic power supplies, a wide variety of transformers and other types of iron-core components, and electronic system components. In some cases, the Company manufactures such products in accordance with pre-developed mechanical and electrical requirements. In other cases, the Company is responsible for both the overall design and manufacture of the product. The Company does not generally manufacture standardized components. The Company operates a one-segment business and was incorporated in 1928.

The electronic power supplies and components manufactured by the Company find application principally in (i) shipboard and land based radar, (ii) locomotives,
(iii) aircraft, (iv) short, medium range and global communication systems, (v) navigation systems for aircraft, (vi) nuclear submarine control systems, (vii) missile guidance and control systems and (viii) land-based military vehicles.

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

In the fiscal year ended June 30, 2000 (referred to herein as "2000"), the Company's total sales were $14,719,818. Sales to two domestic customers accounted for 29.7% and 26.3% of total sales in 2000. Sales to two domestic customers and one foreign customer accounted for 37.6%, 25.4% and 11.2%, respectively, of total sales in 1999. Sales to three domestic customers accounted for 47.9%, 14.7%, and 12.5%, respectively, of total sales in 1998.

Export sales in 2000 and 1999 were approximately $4,200,000 and $2,500,000, respectively, and were not significant in 1998. During 1999, the Company established a foreign sales corporation.

Raw Materials

The Company has never experienced any significant delay or shortage with respect to the purchase of raw materials and components used in the manufacture of its products, and has at least two potential sources of supply for all raw materials.

Sales Backlog

At September 13, 2000, the Company's backlog was approximately $28.0 million. The total backlog at June 30, 2000 was approximately $29.1 million as compared to approximately $16.9 million at June 30, 1999. The Company's backlog is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7, below.

It is presently anticipated that a minimum of $15 million of orders comprising the June 30, 2000 backlog will be filled during the fiscal year ending June 30, 2001. The minimum of $15 million does not include any shipments which may be made against orders subsequently received during the fiscal year ending June 30, 2001. The estimate of the June 30, 2000 backlog to be shipped in fiscal 2001 is subject to future events which may cause the amount of the backlog actually shipped to differ from such estimate.

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

There is competition in all classes of products manufactured by the Company, from divisions of the largest electronic companies in the country, as well as many small companies. The Company's sales do not represent a significant share of the industry's market for any class of its products. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price, product performance, the experience of the particular company and history of its dealings in such products. The Company, as well as other companies engaged in supplying equipment for military use, is subject to various risks, including, without limitation, dependence on government appropriations and program allocations, the competition for available military business, and government termination of orders for convenience.

The Company's business is not considered to be of a seasonal nature.

Research and Development

The Company's expenditures for research and development were approximately $255,000, $291,000 and $244,000 in 2000, 1999 and 1998, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvement of existing products.

Employees

The number of persons employed by the Company as of September 13, 2000 was 242.


Government Regulations

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in 2000, and the Company believes will not in fiscal 2001 or any succeeding fiscal year, have a material effect upon the capital expenditures, earnings or competitive position of the Company.


Item 2.           Properties.

The Company's principal manufacturing and all of its engineering facilities are at its plant in Saratoga Springs, New York, which the Company owns.

The Saratoga Springs plant consists of various closely adjoining one-story buildings. The plant has a sprinkler system throughout and contains approximately 151,000 square feet of floor space, of which 90,000 is used for manufacturing, 24,000 for engineering, 33,000 for shipping and climatically secured storage, and 4,000 for offices. The offices, engineering and some manufacturing areas are air-conditioned. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, plating, impregnation and spray painting operations. The manufacturing operation also includes a complete machine shop, with welding and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. In addition to meeting all of the Company's in-house needs, the plating, machine shop and environmental facilities are available to other companies on a contract basis.

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



        2000                        High                  Low

First Quarter                      14 3/4               12 1/8
Second Quarter                     15 1/4               13 5/8
Third Quarter                      15 9/16              12 7/8
Fourth Quarter                     15 1/8               13 7/8



        1999                        High                  Low

First Quarter                      14 5/8               12 3/4
Second Quarter                     13 3/8               12 3/8
Third Quarter                      14 1/8               11 3/4
Fourth Quarter                     12 3/4               11 1/4





Holders

The approximate number of holders of record of the common stock was 168 on September 13, 2000 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid a cash dividend on the common stock of $.20 per share for the fiscal years ended June 30, 2000 and 1999, respectively, and $.70 per share in its fiscal year ended June 30, 1998. The Board of Directors has authorized the payment of a fiscal 2001 first quarter dividend of $.05 payable on September 29, 2000 to shareholders of record on September 1, 2000. On a quarterly basis the Board of Directors will consider dividend declarations for fiscal 2001.


Item 6.           Selected Financial Data.


                         ESPEY MFG. & ELECTRONICS CORP.
                         Five Years Ended June 30, 2000

                                                          Year Ended June 30,
                               -----------------------------------------------------------------------
Selected Income Statement Data     2000            1999           1998           1997         1996
                               ------------   ------------    ------------   ------------ ------------
Net Sales....................   $14,719,818   $ 13,629,692    $ 10,793,572   $ 15,166,075 $ 16,800,200
Operating income (loss)......       733,617        690,839     (1,750,663)        342,177      209,226
Other income, net............       459,326        441,762         595,691        525,046      575,006
                               ------------   ------------    ------------   ------------ ------------

      Net income (loss)......       782,943        730,601       (739,602)        563,128      522,737

Income (loss) per common share:         .75   $        .66   $       (.67)   $        .51 $        .41
                               ============   ============    ============   ============ ============

Selected Balance Sheet Data

Current assets...............    22,540,316     22,091,114      21,309,658     21,819,899   21,499,805
Current liabilities..........     1,329,171      1,274,126         883,980        599,180      623,908
Working capital..............    21,211,145     20,816,988      20,425,678     21,220,719   20,875,897
Total assets.................    26,118,037     25,394,712      24,574,108     25,199,951   24,950,043
Long-term liabilities (deferred
      income taxes)..........            --             --              --             --           --
                               ------------   ------------    ------------   ------------ ------------

Stockholders' equity.........    24,788,866     24,120,586      23,690,128     24,600,771   24,326,135
                               ------------   ------------    ------------   ------------ ------------

Cash dividends declared and paid
      per common share.......          $.20   $        .20    $        .70   $        .70 $        .70
                               ============   ============    ============   ============ ============



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net Sales for fiscal years ended June 30, 2000, 1999,and 1998, were $14,719,818, $13,629,692, and $10,793,572, respectively. The 8% increase in sales over 1999 is a result of the Company continuing to realize the benefits of intensified sales and marketing efforts in an attempt to increase business with existing customers as well as establishing new customer relationships. These efforts have provided for the continued increase in the sales backlog that has occurred over the last several quarters. The sales backlog at June 30, 2000 was approximately $29.1 million, a 72% increase over the June 30, 1999 backlog. The increase in backlog includes significant orders for the Company's land and shipboard high voltage radar power supply/transmitters, industrial power supplies, and significant contracts to manufacture certain customer products in accordance with pre-developed requirements. The 26% increase in net sales in 1999 as compared to 1998 was also a result of intensified sales and marketing efforts which increased the sales order backlog and allowed the company to ship significantly more in 1999. Significant shipments in 1999 included high voltage radar power supply/transmitters, repair depot, and industrial power supplies.

Net income for fiscal 2000, was $782,943 or $.75 per share compared to $730,601 or $.66 per share for fiscal 1999. The 13.6% increase in earnings per share was due to increased net sales, increased internal cost controls, and a decrease in the average number of shares outstanding. Net income for fiscal 1999, was $730,601 or $.66 per share compared to a net loss of $739,602 or ($.67) per share for fiscal 1998. The net income increase was due to increased net sales, favorable product mix and an overall decrease in selling, general and administrative expenses.

For fiscal years ended June 30, 2000, 1999 and 1998 gross profits were $2,735,934, $2,537,676, and $685,953, respectively. Gross profit for fiscal 2000 was a percentage of sales remained consistent with fiscal 1999 at 18.6%. The increase in gross profit between 2000, 1999, and 1998, was predominately due to increased efficiency in the manufacturing and engineering workforces and an increase in net sales.

Selling, general and administrative expenses were $2,002,317 for the fiscal year ended June 30, 2000, an increase of $155,480, or 8% as compared to the prior year. This increase is mainly attributable to an overall increase in selling expenses. Selling, general and administrative expenses were $1,846,837 for the year ended June 30, 1999, a decrease of $110,279, or 5.6% as compared to the prior year. The reduction is primarily related to a decrease in professional fees, officer's salaries and employment-related expenses.

Total other income in fiscal 2000 remained relatively consistent with fiscal 1999. Interest and dividend income decreased as expected, however, this decrease was offset by government grants received related to increased employment. Total other income in fiscal 1999, as compare to fiscal 1998 declined as expected, as the company continued to increase the backlog and improve overall net sales, more cash was being utilized in operations for inventory and higher accounts receivable balances during fiscal 1999. This trend left the company with less cash to invest in interest bearing securities. Also, interest rates declined slightly in fiscal 1999 from fiscal 1998.

Business Outlook

The Company continues to increase net sales while also increasing the existing sales backlog. The sales backlog of $28.0 million as of September 13, 2000, gives the Company a solid base to grow over the next few years. In addition to the backlog, the Company currently has outstanding quotations in excess of $22 million for both repeat and new programs. The Company has received major contracts for power supplies which should find extensive use throughout the world. The Company also expects to receive substantial orders for spare parts on the various types of transmitters which are already in the field, and a number of contracts for further development and manufacture of numerous transformers. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. Management presently anticipates that the Company will realize both an increase in revenues and income in 2001, however, there can be no assurance that the Company will acquire any or all of the proposed orders described above since such a forward-looking statement is subject to future events, market conditions, political stability of foreign governments, and allocations of the United States defense budget.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past three fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last three fiscal years. On April 26, 2000, management established a $3,000,000 line of credit to help fund further growth, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future.

The Company's working capital as of June 30, 2000, 1999 and 1998 was $21,211,145, $20,816,988, and $20,425,678, respectively. During 2000 and 1999 the Company repurchased 30,027 and 47,562 shares, respectively, of its common stock from the Company's ESOP and in other private and public transactions, for a total purchase price of $403,472 and $604,226,respectively. The Company did not repurchase any of its common stock during fiscal year 1998. Under existing authorizations from the Company's Board of Directors, as of September 13, 2000, management is authorized to purchase an additional $925,750 worth of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

                                                      2000              1999
                                                      ----              ----

Net cash used in operating activities.............   $2,076,644     $ 2,947,631
Net cash provided by investing activities.........    2,691,701       3,541,565
Net cash used in financing activities.............      612,201         821,338



Net cash used in operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchases of inventory, level of sales and payment of accounts payable. The cash provided by investing activities is due to the maturities of the Company's investment securities with no offsetting purchase of new investments as the Company needed the funds to support current operations. The decrease in cash used in financing activities is due to the decrease in the amount of treasury stock purchased during 2000 as explained above.

The Company believes that the cash generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements.

Management believes that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company deals. The amount of bad debts over the years has been minimal.

During fiscal year 2000, and 1999, the Company expended approximately $782,100 and $508,000, respectively, for plant improvements and new equipment. The Company plans to expend approximately $385,000 for new equipment and plant improvements in fiscal 2001. Management presently anticipates that the funds required will be available from current operations.




Management Restructuring

At the end of the fiscal 1998, the Company implemented a management succession plan. The plan was effectuated through agreements with five executive officers of the Company: Joseph Canterino (former President and Chief Executive Officer), Barry Pinsley (former Vice President-Investor Relations and Human Resources), Seymour Saslow (Senior Vice President), Herbert Potoker (Treasurer and Principal Financial Officer) and Reita Wojtowecz (Secretary). Under the terms of the agreements, the executives agreed to resign from their positions as executive officers and are being compensated in accordance with their respective agreements. The implementation of this plan resulted in the Company recording in fiscal 1998 a $479,500 pre-tax charge for payments due under the contracts and costs related to the implementation of the plan. The costs of the plan are being paid with cash flows from the Company's operating activities. At June 30, 2000 approximately $142,000 remains to be paid under these agreements.


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

Each year the Company makes contributions to the ESOP, which are used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of June 30, 2000, there were 197,137 shares allocated to participants. Dividends attributable to allocated shares were likewise allocated to the participants' accounts, whereas the dividends on unallocated shares were used as part of the loan repayment, thus reducing the Company's required contribution.

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

Item 8.           Financial Statements



Report of Independent Accountants



To the Board of Directors and Stockholders of Espey Mfg. & Electronics Corp. and Subsidiary:


In our opinion, the 2000 and 1999 consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Espey Mfg. and Electronics Corp. and Subsidiary at June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Albany, New York
August 22, 2000

                          Independent Auditors' Report

The Board of Directors and Stockholders
Espey Mfg. & Electronics Corp.:


We have audited the statements of income, changes in stockholders' equity, and cash flows of Espey Mfg. & Electronics Corp. for the year ended June 30, 1998, as listed in the index appearing under Item 14(a)(1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Espey Mfg. & Electronics Corp. for the year ended June 30, 1998, in conformity with generally accepted accounting principles.



/s/KPMG LLP
-----------
KPMG LLP

Albany, New York
August 26, 1998

Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                     2000               1999
ASSETS
Current assets:
     Cash and cash equivalents                                                 $     2,367,191    $     2,364,335
     Investment securities                                                             650,000          3,674,169
                                                                               -----------------  -----------------
            Net cash and cash equivalents and investment securities                  3,017,191          6,038,504
                                                                               -----------------  -----------------

     Trade accounts receivable, net                                                  4,105,028          4,440,177
     Other receivables                                                                  46,435             10,941
                                                                               -----------------  -----------------
            Net receivables                                                          4,151,463          4,451,118
                                                                               -----------------  -----------------

     Inventories:
         Raw materials and supplies                                                    822,814            546,007
         Work in process                                                             3,113,708          2,639,330
         Costs related to contracts in process, net of progress payments of
            $537,468 in 2000 and $-0- in 1999                                       10,889,930          7,856,607
                                                                               -----------------  -----------------
            Net inventories                                                         14,826,452         11,041,944
                                                                               -----------------  -----------------

     Deferred income taxes                                                             299,709            327,497
     Prepaid expenses and other current assets                                         245,501            232,051
                                                                               -----------------  -----------------

         Total current assets                                                       22,540,316         22,091,114
                                                                               -----------------  -----------------

Deferred income taxes                                                                    6,516             42,367
                                                                               -----------------  -----------------

Property, plant and equipment, at cost                                              13,165,043         12,851,825
Less accumulated depreciation                                                       (9,593,838)        (9,590,594)
                                                                               -----------------  -----------------
     Net property, plant and equipment                                               3,571,205          3,261,231
                                                                               -----------------  -----------------

         Total assets                                                          $                  $
                                                                                    26,118,037         25,394,712
                                                                               =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
liabilities:
     Accounts payable                                                          $       541,636    $       285,281
     Accrued expenses:
         Salaries, wages and commissions                                               244,865            498,695
         Vacation                                                                      280,493            211,162
         Employee insurance costs                                                       65,194             58,539
         Other                                                                           3,372             41,251
     Payroll and other taxes withheld and accrued                                       69,536            116,211
     Income taxes payable                                                              124,075             62,987
                                                                               -----------------  -----------------
            Total current liabilities                                                1,329,171          1,274,126
                                                                               -----------------  -----------------

Stockholders' equity:
     Common stock, par value $.33-1/3 per share authorized 10,000,000                  504,979            504,979
     shares;
         issued 1,514,937 shares in 2000 and 1999; outstanding 1,033,631 and 1,063,658 shares in 2000 and 1999
         Capital in excess of par value                                             10,496,287         10,496,287
         Accumulated other comprehensive (loss)                                       (107,221)           (38,175)
         Retained earnings                                                          23,775,433         23,193,297
                                                                               -----------------  -----------------
                                                                                    34,669,478         34,156,388

         Less common stock subscribed                                               (2,234,650)        (2,793,312)
         Cost of 481,306 and 451,279 shares of common stock in
            treasury in 2000 and 1999, respectively                                 (7,645,962)        (7,242,490)
                                                                               -----------------  -----------------

            Total stockholders' equity                                              24,788,866         24,120,586
                                                                               -----------------  -----------------

            Total liabilities and stockholders' equity                         $    26,118,037    $    25,394,712
                                                                               =================  =================


The accompanying notes are an integral part of the consolidated financial statements.

Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Income
Years Ended June 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                    2000               1999                1998
Net sales                                                      $  14,719,818     $   13,629,692   $     10,793,572
Cost of sales                                                     11,983,884         11,092,016         10,107,619
                                                             -----------------  -----------------  -------------------
     Gross profit                                                  2,735,934          2,537,676            685,953

Selling, general and administrative expense                        2,002,317          1,846,837          1,957,116

Other costs                                                               --                 --            479,500
                                                             -----------------  -----------------  -------------------
     Operating income (loss)                                         733,617            690,839         (1,750,663)

Other income
     Interest and dividend income                                    363,599            425,330            553,540

     Other                                                            95,727             16,432             42,151
                                                             -----------------  -----------------  -------------------
         Total other income                                          459,326            441,762            595,691
                                                             -----------------  -----------------  -------------------

         Income (loss) before income taxes                         1,192,943          1,132,601         (1,154,972)


Provision (benefit) for income taxes                                 410,000            402,000           (415,370)
                                                             -----------------  -----------------  -------------------

         Net income (loss)                                   $       782,943     $      730,601    $      (739,602)
                                                             =================  =================  ===================
Income per common share;
     Net income (loss) per common share - basic
         and diluted                                         $           .75     $         .66     $          (.67)
                                                             =================  =================  ===================

     Weighted average outstanding shares                           1,045,520         1,100,065           1,111,220
                                                             =================  =================  ===================

The accompanying notes are an integral part of the consolidated financial statements.

Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Years Ended June 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------


                                                                                                Accumulated
                                                                                                   Other
                                                                                Capital in     Comprehen-
                                                                               Excess of Par   sive Income     Retained
                                                                Common Stock      Value          (Loss)        Earnings
                                                               -------------- --------------  ------------- -------------
Balance at June 30, 1997                                             504,979   $  10,496,287  $           -  $ 24,148,405

Comprehensive loss:
      Net loss, 1998                                                                                             (739,602)
      Other comprehensive income, net of tax of $3,740                                                7,260

Comprehensive loss

Dividends paid on common stock, $.70 per share                                                                   (777,854)

Tax effect of dividends on unallocated ESOP shares                                                                 40,891

Reduction of common stock subscribed
                                                                  ----------  --------------  -------------  ------------

Balance at June 30, 1998                                             504,979      10,496,287          7,260    22,671,840
                                                                  ----------  --------------  -------------  ------------

Comprehensive income (loss):
      Net income, 1999                                                                                            730,601
      Other comprehensive loss, net of tax benefit of $25,557                                       (45,435)

Comprehensive income

Dividends paid on common stock $.20 per share                                                                    (217,112)

Tax effect of dividends on unallocated ESOP shares                                                                  7,968

Purchase of treasury stock

Reduction of common stock subscribed
                                                                  ----------  --------------  -------------  ------------

Balance at June 30, 1999                                             504,979      10,496,287        (38,175)   23,193,297
                                                                  ----------  --------------  -------------  ------------

Comprehensive income (loss):
      Net income, 2000                                                                                            782,943
     Other comprehensive loss, net of tax benefit of $39,962                                        (69,046)

Comprehensive income

Dividends paid on common stock, $.20 per share                                                                   (208,729)

Tax effect of dividends on unallocated ESOP shares                                                                  7,922

Purchase of treasury stock

Reduction of common stock subscribed
                                                                  ----------  --------------  -------------  ------------

Balance at June 30, 2000                                         $   504,979     $10,496,287   $   (107,221)  $23,775,433
                                                                 ===========  ==============  =============  ============

                                                                    Common                Treasury Stock          Total
                                                                     Stock         -------------------------   Stockholders'
                                                                   Subscribed         Shares        Amount        Equity
                                                                 -------------     -----------    ----------   -------------
Balance at June 30, 1997                                         $  (3,910,636)        403,717  $  (6,638,264) $ 24,600,771


Comprehensive loss:
      Net loss , 1998                                                                                              (739,602)
      Other comprehensive income, net of tax of $3,740                                                                7,260
                                                                                                               ------------
Comprehensive loss                                                                                                 (732,342)

Dividends paid on common stock, $.70 per share                                                                     (777,854)

Tax effect of dividends on unallocated ESOP shares                                                                   40,891

Reduction of common stock subscribed                                   558,662                                      558,662
                                                                 -------------    ------------   -----------   ------------

Balance at June 30, 1998                                            (3,351,974)        403,717    (6,638,264)    23,690,128
                                                                 -------------    ------------   -----------   ------------

Comprehensive income (loss):
      Net income, 1999                                                                                              730,601
      Other comprehensive loss, net of tax benefit of $25,557                                                       (45,435)
                                                                                                               ------------
Comprehensive income                                                                                                685,166

Dividends paid on common stock $.20 per share                                                                      (217,112)

Tax effect of dividends on unallocated ESOP shares                                                                    7,968

Purchase of treasury stock                                                              47,562      (604,226)      (604,226)

Reduction of common stock subscribed                                   558,662                                      558,662
                                                                 -------------    ------------   -----------   ------------

Balance at June 30, 1999                                            (2,793,312)        451,279    (7,242,490)    24,120,586
                                                                 -------------    ------------   -----------   ------------

Comprehensive income (loss):
      Net income, 2000                                                                                              782,943
     Other comprehensive loss, net of tax benefit of $39,962                                                        (69,046)
                                                                                                               ------------
Comprehensive income                                                                                                713,897

Dividends paid on common stock, $.20 per share                                                                     (208,729)

Tax effect of dividends on unallocated ESOP shares                                                                    7,922

Purchase of treasury stock                                                              30,027      (403,472)      (403,472)

Reduction of common stock subscribed                                   558,662                                      558,662
                                                                 -------------    ------------   -----------   ------------

Balance at June 30, 2000                                          $ (2,234,650)        481,306  $ (7,645,962)  $ 24,788,866
                                                                 =============    ============  ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended June 30, 2000, 1999 and 1998
-------------------------------------------------------------------------------


                                                                       2000               1999               1998
Cash flows from operating activities:
    Net income (loss)                                               $    782,943       $    730,601       $   (739,602)

    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Tax effect of dividends on unallocated ESOP shares                  7,922              7,968             40,891

       Depreciation                                                      472,149            430,111            422,013

       Deferred income tax expense (benefit)                             103,600             85,000           (220,618)

       Change in assets and liabilities
          Decrease (increase) in trade account receivables,
             and other receivables, net                                  299,655         (2,566,142)          (721,148)

          Increase in inventories, net                                (3,784,508)        (2,253,233)          (586,836)

          Decrease (increase) in income tax refund receivable                  -            270,408           (270,408)

          Decrease (increase) in prepaid expenses
             and other current assets                                    (13,450)           (42,491)             3,294

          Increase (decrease) in accounts payable                        256,355             77,397            (37,917)

          Increase (decrease) in accrued salaries, wages and
             commissions                                                (253,830)           (64,363)           475,418

          Increase (decrease) in accrued employee
             insurance costs                                               6,655             21,066             (3,101)

          Increase (decrease) in other accrued expenses                  (37,879)            29,048              3,210

          Increase in vacation accrual                                    69,331            191,161                  -

          Increase (decrease) in payroll and other taxes
             withheld and accrued                                        (46,675)            72,851             (4,204)

          Increase (decrease) in income taxes payable                     61,088             62,987           (148,606)
                                                                    ------------       ------------       ------------

             Net cash used in operating activities                    (2,076,644)        (2,947,631)        (1,787,614)
                                                                    ------------       ------------       ------------


Cash flows from investing activities
    Proceeds from maturity of investment securities                    2,915,161         10,000,000                  -

    Additions to property, plant and equipment                          (782,122)          (507,684)          (300,289)

    Purchases of investment securities                                         -         (6,509,413)        (7,224,749)

    Reduction of common stock subscribed                                 558,662            558,662            558,662
                                                                    ------------       ------------       ------------

             Net cash provided by (used in) investing                  2,691,701          3,541,565         (6,966,376)
             activities                                             ------------       ------------       ------------


Cash flows from financing activities
    Dividends on common stock                                           (208,729)          (217,112)          (777,854)

    Purchase of treasury stock                                          (403,472)          (604,226)                 -
                                                                    ------------       ------------       ------------

             Net cash used in financing activities                      (612,201)          (821,338)          (777,854)
                                                                    ------------       ------------       ------------


Increase (decrease) in cash and cash equivalents                           2,856           (227,404)        (9,531,844)


Cash and cash equivalents, beginning of the year                       2,364,335          2,591,739         12,123,583
                                                                    ------------       ------------       ------------


Cash and cash equivalents, end of the year                          $  2,367,191       $  2,364,335          2,591,739
                                                                    ============       ============       ============


Supplemental disclosures of cash flow information:
    Income taxes paid                                               $    237,500       $    331,045       $    224,262
                                                                    ============       ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


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

       Inventory Valuation and Revenue Recognition
       Raw materials are stated at the lower of cost or market and are valued at weighted average cost.

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

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.     Summary of Significant Accounting Policies, Continued

       Investment Securities

       The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

       Investment securities at June 30, 2000 and 1999 consist of U.S. Treasury securities and corporate equity securities. The Company classifies U.S. Treasury securities and corporate equity securities as available-for-sale.

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

       Stock-Based Compensation
       The intrinsic value method of accounting is used for stock-based compensation plans. Under the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount of an employee must pay to acquire the stock.

       Per Share Amounts
       Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity.

       Comprehensive Income
       In 1999, the Company adopted Statement of Financial  Accounting Standards
       (SFAS)  No.  130,  "Reporting   Comprehensive   Income."  This  statement
       establishes  rules for the  reporting  of  comprehensive  income  and its components. Comprehensive income consists of net income and unrealized gains (losses) on securities available for sale and is presented in the Statement of Changes in Stockholders' Equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements. Components of other comprehensive income include unrealized gains (losses) on securities available for sale. There were no realized gains (losses) included in net income requiring reclassification adjustments to other comprehensive income.

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

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.     Summary of Significant Accounting Policies, Continued

       New Accounting Pronouncements
       In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 has subsequently been amended by SFAS No. 137, issued June 1999, which delays the effective date for implementation of SFAS No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. Management believes SFAS No. 133 will not impact the Company's consolidated financial statements.

       In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the quarter ended June 30, 2001. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.

       In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has applied the applicable provisions of FIN 44 which did not have a material effect on the Company's consolidated financial statements.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.     Investment Securities

       Investment securities at June 30, 2000, consist of U.S. Treasury bills and corporate equity securities, which are classified as available-for-sale securities, and recorded at market value. The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type at June 30, 2000 and 1999 are as follows:

                                             Gross Unrealized   Gross Unrealized
                 2000               Cost       Holding Gains     Holding Losses   Fair Value
                                 ----------  ----------------    --------------  -----------
U.S. Treasury bills              $        -         $     -      $        -     $         -

Corporate equity securities         819,005               -         169,005         650,000
                                 ----------      ----------      ----------      ----------
                                 $  819,005         $     -      $  169,005      $  650,000
                                 ==========      ==========      ==========      ==========

                 1999
U.S. Treasury bills              $2,915,161         $     -      $        -      $2,915,161

Corporate equity securities         819,005               -          59,997         759,008
                                 ----------      ----------      ----------      ----------
                                 $3,734,166         $     -      $   59,997      $3,674,169
                                 ==========      ==========      ==========      ==========

       The U.S. Treasury bills classified as available-for-sale at June 30, 1999 matured during 2000. The change in unrealized holding losses on available for sale investment securities net of tax was $69,046 and $45,435 in 2000 and 1999, respectively.


3.     Contracts in Process

       Contracts in process at June 30, 2000 and 1999 are as follows:

                                                                        2000               1999

          Gross contract value                                      $ 29,128,352      $ 16,961,238

          Costs related to contracts in process, net of progress
          payments of $537,468 in 2000 and $-0- in 1999             $ 10,889,930      $ 7,856,607

       Included in costs relating to contracts in process at June 30, 2000 and 1999 are costs of $748,722 and $298,814, respectively, relative to contracts that may not be completed within the ensuing year. Under the unit-of-delivery method, the related sale and cost of sales will not be reflected in the statement of income until the units under contract are shipped.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


4.     Property, Plant and Equipment

       A summary of the original cost of property, plant and equipment at June 30, 2000 and 1999 is as follows:


                                                        2000             1999

          Land                                      $     50,000    $     50,000
          Buildings and improvements                   3,992,041       3,952,869
          Machinery and equipment                      8,755,010       8,477,396
          Furniture, fixtures and office equipment       367,992         371,560
                                                    --------------- ------------

                                                    $ 13,165,043    $ 12,851,825
                                                    =============== ============

       Estimated useful lives of depreciable assets are as follows:

          Buildings and improvements                                15-20 years
          Machinery and equipment                                   10 years
          Furniture, fixtures and office equipment                  10 years


5.     Line of Credit

       At June 30, 2000, the Company has an available unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line generally provides for interest at prime minus fifty basis points.


6.     Research and Development Costs

       Research and development costs charged to operations during the years ended June 30, 2000, 1999 and 1998 were approximately $255,000, $291,000, and $244,000, respectively.


7.     Pension Expense

       Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions are based upon hours worked at a specified rate and amounted to $88,660 in 2000, $64,829 in 1999, and $54,269 in 1998.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8.     Provision (Benefit) for Income Taxes

       A summary of the components of the provision (benefit) for income taxes for the years ended June 30, 2000, 1999 and 1998 is as follows:

                                                            2000         1999            1998
          Current tax expense (benefit) - federal      $    295,400  $    313,000   $   (195,179)
          Current tax expense - state                        11,000         4,000            427
          Deferred tax expense (benefit)                    103,600        85,000       (220,618)
                                                       ------------- -------------- -------------

                                                       $    410,000  $    402,000   $   (415,370)
                                                       ============= ============== =============


       Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with SFAS No. 109.

       The combined U.S. federal and state effective income tax rates of 34.4%, 35.5% and (36.0)% for 2000, 1999 and 1998, respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

                                                2000       1999       1998
        U.S. federal statutory income tax rate   34%        34%      (34.0)%
        Increase (reduction) in rate resulting
        from:
           Dividends received deduction         (1.2)     (0.5)          -
           State franchise tax, net of federal
               income tax benefit                1.7       2.3        (2.4)
           Foreign sales corporation benefit    (1.0)     (1.1)          -
           Other                                  .9       0.8          .4
                                                -----     ------     -----
        Effective tax rate                      34.4%     35.5%      (36.0)%
                                                =====     ======     =====

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


8.     Provision (Benefit) for Income Taxes, Continued

       For the years ended June 30, 2000 and 1999 deferred income tax expense of $103,600 and $85,000, respectively, result from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2000 and 1999 are presented as follows:

                                                                    2000          1999
       Deferred tax assets:
          Inventory - differences in valuation methods            $150,945      $161,194
          Unrealized loss on available-for-sale investment
          securities                                                61,779        25,557
          Common stock subscribed - due to difference in
             interest recognition                                  407,791       449,891
          Non-deductible accruals                                  152,100       154,810
          Other                                                     16,695        13,353
                                                                  --------      --------

            Total deferred tax assets                              789,310       804,805
                                                                  --------      --------

       Deferred tax liabilities:
          Property, plant and equipment - principally due to
            differences in depreciation methods                    401,275       407,524
          Inventory - effect of uniform capitalization              81,810        27,417
                                                                  --------      --------

            Total deferred tax liabilities                         483,085       434,941
                                                                  --------      --------

       Net deferred tax asset                                     $306,225      $369,864
                                                                   ========     ========

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


9.     Common Stock and Income Per Share

       Income per share information is based on the weighted average number of common shares outstanding during the respective periods. The weighted average number of shares used in the computation was 1,045,520 in 2000, 1,100,065 in 1999, and 1,111,220 in 1998.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


10.    Significant Customers

       A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. Government and its agencies and certain industrial customers. Sales to two domestic customers accounted for 29.7% and 26.3%, respectively of total sales in 2000. Sales to two domestic customers and one foreign customer accounted for 37.6%, 25.4% and 11.2%, respectively, of total sales in 1999. Sales to three domestic customers accounted for 47.9%, 14.7% and 12.5%, respectively, of total sales in 1998.

       Export sales aggregated approximately $4,200,000 and $2,500,000 for years ended June 30, 2000 and 1999, respectively. Export sales in 1998 were not significant.


11.    Stock Rights Plan

       The Company has a Shareholder Rights Plan which expires on December 31, 2009. Under this plan, common stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock outstanding as of or issued subsequent to April 14, 1989. Each right entitles the holder thereof to buy one-half share of common stock of the Company at an exercise price of $50 per share subject to adjustment. The rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in the offer or, together with all affiliates and associates thereof, being the beneficial owner of 15% or more of the Company's common stock.

       If a 15% or larger shareholder should engage in certain self-dealing transactions or a merger with the Company in which the Company is the surviving corporation and its shares of common stock are not changed or converted into equity securities of any other person, or if any person were to become the beneficial owner of 15% or more of the Company's common stock, than each right not owned by such shareholder or related parties of such shareholder (all of which will be void) will entitle its holder to purchase, at the right's then current exercise price, shares of the Company's common stock having a value of twice the right's exercise price. In addition, if the Company is involved in any other merger or consolidation with, or sells 50% or more of its assets or earning power to, another person, each right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a value of twice the right's exercise price.

       The Company generally is entitled to redeem the rights at one cent per right at any time until the 15th day (or 25th day if extended by the Company's Board of Directors) following public announcement that a 15% position has been acquired or the commencement of a tender or exchange offer which, if consummated, would result in the offer or, together with all affiliates and associates thereof, being the beneficial owner of 15% or more of the Company's common stock.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


12.    Employee Stock Ownership Plan

       In 1989, the Company established an Employee Stock Ownership Plan (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 in 1989 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Since inception of the Plan, the ESOP has sold or distributed 66,628 shares of the Company's common stock to pay benefits to participants. At June 30, 2000 and 1999, the ESOP held a total of 281,185 and 272,692 shares, respectively, of the Company's common stock, of which 197,137 and 167,632 shares, respectively, were allocated to participants in the Plan.

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

       Each year, the Company makes contributions to the ESOP which are used to make loan payments. With each loan payment, a portion of the common stock is allocated to participating employees. For the periods ended June 30, 2000 and 1999, 21,012 shares were allocated to participants. In 2000, the Company's required contribution of $1,039,605 was reduced by $21,012 which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $1,018,593 includes $537,650 classified as compensation expense. In 1999, the Company's required contribution of $1,039,605 was reduced by $25,214, which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $1,014,319 includes $533,449 classified as compensation expense. In 1998, the Company's required contribution of $1,039,605 was reduced by $102,952, which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $936,646 includes $455,704 classified as compensation expense. All shares purchased by the ESOP are considered to be outstanding for the income per share computations.


13.    Stock Options

       During fiscal 2000, the Board of Directors and shareholders approved, the 2000 Stock Option Plan (the Plan). Under the Plan, incentive and non-qualified stock options will be granted to purchase shares of common stock of the Company. As of June 30, 2000 the Plan was authorized to issue 150,000 shares of the Company's common stock.

       Options granted under the Plan have been granted at not less than the fair market value at the grant date and vest over a maximum period of ten years.

       On March 1, 2000, 11,500 stock options were granted under the plan which vest over two years. As of June 30, 2000 no options were forfeited.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


13.    Stock Options, Continued

       The Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the Plan. Under APB 25, no compensation expense has been recognized in 2000. Had compensation cost and fair value been determined pursuant to Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation", net income would have decreased from $782,943 to $778,296. The options outstanding did not create any difference between basic and diluted earnings per share. The initial impact of FAS 123 on pro forma earnings per share may not be representative of the effect on income in future years because options vest over several years and additional option grants may be made each year.

       The weighted average fair value of options granted under FAS 123 was $3.71 in 2000. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: dividend yield of 2.5%; expected volatility of 16.4% ; risk-free interest rates of 6%; and expected life of 5 years.


14.    Financial Instruments/Concentration of Credit Risk

       The carrying amounts of financial instruments, including cash, short-term investments, investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2000 and 1999 because of the relatively short maturities of these instruments.

       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in
       Note 10, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. Government and its agencies and certain industrial customers. The related accounts receivable balance represented by three customers was 64% and 93.2% of the Company's total trade accounts receivable balance at June 30, 2000 and 1999, respectively.

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

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


15.    Commitments

       The Company under an operating lease agreement rents a sales office in Great Neck, New York. This lease, which expires on September 9, 2001, requires future minimum lease payments of $14,222 payable as follows:

          Year ending June 30,
             2001                                                      12,190
             2002                                                       2,032
                                                          ----------------------

                                                          $            14,222
                                                          ======================

       Rent expense for the years ended June 30, 2000, 1999 and 1998 was $12,190, $18,674, and $12,398, respectively.


16.    Other Costs

       During 1999 the Company implemented a management succession plan that involves agreements with five members of management. These agreements require the Company to pay certain amounts for a period of approximately two years after the employees' resignations from the Company in exchange for the employees' agreements to be available to the Company on an as-needed basis. Since there is no minimum service required by the agreements, the Company accrued for these payments on the effective date of the plan as the employees are eligible for the benefit at that date. At June 30, 1999, approximately $306,000 was accrued to record the liabilities relating to these agreements. At June 30, 2000, $142,000 remained to be paid to these individuals.


17.    Related Parties

       The Company paid a law firm in which a director of the Company is a partner, a total of $42,000 for legal services during each fiscal year ended June 30, 2000, 1999 and 1998. The Company paid a director of the Company, a total of approximately $15,975 and $15,600 for consulting services during the fiscal year ended June 30, 2000 and 1999, respectively.


18.    Quarterly Financial Information (Unaudited)

                                                     First            Second            Third           Fourth
                                                    Quarter           Quarter          Quarter         Quarter
       2000
          Net sales                             $     3,298,980   $     3,412,424  $     3,289,816 $     4,718,598
          Gross profit                                  414,586           493,051          771,435       1,056,862
          Net income (loss)                              39,593            47,092          263,548         432,710

       Net income (per share - basic
          and diluted)                                    0.04              0.04              0.25           0.42

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


18.    Quarterly Financial Information (Unaudited), Continued

       1999
          Net sales                             $     2,523,984   $     3,134,377  $    3,089,547  $     4,881,784
          Gross profit                                  398,705           625,453         451,815        1,061,703
          Net income                                     84,042           166,109          99,723          380,727

       Net income (per share - basic
          and diluted)                                    0.08              0.15              0.9             0.34

       1998
          Net sales                             $     2,503,584   $     3,549,697  $    2,240,347  $     2,499,944
          Gross profit                                  428,603           401,300        (457,608)         313,658
          Net income (loss)                              45,009            24,955        (507,426)        (302,140)

       Net income (loss) per share - basic
          and diluted                                     0.04              0.02            (0.46)         (0.27)

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Identification of Directors

                       Date Present Term         Other Positions
                       Expires and Period        and Offices Held
Name                   Served as Director        With Registrant         Age
----                   ------------------        ---------------         ---

Paul J. Corr           Annual Meeting in         None                     56
                       December 2002
                       Director since 1992

William P. Greene      Annual Meeting in         Vice President of        70
                       December 2001             Operations
                       Director since 1992

Carl Helmetag          Annual Meeting in         None                     52
                       December 2000
                       Director since 1999

Barry Pinsley          Annual Meeting in         None                     58
                       December 2002
                       Director since 1994

Howard Pinsley         Annual Meeting in         President and Chief      60
                       December 2000             Executive Officer
                       Director since 1992

Alvin A. Sabo          Annual Meeting in         None                     57
                       December 2000
                       Director since 1999

Seymour Saslow         Annual Meeting in         None                     79
                       December 2001
                       Director since 1992

Gerald B.H. Solomon    Annual meeting in         None                     70
                       December 2001
                       Director since 1999

Michael W. Wool        Annual Meeting in         None                     54
                       December 2002
                       Director since 1990

Identification of Executive Officers

                       Positions and
                       Offices Held              Period Served As
Name                   With Company              Executive Officer                 Age
----                   ------------------        ---------------                   ---

Howard Pinsley         President and             Served as Vice President-          60
                       Chief Executive           Special Power Supplies
                       Officer                   from April 3, 1992 until
                                                 being elected as Executive
                                                 Vice President on December
                                                 6, 1997.  Elected to present
                                                 office on June 9, 1998

William P. Greene      Vice President-           Since February 1, 1999             70
                       Operations

John J. Pompay, Jr.    Vice President-           Since December 6, 1996             65
                       Marketing and Sales

David A. O'Neil        Treasurer & Principal     Since January 4, 2000,             35
                       Financial Officer         Controller and Assistant
                                                 Treasurer from December 11
                                                 To January 3, 2000

Garry M. Jones         Assistant Treasurer       Since August 4, 1988,              60
                       & Principal Accounting    Principal Financial
                       Officer                   Officer from August 4,
                                                 1988 to September 10, 1993

Peggy A. Murphy        Secretary                 Since December 11, 1998            42




The terms of office of Mr. Howard Pinsley, Mr. William P. Greene, Ms. Peggy A. Murphy, Mr. David A. O'Neil and Mr. Garry M. Jones are until the next annual meeting of the Board of Directors unless successors are sooner appointed by the Board of Directors. The term of office of Mr. Pompay is subject to the provisions of an agreement between him and the Company. See "Executive Compensation-Employment Contracts and Termination of Employment and Change in Control Agreements."

Family Relationships

Barry Pinsley and Howard Pinsley are cousins. Herbert Potoker (former Treasurer) and Howard Pinsley are cousins.

Business Experience of Directors and Officers

Paul J. Corr is a Certified Public Accountant and has been a Professor of Business at Skidmore College in Saratoga Springs, New York since 1981. Mr. Corr currently holds the position of Associate Professor. Mr. Corr is also a shareholder in the Latham, New York accounting firm of Rutnik, Matt & Corr, P.C.

William P. Greene, D.B.A. prior to joining the Company's management team was Vice President of Finance for ComCierge, LLC, San Diego, CA since August 1997. Prior to that position, Dr. Greene held the position of Vice President Operations for Bulk Materials International, Newtown, CT from 1993 to July 1997. From 1991 to 1993, Dr. Greene was Associate Professor of Finance and International Business at Pennsylvania State University Kutztown, Kutztown, PA. From 1985 to 1990, he was Associate Dean of the School of Business, United States International University, San Diego, CA. From 1992 to 1995, he was Chairman of the Department of Business, Skidmore College, Saratoga Springs, NY. Prior to that time, he had been employed as an officer with several financial institutions.

Barry Pinsley is a Certified Public Accountant who for five years acted as a consultant to the Company prior to his election as Vice President-Special Projects on March 25, 1994. On December 6, 1997, Mr. Pinsley was elected to the position of Vice President-Investor Relations and Human Resources, from which he resigned on June 9, 1998. Mr. Pinsley has been a practicing Certified Public Accountant in Saratoga Springs, New York since 1975.

Howard Pinsley for more than the past five years has been employed by the Company on a full-time basis as a Program Director prior to being elected Vice President-Special Power Supplies on April 3, 1992. On December 6, 1996, Mr. Pinsley was elected to the position of Executive Vice President. On June 9,1998 he was elected to the positions of President and Chief Operating Officer. Subsequently he also became the Chief Executive Officer.

Seymour Saslow had been Senior Vice President since December 6, 1996. Prior to being elected to Senior Vice President, Mr. Saslow served as Vice President-Engineering since April 3, 1992. Mr. Saslow resigned as an executive officer effective December 31, 1999.

Gerald B.H. Solomon is currently President and Chief Executive Officer of the Solomon Group. The Solomon Group is an international consulting firm providing strategic advice and counsel to corporations worldwide. Prior to becoming President of the Solomon Group he retired from the United States Congress where he served as a congressman from New York State for twenty years.

Michael W. Wool is an attorney in private practice and a partner in the law firm of Langrock, Sperry & Wool in Burlington, Vermont for more than the past five years.

Alvin O. Sabo is an attorney engaged in private practice of law and Senior Partner of the law firm of Donohue, Sabo, Varley & Armstrong, P.C. in Albany, NY since 1980. Prior to that position, he was Assistant Attorney General, State of New York, Department of Law for eleven years.

Carl  Helmetag is currently  President and CEO of UVEX Inc, in  Providence,  RI.
From 1996 to 1999, he was President and CEO of HEAD USA Inc. Prior to that position, Mr. Helmetag was Executive Vice President, and then President at Dynastar Inc. from 1978 to 1996. He is an MBA graduate from the Wharton School of Business, University of Pennsylvania.

Peggy Murphy is Secretary of the Company since December 11, 1998. She has been employed by the Company as Director of Human Resources since October 1998.

David A. O'Neil is currently the Treasurer and Principal Financial Officer of the Company. Mr. O'Neil is a Certified Public Accountant who joined the Company as Controller and Assistant Treasurer on November 16, 1998. Prior to joining the Company Mr. O'Neil was a Senior Manager at the accounting firm of KPMG LLP.

John J. Pompay, Jr. for more than the past five years has been employed by the Company on a full-time basis as Director of Marketing and Sales prior to being elected Vice President-Marketing and Sales on December 6, 1996.

Garry M. Jones for more than the past five years has been employed by the Company on a full-time basis as Senior Accountant prior to being elected Assistant Treasurer and Principal Accounting Officer on August 4, 1988.


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


Item 11.          Executive Compensation.

Executive Compensation Table

The following table summarizes the annual compensation for each of the fiscal years ended June 30, 2000, 1999, and 1998 received by the Company's Chief Executive Officer and the other highest paid executive officers of the Company that received over $100,000 in total compensation as of June 30, 2000.


                           SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                                                   Compensation
                                                                   ------------
                                                                    Securities
Name and                      Fiscal      Annual                    Underlying           All Other
Principal Position             Year       Salary         Bonus      Options (#)       Compensation(1)
------------------             ----       ------         -----     ------------       ---------------
Howard Pinsley                 2000      $160,520       $25,000        1,500              $ 8,623
President and                  1999      $127,700       $     0            0              $11,492
Chief Executive Officer        1998      $120,125       $25,000            0              $15,961

Seymour Saslow (2)             2000      $111,150       $25,000            0              $ 1,237
Senior Vice President          1999      $124,625       $     0            0              $10,568
                               1998      $119,625       $25,000            0              $15,024

William P. Greene              2000      $116,270       $     0          600              $ 6,414
Vice President of              1999      $ 37,650       $     0            0              $     0
Operations (3)

John J. Pompay, Jr.            2000      $237,816       $20,000          600              $ 8,822
Vice President-Sales           1999      $189,399       $     0            0              $ 8,679
                               1998      $176,297       $     0            0              $12,314




(1) Represents (a) the cash and market value of the shares allocated for the respective fiscal years under the Company's ESOP to the extent to which each named executive officer is vested, and (b) directors' fees except for Mr. Pompay through April 1, 1999. Effective April 1, 1999 employees of the Company that also serve on the Board do not receive director's fees.

(2) Represents wages as both an executive officer and non-executive officer. Mr. Saslow resigned as Senior Vice President on December 31, 1999.

(3)    Mr. Greene's employment with the Company commenced in February 1999.

                          OPTION GRANTS IN FISCAL 2000


                                                                                     Potential
                                                                                    Realizable
                                                                                     Value at
                                                                                  Assumed Annual
                      Number of     Percent                                       Rates of Stock
                     Securities    of Total                                     Price Appreciation
                     Underlying     Options                                     for Option Term (1)
                       Options    Granted to     Exercise       Expiration      ------------------
Name                   Granted     Employees       Price           Date          5%($)       10%($)
---------------       ---------    --------      --------       -----------     ------       ------
Howard Pinsley          1,500         13%          13.25        03/01/2010      12,495       31,680

William P. Greene         600          5%          13.25        03/01/2010       4,998       12,672

John J. Pompay Jr.        600          5%          13.25        03/01/2010       4,998       12,672

David A. O'Neil           600          5%          13.25        03/01/2010       4,998       12,672



(1) Amounts reflect certain assumed rates of appreciation set forth in the Commission's executive compensation disclosure rules. Actual gains, if any, on stock option exercises will depend on future performance of the Common Stock. No assurance can be made that the amounts reflected in these columns will be achieved. The values in these columns assume that the fair market value on the date of grant of each option was equal to the exercise price thereof.

In accordance with the 2000 Stock Option Plan the above options are exercisable anytime after March 1, 2002. Accordingly, no options were exercised by the above named executive officers in fiscal 2000.


Insurance

The executive officers and directors of the Company can elect to be covered under the company sponsored health plans which do not discriminate in favor of the officers or directors of the Company and which are available generally to all employees. In addition, the executive officers are covered under a group life plan, which does not discriminate, and is available to all employees.

The Company maintains insurance coverage, as authorized by Section 727 of the New York Business Corporation Law, providing for (a) reimbursement of the Company for payments it makes to indemnify officers and directors of the Company, and (b) payment on behalf of officers and directors of the Company for losses, costs and expenses incurred by them in any actions.

Employee Retirement Plan and Trust

Under the Company's ESOP, approved by the Board of Directors on June 2, 1989, effective July 1, 1988, all non-union employees of the Company, including the Company's executive and non-executive officers are eligible to participate. The ESOP is a non-contributory plan which is designed to invest primarily in shares of common stock of the Company. Reference is made to, and there is incorporated by reference, the description of the ESOP, its implementation and pertinent documents attached as exhibits in the Company's Form 8-K dated June 16, 1989, filed with the Commission on June 20, 1989, and to the amendments thereto filed as an Exhibit to the 10-K Report for the fiscal year ended June 30, 1991. Certain technical amendments not considered material were adopted effective as of June 30, 1994.

Of the 197,137 shares of common stock of the Company allocated to participants of the ESOP as of June 30, 2000, 451 shares were allocated to William P. Greene, 7,251 shares were allocated to John J. Pompay, Jr., 6,843 shares were allocated to Howard Pinsley, 6,170 shares were allocated to Seymour Saslow, 433 shares were allocated to David A. O'Neil and 2,703 shares were allocated to Barry Pinsley.

Compensation of Directors

The Company's standard arrangement compensates each director of the Company an annual fee in the amount of $10,000 for being a member of the Board of Directors. Each Director that also serves as a member of the Audit Committee is compensated an additional annual fee of $5,000. These fees are paid monthly to the Directors. Barry Pinsley was paid $15,975 for additional services in connection with his duties as a director for the fiscal year ended June 30, 2000. Executive officers that also serve on the Company's Board of Directors do not receive director's fees.

Directors are also eligible to receive stock options under the 2000 Stock Option Plan at the discretion of the stock option committee. The stock option committee consists of three appointed board members. For the year ended June 30, 2000, the following options were granted to the Board of Directors in accordance with this Plan.

Name                    Number of Options  Exercise Price
----                    -----------------  --------------
Seymour Saslow                700             $13.25

Barry Pinsley                 700              13.25

Michael W. Wool               300              13.25

Paul J. Corr                  300              13.25

Alvin A. Sabo                 200              13.25

Carl Helmetag                 200              13.25

Gerald B.H. Solomon           200              13.25


The above options are exercisable anytime after March 1, 2002 and expire on March 1, 2010.


Employment Contracts and Termination of Employment and
Change in Control Agreements

The Company has an employment contract with John J. Pompay Jr. in connection with his duties as Vice President-Marketing and Sales. The contract was effective as of January 4, 1999 and terminated on December 31, 1999 subject to a one-year option. Effective January 1, 2000 the one-year option was exercised extending the contract through December 31, 2000. The contract provides for a minimum base annual salary of $117,000 plus commissions at the rate of 3% on all payments received by the Company against Mr. Pompay's open orders booked up to and including December 31, 1996, and 1% on all payments received against orders booked by the Company between January 1, 1997 and December 31, 1998. The contract further provides that if Mr. Pompay's employment is terminated by the Company prior to the expiration date, other than for cause, he will continue to receive his full salary for six months after the termination date and the Company will pay him commissions due on all orders when payment is received. The contract also provides for a restrictive covenant of non-competition by Mr. Pompay for a period of two years upon termination for cause or termination of the contract by Mr. Pompay. At the end of the contract term Mr. Pompay has the option to accept at the time of his voluntary resignation as an executive officer, an employment contract as a non-executive officer in which he would receive full compensation for 13 weeks and then for the next 104 weeks receive $1,000 per week.

As part of a management succession plan as implemented by the Board of Directors in June 1998, the Company has entered into agreements with the following named executive officers: Joseph Canterino, Barry Pinsley, Seymour Saslow and Herbert Potoker. The contracts provide for the resignation of the above officers from their positions as executive officers and for them to be compensated in accordance with their respective agreements. The effective date of the resignations of Mr. Canterino and Mr. Barry Pinsley as executive officers was June 9, 1998. The effective date of the resignation of Mr. Potoker as an executive officer was December 31, 1998. The effective date of the resignation of Mr. Saslow as an executive officer was December 31, 1999. The compensation to be paid under the agreements is $1,000 per week for Messrs. Canterino, Saslow and Potoker and $500 per week for Mr. Pinsley during such two-year period. In the event of a named executive officer's death, the Company is obligated to continue the payments as scheduled under the terms of the agreements.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

The following information is furnished as of September 13, 2000 (unless otherwise indicated) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:


                                               Amount and
                                               Nature of
Title of           Name and Address            Beneficial             Percent of
Class              of Beneficial Owner         Ownership              Class
-----              -------------------         ---------              -----

Common Stock       Barry Pinsley                2,900  -Direct          8.0%
$.33-1/3 p.v.      P.O. Box 422                80,164  -Indirect (1)
                   Saratoga Springs,
                   NY 12866

     "             Dimensional Fund            74,500  -Direct (2)      7.1%
                   Advisors Inc.
                   1299 Ocean Avenue
                   11th Floor
                   Santa Monica,
                   CA 90401

     "             Franklin Resources, Inc.    90,000  -Direct (3)      8.6%
                   777 Mariners Island
                   Blvd., P.O. Box 7777
                   San Mateo,
                   CA 94403-7777

     "             The Adirondack Trust       280,585  -Direct (4)     27.1%
                   Company, as Trustee of
                   the Company's Employee
                   Retirement Plan and Trust
                   473 Broadway
                   Saratoga Springs,
                   NY 12866



(1) Does not include 2,000 shares of common stock of the Company owned by the spouse of Barry Pinsley, beneficial ownership of which is disclaimed by Mr. Pinsley. The shares listed as indirectly owned by Barry Pinsley are 2,703 shares allocated to him as of June 30, 2000 as a participant in the Company's ESOP and

77,461 shares owned by the trust under the will of Ruth Pinsley of which Mr. Pinsley is trustee. Mr. Pinsley has the right to direct the manner in which such shares are to be voted.


(2) The information as to the number of shares of common stock of the Company that may be deemed beneficially owned by advisory clients of Dimensional Fund Advisors Inc. ("Dimensional") is from the Schedule 13G dated February 4, 2000 filed with the Securities and Exchange Commission (the "SEC"). Dimensional, a registered investment advisor, is deemed to have beneficial ownership of 74,500 shares of Espey Mfg. & Electronics Corp. stock as of February 4, 2000, all of which shares are held in Dimensional investment companies, trusts and accounts. Dimensional, in its role as investment advisor and/or manager, disclaims beneficial ownership of all such shares. Dimensional, in its role as investment advisor and/or manager, reported sole voting power with respect to 74,500 shares.

(3) The information as to the number of shares of common stock of the Company that may be deemed beneficially owned by Franklin Resources, Inc. ("Franklin") is from the Schedule 13G, dated January 19,2000 filed with the SEC. The Franklin statement indicated that Franklin's investment "advisory subsidiaries", have sole voting and dispositive power with respect to all of the shares of common stock shown in the table above for Franklin. The Franklin statement indicates that the common stock set forth in the table is beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect Franklin investment advisory subsidiaries. The statement also indicated that it filed the Schedule 13G on behalf of itself and Franklin's principal shareholders, Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders"), all of which are deemed beneficial owners of the shares of common stock shown in the above table for Franklin. Franklin and the Principal Shareholders disclaim any economic interest or beneficial ownership in any of the common stock shown in the table for Franklin.

(4) This information is from the Form 4 dated September 12, 2000 filed with the SEC by the Trustee on behalf of the Company's ESOP. The ESOP Trustee has sole voting power with respect to unallocated common shares owned by the Trust, 84,048 shares as of September 13, 2000, as directed by the Plan Administrator appointed by the Company's Board of Directors. As to the common shares allocated to participants, 196,537 shares as of September 13, 2000, the ESOP Trustee has the power to vote such shares as directed by such Plan Administrator to the extent the participants do not direct the manner in which such shares are to be voted.


Security Ownership of Management

The following information is furnished as of September 13, 2000 (unless otherwise indicated), as to each class of equity securities of the Company beneficially owned by all Directors and Executive Officers and by Directors and Executive Officers of the Company as a Group:

                                            Amount and
                                            Nature of
Title of         Name of                    Beneficial              Percent of
Class            Beneficial Owner           Ownership               Class
-----            ----------------           ---------               -----

Common Stock
$.33-1/3 p.v.    Paul J. Corr                3,000-Direct            0.29%

     "           William P. Greene             100-Direct            0.05%
                                               451-Indirect (2)

     "           Carl Helmetag               1,800-Direct            0.22%
                                               500-Indirect (6)

     "           Michael W. Wool               100-Direct            0.01%

     "           Alvin O. Sabo                   0-Indirect (4)      -

     "           Gerald B.H. Solomon             0-Indirect (5)      -

     "           Barry Pinsley               2,600-Direct            8.00%
                                            80,164-Indirect
                                                (1)(2)(3)

     "           Seymour Saslow                351-Direct            0.63%
                                             6,170-Indirect(2)

     "           John J. Pompay, Jr.         7,251-Indirect(2)       0.70%

     "           Howard Pinsley             42,134-Direct            4.74%
                                             6,843-Indirect(2)

     "           David A. O'Neil             1,000-Direct            0.14%
                                               433-Indirect (2)

     "           Garry M. Jones              3,412-Indirect(2)       0.33%

     "           Peggy Murphy                2,110-Indirect(2)       0.20%

     "           Officers and Directors     51,085-Direct           15.33%
                           as a Group      107,334-Indirect


(1) Excludes 2,000 shares owned by the spouse of Barry Pinsley. Beneficial ownership of the shares is disclaimed by Mr. Pinsley.
(2) Includes shares allocated to named director or executive officer as of June 30, 2000 as a participant in the Company's ESOP. Each such person has the right to direct the manner in which such shares allocated to him or her are to be voted by the ESOP Trustee.
(3) Includes 77,461 shares owned by a testamentary trust of Ruth Pinsley, the deceased spouse of Sol Pinsley. As trustee of the trust, Barry Pinsley is deemed the beneficial owner, as defined in Rule 13d-3, of the shares held by the trust.
(4) Excludes 1,000 shares owned by the spouse of Alvin O. Sabo. Beneficial ownership of the shares is disclaimed by Mr. Sabo.
(5) Excludes 400 shares owned by the spouse of Gerald B.H. Solomon. Beneficial ownership of the shares is disclaimed by Mr. Solomon.
(6) Includes 500 shares owned by the trust of Molly K. Helmetag. As trustee of the trust, Mr. Helmetag is deemed beneficial owner, as defined in rule 13d-3, of the shares held by the trust.

There are no arrangements known to the Company the execution of which may at a subsequent date result in change of control of the Company.

Item 13.          Certain Relationships and Related Transactions.

As previously reported, the Company established and sold to the ESOP Trust on June 5, 1989, 331,224 shares of the Company's treasury stock at a price of $26.50 per share, which purchase price was funded by the Company making a cash contribution and loan. Each year, the Company makes contributions to the ESOP, which are used to make loan interest and principal payments to the Company. With each such payment, a portion of the common stock held by the ESOP is allocated to participating employees. As of June 30, 2000, there were 197,137 shares allocated to participants. The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Officers of the Company, including two (Howard Pinsley and Bill Greene) who are also directors, are eligible to participate in the ESOP and to have shares and cash allocated to their accounts and distributed to them in accordance with the terms of the ESOP.

The Company paid the law firm of Langrock, Sperry & Wool, of which Michael W. Wool, a director of the Company, is a partner, a total of $42,000 for legal services during the fiscal year ended June 30, 2000.



                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

    (a)   1.      Financial Statements

                  Included in Part II, Item 8, of this report:

                      Reports of Independent Accountants

                      Balance Sheets at June 30, 2000 and 1999

                      Statements of Income for the years ended
                      June 30, 2000, 1999 and 1998

                      Statements of Changes in Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998

                      Statements of Cash Flows for the years ended
                      June 30, 2000, 1999 and 1998

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

                                              ESPEY MFG. & ELECTRONICS CORP.




                                            -----------------------
                                            Howard Pinsley,
                                            President and
                                            Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                            President
/s/Howard Pinsley                           (Principal Executive Officer)
------------------------------------
Howard Pinsley                              September 7, 2000


                                            Treasurer
/s/David O'Neil                             (Principal Financial Officer)
------------------------------------
David O'Neil                                September 7, 2000


                                            Assistant Treasurer
/s/Garry M. Jones                           (Principal Accounting Officer)
------------------------------------
Garry M. Jones                              September 7, 2000



/s/Barry Pinsley                            Director
------------------------------------
Barry Pinsley                               September 7, 2000



/s/Seymour Saslow                           Director
------------------------------------
Seymour Saslow                              September 7, 2000


                                            Vice President of
/s/William P. Greene                        operations and Director
------------------------------------
William P. Greene                           September 7, 2000



/s/Michael W. Wool                          Director
------------------------------------
Michael W. Wool                             September 7, 2000



/s/Paul J. Corr                             Director
------------------------------------
Paul J. Corr                                September 7, 2000



/s/Gerald B.H. Solomon                      Director
------------------------------------
Gerald B. H. Solomon                        September 7, 2000



/s/Alvin O. Sabo                            Director
------------------------------------
Alvin O. Sabo                               September 7, 2000



/s/Carl Helmetag                            Director
------------------------------------
Carl Helmetag                               September 7, 2000