Form 10-Q
period 2000-09-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 2000-11-06
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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
                                                     ---------------------------

Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as of November 6, 2000: 1,033,631.

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

                         ESPEY MFG. & ELECTRONICS CORP.


                                    I N D E X



PART I   FINANCIAL INFORMATION                                      PAGE

         Item 1   Financial Statements:

                  Consolidated Balance Sheets -
                  September 30, 2000 and June 30, 2000               1


                  Consolidated Statements of Income -
                  Three Months Ended September 30, 2000 and 1999     3

                  Consolidated Statements of Cash Flows -
                  Three Months Ended September 30, 2000 and 1999     4


                  Notes to Consolidated Financial Statements         5

         Item 2   Management's Discussion and Analysis of            7
                  Financial Condition and Results of
                  Operations

PART II  OTHER INFORMATION                                           9

                  SIGNATURES                                        10

                         ESPEY MFG. & ELECTRONICS CORP.

                           Consolidated Balance Sheets

                      September 30, 2000 and June 30, 2000
                      ------------------------------------
                                   A S S E T S


                                                        Unaudited
                                                          2000             2000
                                                       September 30      June 30
                                                       -----------     -----------

CURRENT ASSETS:
  Cash and cash equivalents                            $ 2,971,887     $ 2,367,191
  Investments securities                                   679,000         650,000
                                                       -----------     -----------
          Net cash and cash equivalents and
           investment securities                         3,650,887       3,017,191
                                                       -----------     -----------

  Trade accounts receivable, net                         3,224,423       4,105,028
  Other receivables                                         10,263          46,435
                                                       -----------     -----------
          Net Receivables                                3,234,686       4,151,463
                                                       -----------     -----------

  Inventories:
     Raw materials and supplies                            823,264         822,814
     Work-in-process                                     3,363,149       3,113,708
     Costs relating to contracts in process, net of
       progress payments of $363,776 at September 30
       and $537,468 at June 30, 2000                    11,121,352      10,889,930
                                                       -----------     -----------
          Net Inventories                               15,307,765      14,826,452
                                                       -----------     -----------

  Deferred income taxes                                    289,559         299,709
  Prepaid expenses and other current assets                159,201         245,501
                                                       -----------     -----------

     Total Current Assets                               22,642,098      22,540,316
                                                       -----------     -----------

Deferred Income Taxes                                        6,516           6,516
                                                       -----------     -----------

Property, plant and equipment, net                       3,549,313       3,571,205
                                                       -----------     -----------
                           Total Assets                $26,197,927     $26,118,037
                                                       ===========     ===========


See accompanying notes to the consolidated financial statements
                                                                     (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.

                      September 30, 2000 and June 30, 2000
                      ------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       Unaudited
                                                                          2000               2000
                                                                      September 30         June 30
                                                                      ------------       -----------
CURRENT LIABILITIES:
   Accounts Payable                                                     $  407,526         $ 541,636
   Accrued expenses:
       Salaries, wages and commissions                                     195,296           244,865
       Employees' insurance costs                                           57,318            65,194
       Vacation                                                            223,991           280,493
       ESOP payable                                                        138,615                 -
       Other                                                                 4,057             3,372
       Payroll and other taxes withheld
           and accrued                                                      57,000            69,536
       Income taxes payable                                                154,670           124,075
                                                                      ------------       -----------
                  TOTAL CURRENT LIABILITIES                              1,238,473         1,329,171

STOCKHOLDERS' EQUITY:
   Common stock, par value .33-1/3 per
   share.  Authorized 10,000,000 shares;
   issued 1,514,937 shares September 30, 2000
   and June 30, 2000. Outstanding 1,033,631
   on September 30, 2000 and June 30, 2000                                 504,979           504,979

   Accumulated  other  comprehensive  income(loss)                         (88,371)         (107,221)
   Capital in excess of par value                                       10,496,287        10,496,287
   Retained earnings                                                    23,927,171        23,775,433
                                                                      ------------       -----------
                                                                        34,840,066        34,669,478

   Less: Common stock subscribed                                        (2,234,650)       (2,234,650)

         Cost of 481,306 shares on September 30, 2000
         and June 30, 2000 of common stock in treasury                  (7,645,962)       (7,645,962)
                                                                      ------------      ------------
                  TOTAL STOCKHOLDERS' EQUITY                            24,959,454        24,788,866
                                                                      ------------      ------------
                           TOTAL LIABILITIES AND
                           STOCKHOLDERS' EQUITY                       $ 26,197,927      $ 26,118,037
                                                                      ============      ============


See accompanying notes to the consolidated financial statements

                         ESPEY MFG. & ELECTRONICS CORP.

                        Consolidated Statements of Income

                 Three Months Ended September 30, 2000 and 1999
                 ----------------------------------------------


                                                                      Unaudited
                                                                     Three Months
                                                          September 2000      September 1999
                                                          --------------      --------------

Net Sales                                                    $ 4,167,234         $ 3,298,980

Cost of sales                                                  3,478,973           2,884,391
                                                             -----------         -----------
                             GROSS PROFIT                        688,261             414,589

Selling, general and
administrative expenses                                          460,251             493,600
                                                             -----------         -----------
                             OPERATING INCOME (LOSS)             228,010            (79,011)
                                                             -----------         -----------
Other Income:

       Interest and dividend income                               65,190              90,666
       Other                                                      17,126              52,941
                                                             -----------         -----------
                             TOTAL OTHER INCOME                   82,316             143,607
                                                             -----------         -----------
Income before income taxes                                       310,326              64,596

Provision for income taxes                                       106,906              25,000
                                                             -----------         -----------
                             NET INCOME                      $   203,420         $    39,596
                                                             -----------         -----------
Income per Share:

Basic and diluted income per share                                 $ .20               $ .04
                                                                   =====               =====
Weighted average number of
shares outstanding
       Basic                                                   1,033,631           1,052,884
                                                               =========           =========
       Diluted                                                 1,035,966           1,052,884
                                                               =========           =========


See accompanying notes to the consolidated financial statements

                         ESPEY MFG. & ELECTRONICS CORP.
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2000 and 1999

                                                                                Unaudited
                                                                              September 30
                                                                         2000               1999
                                                                       -----------       -----------
Cash Flows From Operating Activities:
     Net income                                                        $   203,420       $    39,596

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                          181,094           111,751
     Gain on disposal of fixed assets                                      (14,721)                -
     Changes in assets and liabilities:
         Decrease in receivables                                           916,777         1,181,939
         Increase in inventories                                          (481,313)         (617,286)
         Decrease in prepaid expenses and
             other current assets                                           86,300           147,738
         (Decrease) increase in accounts payable                          (134,110)          555,001
         Decrease in accrued salaries,
             wages and commissions                                         (49,569)         (118,242)
         Decrease in accrued employee insurance costs                       (7,876)           (1,391)
         (Decrease) increase in other accrued expenses                         685           (28,235)
         Decrease in vacation accrual                                      (56,502)          (21,450)
         Increase in ESOP payable                                          138,615           138,352
         Decrease in payroll & other taxes
             withheld and accrued                                          (12,536)          (22,418)
         Decrease in deferred income taxes                                       -                 -
         Increase in income taxes payable                                   30,595            19,608
                                                                       -----------       -----------

                           Net cash provided by
                           operating activities                            800,859         1,384,963
                                                                       -----------       -----------
Cash Flows From Investing Activities:

     Proceeds from sale of fixed assets                                     14,750                 -
     Proceeds from maturity of investment securities                             -         2,915,161
     Additions to property, plant & equipment                             (159,231)         (260,559)
                                                                       -----------       -----------
                           Net cash (used in) provided by
                           investing activities                           (144,481)        2,654,602
                                                                       -----------       -----------
Cash Flows From Financing Activities:

     Dividends on common stock                                             (51,682)          (52,432)
     Purchase of treasury stock                                                  -          (193,223)
                                                                       -----------       -----------
                           Net cash used in
                           financing activities                            (51,682)         (245,655)
                                                                       -----------       -----------
Increase in cash and cash equivalents                                      604,696         3,793,910

Cash and cash equivalents, beginning of period                           2,367,191         2,364,335
                                                                       -----------       -----------
Cash and cash equivalents, end of period                               $ 2,971,887       $ 6,158,245
                                                                       -----------       -----------

Income Taxes Paid                                                      $         -        $        -
                                                                       ===========       ===========


See accompanying notes to the consolidated financial statements

                         ESPEY MFG. & ELECTRONICS CORP.
                    Notes to Consolidated Financial Statements
                   ------------------------------------------

1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 2000 Form 10-K.

2. The basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods using the treasury stock method.

3. Other income consists principally of government grants related to increased employment, interest on Certificates of Deposit, Treasury Bills, money market accounts and dividends on equity securities.

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

     Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of September 30, 2000 there were 197,136 shares allocated to participants.

6.   Total comprehensive income consists of:

                                                 Three Months Ended
                                                    September 30,
                                                 2000          1999
                                               --------      --------

Net income                                    $ 203,420       39,596

Accumulated other comprehensive income:

Unrealized gain (loss) on
investment securities                            18,850      (33,280)
                                               --------      --------

Total comprehensive income                      222,270        6,316
                                               ========      ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Results of Operations
---------------------

Net sales for the three months ended September 30, 2000 were $4,167,234 as compared to $3,298,980 for the same period in 1999. The $868,254 increase in net sales for the three-month period is mainly due to increased sales of power supplies and radar transmitters. Due to successful marketing efforts with new and existing customers the Company should continue to see increased net sales levels as backlog orders are completed and shipped.

During the first quarter of fiscal 2001 gross profits as a percentage of sales increased approximately 4% as compared with the first quarter of fiscal 2000.

Net income for the three months ended September 30, 2000 was $203,419 or $.20 per share compared to $39,596 or $.04 per share for the corresponding period ended September 30, 1999.

The increase in gross profit and net income was primarily due to higher sales volume and changes in contract/product mix. Management continues to evaluate the Company's workforce to insure that production and overall execution of backlog orders and additional anticipated orders are successfully performed. Present employment is approximately 240 people.

Selling, general and administrative expenses were $460,251 for the three months ended September 30, 2000, a decrease of $33,349, or 6.8%, as compared to the three months ended September 30, 1999. This decrease was primarily due to a decrease in selling expenses.

Total other income for the three months ended September 30, 2000 decreased $61,292, compared to the three months ended September 30, 1999. This decrease is due to lower interest income and lower funds received related to government grants for increased employment. The Company does not believe that there is any risk associated with its investment policy, since the majority of its investments are represented by United States Government Treasury Securities, preferred equity securities and a money market account.

The Company continues to diversify its customer base and product offerings. The backlog at September 30, 2000 was approximately $27,339,000, as compared to approximately $27,871,000 at September 30, 1999.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2000, the Company had working capital of $21.4 million compared to $21.2 million at June 30, 2000. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and short term investments.

The table below presents the summary of cash flow for the periods indicated:

                                                     Three Months Ended September 30,
                                                           2000           1999
                                                           ----           ----
Net cash provided by operating activities               $  800,859      $1,384,963
Net cash (used in) provided by investing activities     $ (144,481)     $2,654,602
Net cash used in financing activities                   $   51,682      $  245,655

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. The decrease in net cash provided by (used in) investing activities is due to the maturity of investment securities with no offsetting purchase of new investments. The decrease in net cash used in financing activities is due to decreased treasury stock purchases.

The Company currently believes that its current cash and cash equivalent balances and the cash generated from operations will be sufficient to meet its long-term funding requirements. Management has in place a $3,000,000 line of credit to help fund further growth. For the first quarter of fiscal 2000 capital expenditures were approximately $160,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Consolidated Statements of Income the offsetting items of interest income and interest expenses relating to ESOP. The Company has also eliminated the offsetting accruals from the Consolidated Balance Sheets.

During the three months ended September 30, 2000, the Company did not repurchase any of its common stock. During the three months ended September 30, 1999, the Company repurchased 15,027 shares of its common stock from the Company's ESOP and other public transactions. Under existing Board authorizations, as of September 30, 2000, $925,750 could be utilized to repurchase the Company's common stock.

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

                                           ESPEY MFG. & ELECTRONICS CORP.


                                           /s/ Howard Pinsley,President
                                           -------------------------------
                                           Howard Pinsley, President and
                                           Chief Executive Officer


                                           /s/ David O'Neil, Treasurer
                                           --------------------------------
                                           David O'Neil, Treasurer and
                                           Principal Financial Officer

 15 November 2000
 ----------------
     Date