Form 10-Q
period 2000-12-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 2001-02-13
CIK 33533

10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

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
                                                     ---------------------------

Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as of February 13, 2001: 1,029,461.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  [X]                NO  [ ]

                         ESPEY MFG. & ELECTRONICS CORP.

                                    I N D E X

PART I   FINANCIAL INFORMATION                                              PAGE

         Item 1   Financial Statements:

                          Consolidated Balance Sheets -
                          December 31, 2000 and June 30, 2000                 1


                          Consolidated Statements of Income -
                          Three and Six Months Ended
                          December 31, 2000 and 1999                          3


                          Consolidated Statements of Cash Flows -
                          Six Months Ended December 31, 2000 and 1999         4


                          Notes to Consolidated Financial Statements          5

         Item 2           Management's Discussion and Analysis of             5
                          Financial Condition and Results of
                          Operations.

PART II  OTHER INFORMATION                                                    8

                          SIGNATURES                                          8

                         ESPEY MFG. & ELECTRONICS CORP.

                           Consolidated Balance Sheets

                       December 31, 2000 and June 30, 2000
                      ------------------------------------
                                   A S S E T S


                                                            Unaudited
                                                              2000            2000
                                                           December 31       June 30
                                                           -----------     -----------
CURRENT ASSETS:

         Cash and cash equivalents                        $ 3,193,433     $ 2,367,191

         Investment securities                                702,000         650,000
         Trade accounts receivable, net                     3,178,745       4,105,028
         Other receivables                                     12,501          46,435

         Inventories:

            Raw materials and supplies                        905,777         822,814
            Work-in-process                                 3,274,236       3,113,708
            Costs relating to contracts in
            Process, net of advance payments of
              $181,888 at December 31, 2000 and

              $537,468 at June 30, 2000                    11,491,350      10,889,930
                                                          -----------     -----------

                           Total Inventories               15,671,363      14,826,452
                                                          -----------     -----------

         Deferred income taxes                                281,509         299,709
         Prepaid expenses and other current assets            201,206         245,501
                                                          -----------     -----------

                           Total Current Assets            23,240,757      22,540,316
                                                          -----------     -----------

Deferred Income Taxes                                           6,516           6,516

Property, Plant and Equipment, net                          3,494,300       3,571,205
                                                          -----------     -----------

                           Total Assets                   $26,741,573     $26,118,037
                                                          ===========     ===========


See accompanying notes to the consolidated financial statements
                                                                     (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.

                       December 31, 2000 and June 30, 2000
                      ------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       Unaudited
                                                         2000            2000
                                                      December 31       June 30
                                                     ------------     ----------
CURRENT LIABILITIES:

   Accounts Payable                                  $   337,240     $   541,636
   Accrued expenses:
      Salaries, wages and commissions                    191,444         244,865
      Vacation                                           285,610         280,493
      Employees' insurance costs                         115,384          65,194
      ESOP payable                                       275,129            --
      Dividends payable                                   51,682            --
      Other                                               13,625           3,372
      Payroll and other taxes withheld
           and accrued                                   107,883          69,536
      Income taxes payable                               242,472         124,075
                                                     ------------     ----------
                  TOTAL CURRENT LIABILITIES            1,620,469       1,329,171
STOCKHOLDERS' EQUITY:

  Common   stock,   par  value  .33-1/3  per  share.
  Authorized  10,000,000  shares;  issued  1,514,937
  shares at  December  31,  2000 and June 30,  2000.
  Outstanding 1,029,461 and 1,033,631 at
  December 31, 2000 and June 30, 2000, respectively      504,979        504,979

  Capital in excess of par value                      10,496,287     10,496,287

  Accumulated other comprehensive income (loss)          (73,421)      (107,221)

  Retained earnings                                   24,144,761     23,775,433
                                                    -------------  ------------
                                                      35,072,606     34,669,478

  Less:  Common stock subscribed                      (2,234,649)    (2,234,650)

  Cost of 485,476 and 481,306 shares at
  December 31, 2000 and June 30, 2000,
  respectively, of common stock in treasury           (7,716,853)    (7,645,962)
                                                    -------------  ------------
                 TOTAL STOCKHOLDERS' EQUITY           25,121,104     24,788,866
                                                    -------------  ------------

                           TOTAL LIABILITIES AND
                           STOCKHOLDERS' EQUITY     $ 26,741,573   $ 26,118,037
                                                    =============  ============


See accompanying notes to the consolidated financial statements

                         ESPEY MFG. & ELECTRONICS CORP.

                        Consolidated Statements of Income

              Three and Six Months Ended December 31, 2000 and 1999
             ------------------------------------------------------


                                        Unaudited                       Unaudited
                                       Three Months                    Six Months
                                   2000            1999            2000           1999
                                 ------------------------       -------------------------
Net Sales                     $ 4,184,993     $ 3,412,424     $ 8,352,228     $ 6,711,404
Cost of sales                   3,295,985       2,918,399       6,774,958       5,803,765
                              -----------     -----------     -----------     -----------
    Gross profit                  889,008         494,025       1,577,270         907,639

Selling, general and

 administrative expenses          543,992         533,327       1,004,244       1,025,951
                              -----------     -----------     -----------     -----------
    Operating income (loss)       345,016         (39,302)        573,026        (118,312)
                              -----------     -----------     -----------     -----------

Other income

    Interest and dividend income   68,556         111,922         133,746         202,587
    Sundry income (loss)            8,499            (528)         25,624          52,413
                              -----------     -----------     -----------     -----------
                                   77,055         111,394         159,370         255,000
                              -----------     -----------     -----------     -----------

Income before income taxes        422,071          72,092         732,396         136,688

Provision for income taxes        152,802          25,000         259,708          50,000
                              -----------     -----------     -----------     -----------


            Net Income        $   269,269     $    47,092     $   472,688     $    86,688
                              ===========     ===========     ===========     ===========

Income per share:


Basic and dilutive

income per share              $       .26     $       .04     $       .46     $       .08
                              -----------     -----------     -----------     -----------


Weighted average common
shares outstanding

    Basic                       1,032,996       1,048,631       1,033,314       1,050,754
    Diluted                     1,035,399       1,048,631       1,035,494       1,050,754
                              ===========     ===========     ===========     ===========


See accompanying notes to the consolidated financial statements

                         ESPEY MFG. & ELECTRONICS CORP.
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2000 and 1999

                                                                       Unaudited
                                                                      December 31,
                                                                  2000             1999
                                                             -----------      -----------
Cash Flows From Operating Activities:

   Net income                                               $   472,688       $    86,688

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation                                                 345,273           226,510
   (Gain)/Loss on disposal of assets                            (14,721)                -
   Changes in assets and liabilities:
            Decrease in receivables                             960,219         2,501,964
            Increase in inventories                            (844,910)         (913,976)
            Decrease in prepaid expenses and other
              current assets                                     44,294            38,835
            (Decrease)Increase in accounts payable             (204,395)          143,052
            Decrease in accrued salaries,
              wages and commissions                             (53,421)         (134,155)
            Increase in accrued employee insurance costs         50,191             3,779
            Increase(Decrease) in other accrued expenses         10,254           (29,067)
            Increase in vacation accrual                          5,117             5,675
            Increase(Decrease) in payroll & other taxes
              withheld and accrued                               38,346            (5,439)
            Increase(Decrease) in income taxes payable          118,398           (35,390)
            Increase in ESOP contributions                      275,129           274,078
                                                            -----------       -----------

                           Net cash provided by
                           operating activities               1,202,462         2,162,554
                                                            -----------       -----------

Cash Flows From Investing Activities:

   Proceeds from maturity of investment securities                   --         2,915,161
   Additions to property, plant & equipment                    (268,397)         (361,342)
   Proceeds on Sale of Assets                                    14,750                 -
                                                            -----------       -----------
                           Net cash provided by (used in)
                           investing activities                (253,647)        2,553,819
                                                            -----------       -----------

Cash Flows From Financing Activities:

   Dividends paid on common stock                               (51,682)         (104,862)
   Purchase of treasury stock                                   (70,891)         (193,222)
                                                            -----------       -----------
                           Net cash used in
                           financing activities                (122,573)         (298,084)
                                                            -----------       -----------
Increase in cash and cash equivalents                           826,242         4,418,289

Cash and cash equivalents, beginning of period                2,367,191         2,364,335
                                                            -----------       -----------
Cash and cash equivalents, end of period                    $ 3,193,433       $ 6,782,624
                                                            -----------       -----------

Income Taxes Paid                                           $   135,000       $    80,000
                                                            ===========       ===========
Noncash Financing Activities

   Dividend payable                                         $    51,682       $         -
                                                            ===========       ===========

See accompanying notes to the consolidated financial statements

                         ESPEY MFG. & ELECTRONICS CORP.

                          Notes to Financial Statements

                               -------------------

1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 2000 Form 10-K.

2. Other income consists principally of interest on Certificates of Deposit, Treasury Bills, money market accounts and dividends on equity securities.

3. For purposes of the statements of cash flows, the Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

4.     In fiscal 1989 the Company  established an Employee Stock  Ownership Plan
       (ESOP) for eligible non-union employees. The ESOP used the proceeds of loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. As of December 31, 2000 there were 192,367 shares allocated to participants.

5.       Total comprehensive income consists of:



                                      Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                      2000        1999       2000        1999
                                   --------    --------    --------    --------

Net income                       $ 269,269       47,092     472,688      86,688

Accumulated other comprehensive

  income/(loss)                     14,950      (28,165)     33,800     (61,445)
                                  --------     --------    ---------   --------

Total comprehensive income         284,219       18,927     506,488      25,243
                                  ========     ========    ========    ========




Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

Results of Operations

Net sales for the six months ended December 31, 2000, (fiscal 2001) were $8,352,228 as compared to $6,711,404 for the same period in 1999, a 24% increase. Net sales for the three months ended December 31, 2000 were $4,184,993 as compared to $3,412,424 for the same period in 1999, a 23% increase. The Company's increase in sales for the three and six month periods ended December 31, 2000, as compared to December 31, 1999, is largely due to an increase in radar transmitter component sales.

During the first six months of fiscal 2001 gross profits as a percentage of sales increased approximately 5.4% as compared with the first six months of fiscal 2000.

Net income for the six months ended December 31, 2000 was $472,688 or $.46 per share compared to $86,688 or $.08 per share for the corresponding period ended December 31, 1999.

The primary reason for the increase in gross profit and net income for the three and six month period ended December 31, 2000, was contract mix. The current contracts the Company has for radar transmitter components have improved gross profit. The Company is presently investing in several new programs and products. These expenditures, which have a negative impact on current operations, in managements estimate, should improve the operating results of the Company when future production orders are received. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at December 31, 2000 has leveled off at 222 people compared to December 31, 1999 when 225 people were employed.

The Company continues to diversify its customer base and product line. The backlog at December 31, 2000 was approximately $25.8 million as compared to $28.6 at December 31, 1999. New orders for the six-month period ending December 31, 2000 were approximately $2.7 million.

Selling, general and administrative expenses were $1,004,243 for the six months ended December 31, 2000, a decrease of $21,709 as compared to the six months ended December 31, 1999. The decrease is primarily due to a decrease in selling expenses.

Other income for the three and six months ended December 31, 2000 decreased as compared to the three and six months ended December 31, 1999 due to lower interest income for both periods associated with lower investment balances. The Company does not believe there is any significant risk associated with its investment policy, since a majority of the investments are represented by United States Government Treasury Securities, preferred equity securities, and a money market account.

Liquidity and Capital Resources

As of December 31, 2000, the Company had working capital of $21.6 million compared to $20.4 million at December 31, 1999. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and short term investments.

The table below presents the summary of cash flow for the periods indicated:

                                                        Six Months Ended December 31,
                                                       -----------------------------
                                                            2000           1999
                                                          --------       --------
Net cash provided by operating activities               $ 1,202,462      2,162,554
Net cash provided by (used in) investing activities        (253,647)     2,553,819
Net cash (used in) financing activities                    (122,573)      (298,084)

Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable. The decrease in net cash provided by (used in) investing activities is due to the maturity of investment securities in 1999 with no offsetting purchase of new investments. The decrease in net cash used in financing activities is due to decreased treasury stock purchases.

The Company currently believes that the cash generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements. Management, if necessary, has at its disposal a $3,000,000 line of credit to help fund further growth. For the first half of fiscal 2000 capital expenditures were approximately $268,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Consolidated Statements of Income the offsetting items of interest income and interest expenses relating to ESOP.

During the six months  ended  December  31, 2000 the Company  repurchased  4,170 shares of its common stock from the Company's ESOP. Under existing Board authorizations, as of December 31, 2000, $854,859 could be utilized to repurchase the Company's common stock.

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

                         ESPEY MFG. & ELECTRONICS CORP.

                    PART II: Other Information and Signatures

Item 4.       Submission of Matters to a Vote of Security Holders

              a) The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on December 8, 2000.

              b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management's nominees listed in the proxy statement. All three nominees listed in the proxy statement were elected.

              c) The following matters were voted upon at the annual meeting: The election of three Class A directors. The votes were cast as follows:

                     Nominee:                      Shares Voted For:
                     --------                      -----------------
                     Howard Pinsley                    951,089
                     Alvin O. Sabo                     951,358
                     Carl Helmetag                     951,558

                     Ratification of PricewaterhouseCoopers LLP, as independent auditors for the Corporation for the fiscal year ending June 30, 2001. The votes were cast as follows:

                     Shares IN FAVOR                   951,358
                     Shares AGAINST                      2,632
                     ABSTENTIONS                           500



Item-5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K
          None

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

13 February 2000
 ----------------
 Date