Form 10-Q
period 2001-03-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 2001-05-15
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2001

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
                                                     ---------------------------

Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as of May 15, 2001: 1,029,461.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  [X]              NO [_]

                         ESPEY MFG. & ELECTRONICS CORP.

                                    I N D E X

PART I     FINANCIAL INFORMATION                                          PAGE

           Item 1     Financial Statements:

                           Consolidated Balance Sheets -
                           March 31, 2001 and June 30, 2000                 1


                           Consolidated Statements of Income -
                           Three and Nine Months Ended
                           March 31, 2001 and 2000                          3


                           Consolidated Statements of Cash Flows -
                           Nine Months Ended March 31, 2001 and 2000        4


                           Notes to Consolidated Financial Statements       5

           Item 2     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.        8


PART II    OTHER INFORMATION                                                8

           SIGNATURES                                                       8

                         ESPEY MFG. & ELECTRONICS CORP.

                           Consolidated Balance Sheets

                        March 31, 2001 and June 30, 2000
                      ------------------------------------
                                   A S S E T S

                                                                                Unaudited
                                                                       2001                    2000
                                                                     March 31                June 30
                                                                   ------------            -----------
CURRENT ASSETS:
          Cash and cash equivalents                                $ 4,106,149             $ 2,367,191
          Investments securities                                       743,360                 650,000
          Trade accounts receivable net of
                  $3,000 allowance at March 31, 2001
                  and June 30, 2000                                  3,177,681               4,105,028
          Other receivables                                              1,046                  46,435
                                                                   -----------             -----------
                                    Total Receivables                3,178,727               4,151,463
                                                                   -----------             -----------
          Inventories:

                  Raw materials and supplies                           969,737                 822,814
                  Work-in-process                                    2,679,164               3,113,708
                  Costs relating to contracts in
                        process, net of advance payments of
                        $289,000 at March 31, 2001 and
                        $537,468 at June 30, 2000                   11,570,063              10,889,930
                                                                   -----------             -----------

                                    Total Inventories               15,218,964              14,826,452
                                                                   -----------             -----------

          Deferred Income Taxes                                        267,033                 299,709
          Prepaid expenses and other current assets                    198,683                 245,501
                                                                   -----------             -----------

                                    Total Current Assets            23,712,916              22,540,315
                                                                   -----------             -----------

          Deferred Income Taxes                                          6,516                   6,516

          Net Property, Plant and Equipment                          3,552,062               3,571,205
                                                                   -----------             -----------

                                    Total Assets                   $27,271,494             $26,118,037
                                                                   ===========             ===========


See accompanying notes to the consolidated financial statements
                                                                     (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.

                         March 31,2001 and June 30, 2000
                      ------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    Unaudited
                                                                                                       2001               2000
                                                                                                     March 31            June 30
                                                                                                   ------------        -----------

CURRENT LIABILITIES:
          Accounts Payable                                                                         $    515,910        $    541,633
          Accrued expenses:
                  Salaries, wages and commissions                                                       160,920             244,865
                  Employees' insurance costs                                                            136,673              65,194
                  Vacation                                                                              322,624             280,494
                  ESOP payable                                                                          409,541                --
                  Dividends Payable 51,473                                                                 --
                  Payroll and other taxes withheld
                    and accrued                                                                          56,137              51,800
                  Income taxes payable                                                                  290,398             124,074
                  Other                                                                                  25,749              21,109
                                                                                                   ------------        ------------
                               Total Current Liabilities                                              1,969,425           1,329,169


STOCKHOLDERS' EQUITY:

          Common  stock,  par value .33-1/3  per share. Authorized 10,000,000 shares;  issued  1,514,937 shares on March 31, 2001 and June 30, 2000
                  Outstanding 1,029,461 and 1,033,631 on
                  March 31, 2001 and June 30, 2000, respectively                                        504,979             504,979

          Accumulated other comprehensive loss                                                          (46,537)           (107,221)

          Capital in excess of par value                                                             10,496,287          10,496,287

          Retained earnings                                                                          24,298,842          23,775,436
                                                                                                   ------------        ------------
                                                                                                     35,253,571          34,669,481

          Less:  Common stock subscribed                                                             (2,234,649)         (2,234,650)

                  Cost of 485,476 and 481,306 shares on
                  March 31, 2001 and June 30, 2000
                  respectively of common stock in treasury                                           (7,716,853)         (7,645,963)
                                                                                                   ------------        ------------
                               TOTAL STOCKHOLDERS' EQUITY                                            25,302,069          24,788,868
                                                                                                   ------------        ------------
                                        Total Liabilities And
                                        Stockholders' Equity                                       $ 27,271,494        $ 26,118,037
                                                                                                   ============        ============

See accompanying notes to the consolidated financial statements

                         ESPEY MFG. & ELECTRONICS CORP.

                        Consolidated Statements of Income

               Three and Nine Months Ended March 31, 2001 and 2000
             ------------------------------------------------------

                                              Unaudited                               Unaudited
                                            Three Months                             Nine Months
                                       2001              2000                  2001               2000
                                   ------------------------------          -------------------------------
Net Sales                          $  4,615,138       $ 3,289,816          $ 12,967,365       $ 10,001,220
Cost of sales                         3,920,377         2,519,259            10,695,335          8,322,049
                                    -----------       -----------           -----------        -----------
         Gross profit                   694,761           770,557             2,272,030          1,679,171

Selling, General and
   Administrative Expenses              456,964           466,613             1,461,207          1,493,539
                                    -----------       -----------           -----------        -----------
         Operating income               237,797           303,944               810,823            185,632
                                    -----------       -----------           -----------        -----------

Other income

         Interest and
           Dividend Income               59,716            95,717               193,462            298,304
         Other income                     5,575             6,983                31,199             59,396
                                    -----------       -----------           -----------        -----------
                                         65,291           102,700               224,661            357,700
                                    -----------       -----------           -----------        -----------

Income before income taxes              303,088           406,644             1,035,484            543,332

Provision for income taxes               97,534           143,000               357,242            193,000
                                    -----------       -----------           -----------        -----------


                  Net Income        $   205,554       $   263,644           $   678,242        $   350,332
                                    ===========       ===========           ===========        ===========

Income per share:

Basic and diluted
   income per share                 $       .20       $       .25           $       .66        $       .33
                                    -----------       -----------           -----------        -----------

Weighted average number
   of shares outstanding
         Basic                        1,029,461         1,045,005             1,032,048          1,048,854
         Diluted                      1,032,445         1,045,005             1,034,469          1,048,854
                                    ===========       ===========           ===========        ===========

See accompanying notes to the consolidated financial statements

                         ESPEY MFG. & ELECTRONICS CORP.
                      Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2001 and 2000

                                                                                        Unaudited
                                                                                        March 31,
                                                                              2001                     2000
                                                                           -----------             -----------
Cash Flows From Operating Activities:
       Net income                                                          $   678,242             $   350,332

       Adjustments to reconcile net income to net cash provided by (used in)operating activities:

       Depreciation                                                            469,121                 345,846
       (Gain)/loss on disposal of assets                                       (14,721)                   --
       Changes in assets and liabilities:
              Decrease in receivables                                          972,737               1,962,020
              Increase in inventories                                         (392,511)             (3,193,152)
              Decrease in prepaid expenses and
                  other current assets                                          46,818                  35,551
              (Decrease) Increase in accounts payable                          (25,725)                588,357
              (Decrease) in accrued salaries,
                  wages and commissions                                        (83,945)               (215,803)
              Increase in accrued employee insurance costs                      71,479                  11,941
              (Decrease) Increase in other accrued expenses                      4,640                 (20,512)
              Increase in vacation accrual                                      42,131                  40,409
              (Decrease) Increase in payroll & other
                  taxes withheld and accrued                                     4,337                 (76,143)
              Increase in income taxes payable                                 166,324                 101,610
              Increase in ESOP contributions                                   409,541                 403,238
                                                                           -----------             -----------

                             Net cash provided by
                             operating activities                            2,348,468                 333,694
                                                                           -----------             -----------
Cash Flows From Investing Activities:

       Proceeds from maturity of investment securities                            --                 2,915,161
       Additions to property, plant & equipment                               (450,007)               (679,008)
       Proceeds on sale of assets                                               14,750                    --
                                                                           -----------             -----------
                             Net cash (used in) provided
                             by investing activities                          (435,257)              2,236,153
                                                                           -----------             -----------
Cash Flows From Financing Activities:

       Dividends on common stock                                              (103,362)               (157,045)
       Purchase of treasury stock                                              (70,891)               (329,222)
                                                                           -----------             -----------
                             Net cash used in
                             financing activities                             (174,253)               (486,267)
                                                                           -----------             -----------
Increase in cash and cash equivalents                                        1,738,958               2,083,580

Cash and cash equivalents, beginning of period                               2,267,191               2,364,335
                                                                           -----------             -----------
Cash and cash equivalents, end of period                                   $ 4,106,149             $ 4,447,915
                                                                           -----------             -----------

Income Taxes Paid                                                          $   175,000             $    91,500
                                                                           ===========             ===========

Noncash Financing Activities
       Dividends Payable                                                   $    51,473             $      --
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

2. Other income consists principally of interest on money market accounts and dividends on equity securities.

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

     As of March 31, 2001 there were 187,884 shares allocated to participants.


5.   Total comprehensive income consists of:


                                                     Three Months Ended                Nine Months Ended
                                                          March 31,                        March 31,
                                                        2001          2000              2001          2000
                                                    --------      --------            ------        ------
Net income                                          $205,554       263,644           678,242       350,332

Accumulated other comprehensive income:

Unrealized gain (loss) on
available for sale securities                         26,884        (9,600)           60,684       (71,045)
                                                    --------      --------         ---------      --------

Total comprehensive income                          $232,438       254,044           738,926       279,287
                                                    ========      ========         =========      ========

6.   New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), SFAS 133 establishes a new model for accounting for derivatives and hedging activities. This statement is effective for all Fiscal quarters of all fiscal years after June 15, 2000. The Company has adopted the provisions of this standard which did not have an impact on the Company's financial statements.

     In December 1999, the SEC issued Staff Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is required to adopt SAB 101 in the quarter ended June 30, 2001. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the nine months ended March 31, 2001 were $12,967,365 as compared to $10,001,220 for the same period in 2000. Net sales for the three months ended March 31, 2001 were $4,615,138 as compared to $3,289,816 for the same period in 2000. The Company's increase in sales for the three and nine month periods ended March 31, 2001 as compared to March 31, 2000 is largely due to increased radar transmitter component sales. Successful marketing efforts with new and existing customers have lead the Company to recognize higher net sales as backlog orders are completed and shipped.

Net income for the nine months ended March 31, 2001 was $678,242 or $.66 per share compared to $350,332 or $.33 per share for the corresponding period ended March 31, 2000.

The primary reason for the change in gross profit and net income for the three and nine month periods ended March 31, 2001 was increased sales offset by changes in contract mix and energy costs. The current contracts the Company has for radar transmitter components have improved gross profit. The Company is also presently investing in several new programs and products. These expenditures, which have a negative impact on current operations, in managements estimate, should improve the operating results of the Company when future production orders are received. In addition, energy costs have had a significant impact on gross profit and net income. The gas and electric expense for the nine months ended March 31, 2001 was approximately $94,000 higher than the expense for the prior year nine month period ended March 31, 2000. These higher expenses have continued into April of 2001 as Management continues to monitor the gas and electric market looking for opportunities to lock-in energy prices at the lowest possible price. Management has also implemented energy saving policies to reduce consumption at its production facility. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at March 31, 2001 stands at 202 people.

The backlog at March 31, 2001 was approximately $25,355,000, a decrease of approximately $6 million from the prior year. Management continues to market the engineering capabilities and products of the Company. New orders for the quarter totaled approximately $4.2 million.

Selling, general and administrative expenses were $1,461,207 for the nine months ended March 31, 2001, a decrease of $32,332, or 2.2%, as compared to the nine months ended March 31, 2000. The decrease is primarily due to decreased selling expenses.

Other income for the three and nine months ended March 31, 2001 decreased as compared to the three and nine months ended March 31, 2000 due to lower interest income for both periods associated with lower investment balances. The Company does not believe there is significant risk associated with its investment policy, since a majority of the investments are United States Government Treasury Securities, preferred equity securities, and a money market account.

Liquidity and Capital Resources

As of March 31, 2001, the Company had working capital of $21.7 million compared to $20.3 million at March 31, 2000. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and short term investments.

The table below presents the summary of cash flow for the periods indicated:

                                                           Nine Months Ended March 31,
                                                       ---------------------------------
                                                          2001                  2000
                                                       -----------          ------------
Net cash provided by operating activities              $ 2,348,468              333,694
Net cash (used in) provided by investing activities       (435,257)           2,236,153
Net cash used in financing activities                     (174,253)            (486,267)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. The decrease in net cash provided by (used in) investing activities is due to the maturity of investment securities with no offsetting purchase of new investments in the prior year. The decrease in net cash used in financing activities is due to decreased treasury stock purchases.

The Company currently believes that the cash generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements. Management if necessary, has at its disposal a $3,000,000 line of credit to help fund further growth. For the first nine months of fiscal 2001 capital expenditures were approximately $450,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Consolidated Statements of Income the offsetting items of interest income and interest expense relating to ESOP.

During the nine months ended March 31, 2001 and March 31, 2000 the Company repurchased 4,170, and 25,027 shares respectively, of its common stock from the Company's ESOP and through other public transactions. As of March 31, 2001, under existing Board authorization, $854,859 could be utilized to repurchase shares of company stock.


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

Item 5.   Other Information

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

 May 15, 2001
---------------
     Date