Form 10-K
period 2001-06-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 2001-09-28
CIK 33533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10 - K


[ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001

[   ]          Transition Report Pursuant to Section 13 or 15 (d) of the
               Securities Exchange Act of 1934.


               For the transition period from              to


                           Commission File No. 1-4383

                         Espey Mfg. & ELECTRONICS CORP.
            --------------------------------------------------------
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

        (Registrant's telephone number including area code) (518)245-4400


                                                    Name of Each Exchange
          Title of Each class                       on Which Registered
          -------------------                       --------------------
   Common Stock $.33-1/3 par value                  American Stock Exchange
   Common Stock Purchase Rights                     American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to the filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X} Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $19,034,734 as of September 18, 2001 based upon the closing sale price of $18.49 on the American Stock Exchange on September 18, 2001.

The number of shares of common stock outstanding as of September 18, 2001 was 1,029,461.

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

The electronic power supplies and components manufactured by the Company find application principally in (i) shipboard and land based radar, (ii) locomotives,
(iii) aircraft, (iv) short, medium range and global communication systems, (v) navigation systems for aircraft, (vi) nuclear submarine control systems, (vii) missile guidance and control systems and (viii) land based military vehicles.

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

In the fiscal year ended June 30, 2001 (referred to herein as "2001"), the Company's total sales were $17,251,640. Sales to two domestic customers and one foreign customer accounted for 40%, 20%, and 12%, respectively, of total sales in 2001. Sales to two domestic customers accounted for 30% and 26% respectively, of total sales in 2000. Sales to two domestic customers and one foreign customer accounted for 38%, 25%, and 11%, respectively, of total sales in 1999.

Export sales in 2001, 2000 and 1999 were approximately $8,700,000, $4,200,000 and $2,500,000, respectively. During 1999, the Company established a foreign sales corporation.

Raw Materials

The Company has never experienced any significant delay or shortage with respect to the purchase of raw materials and components used in the manufacture of its products, and has at least two potential sources of supply for all raw materials.

Sales Backlog

At September 18, 2001, the Company's backlog was approximately $25 million. The total backlog at June 30, 2001 was approximately $27.5 million as compared to approximately $29.1 million at June 30, 2000. The Company's backlog is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

It is presently anticipated that a minimum of $16 million of orders comprising the June 30, 2001 backlog will be filled during the fiscal year ending June 30, 2002. The minimum of $16 million does not include any shipments which may be made against orders subsequently received during the fiscal year ending June 30, 2002. The estimate of the June 30, 2001 backlog to be shipped in fiscal 2002 is subject to future events which may cause the amount of the backlog actually shipped to differ from such estimate.

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

There is competition in all classes of products manufactured by the Company, from divisions of the largest electronic companies, as well as many small companies. The Company's sales do not represent a significant share of the industry's market for any class of its products. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price, product performance, the experience of the particular company and history of its dealings in such products. The Company, as well as other companies engaged in supplying equipment for military use, is subject to various risks, including, without limitation, dependence on U.S. and foreign government appropriations and program allocations, the competition for available military business, and government termination of orders for convenience.

The Company's business is not considered to be of seasonal nature.

Research and Development

The Company's expenditures for research and development were approximately $249,000, $255,000 and $291,000 in 2001, 2000 and 1999, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvement of existing products.

Employees

The number of persons employed by the Company as of September 18, 2001 was 194. Some of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. The current collective bargaining agreement expires on June 30, 2003. The contract includes a 3% pay increase in fiscal 2002, and 2003. Relations with the Union are considered good. Union membership at September 18, 2001 was 78 people.

Government Regulations

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in 2001, and the Company believes will not in fiscal year 2002 have a material effect upon the capital expenditures, earnings, or competitive position of the Company.


Item 2.            Properties

The Company's manufacturing and engineering facilities are at its plant which it owns in Saratoga Springs, New York.

The Saratoga Springs plant consists of various closely adjoining one-story buildings. The plant has a sprinkler system throughout and contains approximately 151,000 square feet of floor space, of which 90,000 is used for manufacturing, 24,000 for engineering, 33,000 for shipping and climatically secured storage, and 4,000 for offices. The offices, engineering and some manufacturing areas are air-conditioned. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, plating, impregnation and spray-painting operations. The manufacturing operation also includes a complete machine shop, with welding and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. In addition to meeting all of the Company's in-house needs, the plating, machine shop and environmental facilities are available to other companies on a contract basis.

The Company owns an additional manufacturing facility in a three-story building of approximately 4,000 square feet in Gloversville, New York. The facility was used primarily for subcomponent wiring and assembly. In 2001, this facility was closed down due to economic reasons and operations were consolidated into the Saratoga facility.

The Company maintained a sales office in Great Neck, New York. This space, compromising approximately 750 square feet, was leased from a non-affiliated person for a term that expired on September 9, 2001. The Company did not renew this lease and all sales activities are conducted out of the Saratoga facility.

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


                                     PART II


Item 5.            Market for the Registrant's Common Equity and Related
                   Stockholder Matters.

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the American Stock Exchange, the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:


                  2001             High                            Low

First Quarter                     17.50                           14.00
Second Quarter                    17.938                          15.875
Third Quarter                     19.50                           16.625
Fourth Quarter                    18.16                           17.60



                  2000           High                              Low

First Quarter                     14 3/4                          12 1/8
Second Quarter                    15 1/4                          13 5/8
Third Quarter                     15 9/16                         12 7/8
Fourth Quarter                    15 1/8                          13 7/8

Holders

The approximate number of holders of record of the common stock was 157 on September 18, 2001 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid a cash dividend on the common stock of $.20 per share for the fiscal years ended June 30, 2001, 2000 and 1999. The Board of Directors has authorized the payment of a fiscal year 2002 dividend of $.30 payable quarterly.

Item 6.            Selected Financial Data.



                                              ESPEY MFG. & ELECTRONICS CORP.
                                              Five Years Ended June 30, 2001


                                     -------------------------------------------------------------------------------------
Selected Income Statement Data           2001              2000              1999              1998               1997
                                     ------------      ------------      ------------      ------------       ------------
Net Sales .....................      $ 17,251,640      $ 14,719,818      $ 13,629,692      $ 10,793,572       $ 15,166,075
Operating Income (loss) .......         1,169,271           733,617           690,839        (1,750,663)           342,177
Other income, net .............           305,833           459,326           441,762           595,691            525,046
                                     ------------      ------------      ------------      ------------       ------------

             Net income (loss)          1,033,069           782,943           730,601          (739,602)           563,128

Income (loss) per common share:      $       1.00      $        .75      $        .66      $       (.67)      $        .51
                                     ============      ============      ============      ============       ============

Selected Balance Sheet Data

Current Assets ................        23,736,990        22,540,316        22,091,114        21,309,658         21,819,899
Current Liabilities ...........         1,063,497         1,329,171         1,274,126           883,980            599,180
Working Capital ...............        22,673,493        21,211,145        20,816,988        20,425,678         21,220,719
Total Assets ..................        27,228,881        26,118,037        25,394,712        24,574,108         25,199,951
Long-term liabilities
  (deferred income taxes) .....                --                --                --                --                 --
                                     ------------      ------------      ------------      ------------       ------------

Stockholders' equity ..........        26,165,384        24,788,866        24,120,586        23,690,128         24,600,771
                                     ------------      ------------      ------------      ------------       ------------

Cash dividends declared and
   paid per common share ......      $        .20      $        .20      $        .20      $        .70       $        .70
                                     ============      ============      ============      ============       ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales for fiscal years ended June 30, 2001, 2000, and 1999, were $17,251,640, $14,719,818, and $13,629,692, respectively. The 17.2% increase in sales over 2000 is a result of the Company continuing to realize the benefits of intensified sales and marketing efforts in an attempt to increase business with existing customers as well as establishing new customer relationships. These efforts have provided for the continued increase in sales that has occurred over the last three years. The sales backlog at June 30, 2001 was approximately $27.5 million. Several new customers have been added and business with existing customers has continued to grow. The backlog includes significant orders for the Company's land and shipboard high voltage radar power supply/transmitters, industrial power supplies, and significant contracts to manufacture certain customer products in accordance with pre-developed requirements. The increase in net sales in 2000 as compared to 1999 was also a result of intensified sales and marketing efforts which increased the sales order backlog and allowed the Company to ship significantly more in 2000. Significant shipments in 2000 and 1999 included high voltage radar power supply/transmitters, repair depot, and industrial power supplies.

Net income for fiscal 2001, was $1,033,069 or $1.00 per share compared to $782,943 or $.75 per share for fiscal 2000. The 33% increase in earnings per share was due to increased net sales and enhanced internal cost controls, which resulted in lower selling, general and administrative expenses. Net income for fiscal 2000, was $782,943 or $.75 per share compared to a net income of $730,601 or $.66 per share for fiscal 1999. The net income increase in 2000 was due to increased net sales and a favorable product mix.

For fiscal years ended June 30, 2001, 2000 and 1999 gross profits were $3,061,730, $2,735,934, and $2,537,676, respectively. The increase in gross profit between 2001, 2000, and 1999, was predominately due to increased efficiency in the manufacturing and engineering workforces and an increase in net sales.

Selling, general and administrative expenses were $1,892,459 for the fiscal year ended June 30, 2001, a decrease of $109,858, or 5.5% as compared to the prior year. This decrease is mainly attributable to an overall decrease in selling expenses. Selling, general and administrative expenses were $2,002,317 for the year ended June 30, 2000, an increase of $155,480, or 8% as compared to the prior year. The increase is primarily related to an increase in professional fees, officers salaries and employment-related expenses.

Total other income in fiscal 2001, as compared to 2000 declined as expected as interest rates declined continuously in fiscal 2001. Total other income in fiscal 2000 remained relatively consistent with fiscal 1999. Interest and dividend income decreased as expected, however, this decrease was offset by government grants received related to increased employment.

Business Outlook

The Company continues to increase net sales while also maintaining a sizable sales backlog. The sales backlog of $28.0 million as of September 18, 2001 gives the Company a solid base to grow over the next few years. In addition to the backlog, the Company currently has outstanding quotations in excess of $22 million for both repeat and new programs. The Company has received major contracts for pre-engineered transmitters. The Company also expects to receive substantial orders for spare parts on the various types of transmitters which are already in the field, a number of contracts for further development and manufacture of numerous power supplies and transformers.

The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. Management presently anticipates that the Company will realize both an increase in revenues and income in 2002, however, there can be no assurance that the Company will acquire any or all of the proposed orders described above since such a forward-looking statement is subject to future events, market conditions, political stability of foreign governments, and allocations of the United States defense budget.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past three fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last three fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future.

The Company's working capital as of June 30, 2001, 2000, and 1999 was $22,673,494, $21,211,145, and $20,816,988, respectively. During 2001, 2000 and
1999 the Company repurchased 4,170, 30,027 and 47,562 shares, respectively, of its common stock from the Company's ESOP and in other private and public transactions, for a total purchase price of $70,891, $403,472 and $604,226, respectively. Under existing authorizations from the Company's Board of Directors, as of September 18, 2001, management is authorized to purchase an additional $854,860 of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:




                                                            2001               2000
                                                         -----------      -----------
Net cash provided by (used in) operating activities      $ 3,073,481      ($2,076,644)
Net cash provided by investing activities .........           37,264        2,691,701
Net cash used in financing activities .............          277,200          612,201


Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchases of inventory, level of sales and payments of accounts payable. Net cash provided by investing activities decreased in fiscal 2001 due to the maturities of the Company's investment securities with no offsetting purchase of new investments in fiscal 2000. The decrease in cash used in financing activities is due to the decrease in the amount of treasury stock purchased during 2001.

The Company believes that the cash generated from operations and when necessary, from existing cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

Management believes that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company deals. The amount of bad debts over the years has been minimal.

During fiscal year 2001, and 2000, the Company expended approximately $537,000 and $782,100, respectively, for plant improvements and new equipment. The Company has budgeted approximately $350,000 for new equipment and plant improvements in fiscal 2002. Management presently anticipates that the funds required will be available from current operations.

Management Restructuring

At the end of the fiscal 1998, the Company implemented a management succession plan. The plan was effectuated through agreements with five executive officers of the Company: Joseph Canterino (former President and Chief Executive Officer), Barry Pinsley (former Vice President-Investor Relations and Human Resources), Seymour Saslow (Senior Vice President), Herbert Potoker (Treasurer and Principal Financial Officer), and Reita Wojtowecz (Secretary). Under the terms of the agreements, the executives agreed to resign from their positions as executive officers and are being compensated in accordance with their respective agreements. The implementation of this plan resulted in the Company recording in fiscal 1998 a $479,500 pre-tax charge for payments due under the contracts and costs related to the implementation of the plan. The costs of the plan are being paid with cash flows from the Company's operating activities. At June 30, 2001 approximately $39,000 remains to be paid under these agreements.

Other Matters

An Employee Retirement Plan and Trust ("ESOP") was established for the eligible non-union employees of the Company and was effective as of July 1, 1988. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8,400,000 and the Company contributed approximately $400,000 to the ESOP, which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock.

Each year the Company makes contributions to the ESOP, which are used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock is allocated to participating employees. As of June 30, 2001, there were 208,896 shares allocated to participants. Dividends attributable to allocated shares were likewise allocated to the participants' accounts, whereas the dividends on unallocated shares were used in part of the loan repayment, thus reducing the Company's required contribution.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

It should be noted that in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe, " "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially form those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.


Item 8.            Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders of Espey Mfg. & Electronics Corp. and Subsidiary:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. and Subsidiary at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP

Albany, New York
August 16, 2001


Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2001 and 2000
------------------------------------------------------------------------------------------------------


                                                                           2001               2000
                                                                       ------------       ------------
ASSETS
Current assets:
           Cash and cash equivalents ............................      $  5,200,736       $  2,367,191
           Investment securities ................................           737,600            650,000
                                                                       ------------       ------------
                             Net cash and cash equivalents
                             and investment securities ..........         5,938,336          3,017,191
                                                                       ------------       ------------
           Trade accounts receivable, net .......................         2,537,310          4,105,028
           Other receivables ....................................            31,179             46,435
                                                                       ------------       ------------
                             Net receivables ....................         2,568,489          4,151,463
                                                                       ------------       ------------

           Inventories:
                      Raw materials and supplies ................         1,036,726            822,814
                      Work in Process ...........................         2,658,436          3,113,708
                      Costs related to contracts in process,
                             net of progress payments of $289,000
                             in 2001 and $537,468 in 2000 .......        11,237,515         10,889,930
                                                                       ------------       ------------
                             Net inventories ....................        14,932,677         14,826,452
                                                                       ------------       ------------

           Deferred income taxes ................................           145,609            299,709
           Prepaid expenses and other current assets ............           151,880            245,501
                                                                       ------------       ------------

                      Total current assets ......................        23,736,991         22,540,316
                                                                       ------------       ------------

Deferred income taxes - .........................................             6,516
                                                                       ------------       ------------

Property plant and equipment, at cost ...........................        11,334,007         13,165,043
Less accumulated depreciation ...................................        (7,842,117)        (9,593,838)
                                                                       ------------       ------------
           Net property, plant and equipment ....................         3,491,890          3,571,205
                                                                       ------------       ------------
                      Total Assets ..............................      $ 27,228,881       $ 26,118,037
                                                                       ============       ============


LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities:
           Accounts payable ...............................................      $    334,772       $    541,636
           Accrued expenses:
                      Salaries, wages and commissions .....................           124,081            244,865
                      Vacation ............................................           345,546            280,493
                      Employee insurance costs ............................            61,798             65,194
                      Other ...............................................            37,711             21,109
           Payroll and other taxes withheld and accrued ...................            39,397             51,799
           Income taxes payable ...........................................            61,440            124,075
           Deferred Income Taxes ..........................................            58,752                 --
                                                                                 ------------       ------------
                             Total current liabilities ....................         1,063,497          1,329,171
                                                                                 ------------       ------------

Stockholders' equity
           Common stock, par value $.33-1/3 per share Authorized 10,000,000 shares; Issued 1,514,937 shares in 2001 and 2000,
             outstanding 1,029,461 and 1,033,631 shares
             in 2001 and 2000 .............................................           504,979            504,979
           Capital in excess of par value .................................        10,496,287         10,496,287
           Accumulated other comprehensive (loss) .........................           (50,281)          (107,221)
           Retained Earnings 24,607,239 ...................................        23,775,433
                                                                                 ------------       ------------
                                                                                   35,558,224         34,669,478

           Less common stock subscribed ...................................        (1,675,987)        (2,234,650)
           Cost of 485,476 and 481,306 shares of
             common stock in treasury in 2001
             and 2000, respectively .......................................        (7,716,853)        (7,645,962)
                                                                                 ------------       ------------

                      Total stockholders' equity ..........................        26,165,384         24,788,866
                                                                                 ------------       ------------
                      Total liabilities and
                        stockholders' equity ..............................        27,228,881       $ 26,118,037
                                                                                 ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Income
Years Ended June 30, 2001, 2000 and 1999
-----------------------------------------------------------------------------------------------

                                                     2001             2000              1999

Net sales ..................................      $17,251,640      $14,719,818      $13,629,692
Cost of sales ..............................       14,189,910       11,983,884       11,092,016
                                                  -----------      -----------      -----------
        Gross profit .......................        3,061,730        2,735,934        2,537,676

Selling, general and
  administrative expenses ..................        1,892,459        2,002,317        1,846,837
                                                  -----------      -----------      -----------
        Operating income ...................        1,169,271          733,617          690,839

Other income
        Interest and dividend income .......          271,935          363,599          425,330

        Other ..............................           33,898           95,727           16,432
                                                  -----------      -----------      -----------
               Total other income ..........          305,833          459,326          441,762
                                                  -----------      -----------      -----------

               Income before income taxes ..        1,475,104        1,192,943        1,132,601

Provision for income taxes .................          442,035          410,000          402,000
                                                  -----------      -----------      -----------
               Net income ..................      $ 1,033,069      $   782,943      $   730,601
                                                  ===========      ===========      ===========
Income per common share;
        Net income per common share -
               basic and diluted ...........      $      1.00      $       .75      $       .66
                                                  ===========      ===========      ===========

        Weighted average outstanding shares:

               Basic .......................        1,031,403        1,045,520        1,100,065
                                                  ===========      ===========      ===========
               Diluted .....................        1,033,989        1,045,235        1,100,065
                                                  ===========      ===========      ===========



The accompanying notes are an integral part of the consolidated financial statements.

Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Years Ended June 30, 2001, 2000 and 1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                                                              Other
                                                                      Capital in            Comprehen-
                                                                     Excess of par         sive income                  Retained
                                                  Common Stock           Value               (Loss)                     Earnings
                                                  -----------        -----------           -----------                -----------
Balance at June 30, 1998                          $   504,979        $10,496,287           $     7,260                $22,671,840
                                                  -----------        -----------           -----------                -----------

Comprehensive income (loss):
         Net income, 1999                                                                                                 730,601
         Other comprehensive loss,
           net of tax benefit of $25,557                                                       (45,435)

Comprehensive income

Dividends paid on common stock
  $.20 per share                                                                                                         (217,112)

Tax effect of dividends on
  unallocated ESOP shares                                                                                                   7,968

Purchase of treasury stock

Reduction of common stock subscribed
                                                  -----------        -----------           -----------                -----------
Balance as of June 30, 1999                           504,979         10,496,287               (38,175)                23,193,297
                                                  -----------        -----------           -----------                -----------
Comprehensive income (loss):
         Net income, 2000                                                                                                 782,943
         Other comprehensive loss,
           net of tax benefit of $39,962                                                       (69,046)

Comprehensive income

Dividends paid on common stock
  $.20 per share                                                                                                         (208,729)

Tax effect of dividends on
  unallocated ESOP shares                                                                                                   7,922

Purchase of treasury stock

Reduction of common stock subscribed
                                                  -----------        -----------           -----------                -----------
Balance as of June 30, 2000                           504,979         10,496,287              (107,221)                23,775,433
                                                  -----------        -----------           -----------                -----------
Comprehensive income (loss):
         Net income, 2001                                                                                               1,033,069
         Other comprehensive income,
           net of tax benefit of $30,660                                                        56,940

Comprehensive income

Dividends paid on common stock
  $.20 per share                                                                                                         (206,309)

Tax effect of dividends on
  unallocated ESOP shares                                                                                                   5,043

Purchase of treasury stock

Reduction of common stock subscribed
                                                  -----------        -----------           -----------                -----------
Balance as of June 30, 2001                       $   504,979        $10,496,287           $   (50,281)               $24,607,239
                                                  ===========        ===========           ===========                ===========

                                                     Common                    Treasury Stock                             Total
                                                      Stock          ----------------------------------             Stockholders'
                                                    Subscribed           Shares               Amount                     Equity
                                                    ----------           ------               ------                     ------
Balance at June 30, 1998                           $(3,351,974)          403,717           $(6,638,264)               $23,690,128
                                                   -----------       -----------           -----------                -----------

Comprehensive income (loss):
         Net income, 1999                                                                                                 730,601
         Other comprehensive loss,
           net of tax benefit of $25,557                                                                                  (45,435)
                                                                                                                        ---------
Comprehensive income                                                                                                      685,166

Dividends paid on common stock
  $.20 per share                                                                                                         (217,112)

Tax effect of dividends on
  unallocated ESOP shares                                                                                                   7,968

Purchase of treasury stock                                                47,562              (604,226)                  (604,226)

Reduction of common stock subscribed                   558,662                                                            558,662
                                                   -----------       -----------           -----------                -----------
Balance as of June 30, 1999                         (2,793,312)          451,279            (7,242,490)                24,120,586
                                                   -----------       -----------           -----------                -----------
Comprehensive income (loss):
         Net income, 2000                                                                                                 782,943
         Other comprehensive loss,
           net of tax benefit of $39,962                                                                                  (69,046)
                                                                                                                        ---------
Comprehensive income                                                                                                      713,897

Dividends paid on common stock
  $.20 per share                                                                                                         (208,729)

Tax effect of dividends on
  unallocated ESOP shares                                                                                                   7,922

Purchase of treasury stock                                                30,027              (403,472)                  (403,472)

Reduction of common stock subscribed                   558,662                                                            558,662
                                                   -----------       -----------           -----------                -----------
Balance as of June 30, 2000                         (2,234,650)          481,306            (7,645,962)                24,788,866
                                                   -----------       -----------           -----------                -----------
Comprehensive income (loss):
         Net income, 2001                                                                                               1,033,069
         Other comprehensive income,
           net of tax benefit of $30,660                                                                                   56,940
                                                                                                                        ---------
Comprehensive income                                                                                                    1,090,009

Dividends paid on common stock
  $.20 per share                                                                                                         (206,309)

Tax effect of dividends on
  unallocated ESOP shares                                                                                                   5,043

Purchase of treasury stock                                                 4,170               (70,891)                   (70,891)

Reduction of common stock subscribed                   558,662                                                            558,662
                                                   -----------       -----------           -----------                -----------
Balance as of June 30, 2001                        $(1,675,988)          485,476           $(7,716,853)               $26,165,380
                                                   ===========       ===========           ===========                ===========



The accompanying notes are an integral part of the consolidated financial statements.


Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended June 30, 2001, 2000 and 1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                   2001              2000               1999
Cash flows from operating activities:

    Net income ..........................................................      $ 1,033,069       $   782,943       $   730,601

    Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Tax effect of dividends on
           unallocated ESOP shares ......................................            5,043             7,922             7,968

           Depreciation .................................................          604,988           472,149           430,111

           Gain on disposal of assets ...................................           (4,272)               --                --

           Deferred income tax benefit ..................................          188,709           103,600            85,000

           Change in assets and liabilities

                 Decrease (increase) in trade
                    account receivables, and
                    other receivables, net ..............................        1,582,974           299,655        (2,566,142)

                 Increase in inventories, net ...........................         (106,225)       (3,784,508)       (2,253,233)

                 Decrease in income tax
                    refund receivable ...................................               --                --           270,408

                 Decrease (increase) in prepaid
                    expenses and other
                    current assets ......................................           93,621           (13,450)          (42,491)

                 Increase (decrease) in
                    accounts payable ....................................         (206,864)          256,355            77,397

                 Increase (decrease) in accrued
                    salaries, wages and commissions .....................         (120,784)         (253,830)          (64,363)

                 Increase (decrease) in accrued
                    employee insurance costs ............................           (3,396)            6,655            21,066

                 Increase (decrease) in other
                    accrued expenses ....................................           16,602           (37,879)           29,048

                 Increase in vacation accrual ...........................           65,053            69,331           191,161

                 Increase (decrease) in payroll
                    and other taxes withheld
                    and accrued .........................................          (12,402)          (46,675)           72,851

                 Increase (decrease) in income
                    taxes payable .......................................          (62,635)           61,088            62,987
                                                                               -----------       -----------       -----------
                    Net cash provided by (used
                      in) operating activities ..........................        3,073,481        (2,076,644)       (2,947,631)
                                                                               -----------       -----------       -----------


Cash flows from investing activities

    Proceeds from maturity of investment
           securities ..........................                --          2,915,161         10,000,000

    Additions to property, plant and
           equipment ...........................          (536,749)          (782,122)          (507,684)

    Proceeds on sale of assets .................            15,350                 --                 --

    Purchases of investment securities .........                --                 --         (6,509,413)

    Reduction of common stock subscribed .......           558,662            558,662            558,662
                                                      ------------       ------------       ------------
                    Net cash provided by
                      investing activities .....            37,263          2,691,701          3,541,565
                                                      ------------       ------------       ------------
Cash flows from financing activities
    Dividends on common stock ..................          (206,309)          (208,729)          (217,112)

    Purchase of treasury stock .................           (70,891)          (403,472)          (604,226)
                                                      ------------       ------------       ------------
                    Net cash used in
                      financing activities .....          (277,200)          (612,201)          (821,338)
                                                      ------------       ------------       ------------

Increase (decrease) in cash
  and cash equivalents .........................         2,833,544              2,856           (227,404)

Cash and cash equivalents, beginning
    of the year ................................         2,367,191          2,364,335          2,591,739
                                                      ------------       ------------       ------------

Cash and cash equivalents, end
    of the year ................................      $  5,200,735       $  2,367,191       $  2,364,335
                                                      ============       ============       ============

Supplement disclosures of cash flow information:
    Income taxed paid ..........................      $    295,000       $    237,500       $    331,045
                                                      ============       ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements ----

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

             Inventoried work relating to contracts in process and work in process is valued at actual production cost, including factory overhead incurred to date. Work in process represents spare units, parts and other inventory items acquired or produced to service units previously sold or to meet anticipated future orders. The cost elements of contracts in process and work in process consist of production costs of goods and services currently in process and overhead relative to those contracts where such costs are reimbursable under the terms of the contracts. Provision for losses on contracts is made when existence of such losses becomes evident. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months.

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

             Income Taxes
             The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

             Under the provisions of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, SFAS No. 109 requires that the tax benefit of tax-deductible dividends on unallocated ESOP shares be recorded as a direct addition to retained earnings rather than as a reduction of income tax expense.

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

             Investment securities at June 30, 2001 and 2000 consist of corporate equity securities. The Company classifies corporate equity securities as available-for-sale.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.           Summary of Significant Accounting Policies, Continued


             Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses for securities classified as available-for-sale are included in income and are determined using the specific identification method. Interest income is recognized when earned.

             Stock-Based Compensation
             The intrinsic value method of accounting is used for stock-based compensation plans. Under the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.

             Per Share Amounts
             Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the income of the Company.

             Comprehensive Income
             In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement established rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and unrealized gains (losses) on securities available-for-sale and is presented in the Statement of Changes in Stockholders' Equity. Components of other comprehensive income include unrealized gains (losses) on securities available-for-sale. There were no realized gains (losses) included in net income requiring reclassification adjustments to other comprehensive income in all years presented.

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

             Reclassifications
             Certain reclassifications have been made to the prior year fiscal statements to conform to the current year presentation.

             New Accounting Pronouncements
             In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 was subsequently amended by SFAS No. 137, issued June 1999, which delayed the effective date for implementation of SFAS No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not impact the Company's consolidated financial statements.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.           Summary of Significant Accounting Policies, Continued

             In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company was required to adopt SAB 101 in the quarter ended June 30, 2001. The adoption of SAB 101 did not have a material effect on the Company's financial condition or results in operations.


2.             Investment Securities

             Investment securities at June 30, 2001, consist of corporate equity securities, which are classified as available-for-sale securities, and recorded at market value. The cost, gross unrealized holding losses and fair value of available-for-sale securities by major security type at June 30, 2001 and 2000 are as follow:


                                                                     Gross Unrealized
                                    2001              Cost               Holding Loss             Fair Value
                                                      ----               ------------             ----------
             Corporate Equity
             securities                            $  819,005             $   81,405              $  737,600


                                    2000

             Corporate Equity
             securities                            $  819,005             $  169,005              $  650,000



             The change in unrealized holding gain (loss) on available for sale investment securities net of tax was $56,940 and ($69,046) in 2001 and 2000, respectively.


3.           Contracts in Process

             Contracts in process at June 30, 2001 and 2000 are as follows:


                                                                 2001                2000
                                                             ------------      ------------
             Gross contract value                            $ 27,446,185      $ 29,128,352

             Costs related to contracts in process,
             net of progress payments of $289,000
             in 2001 and $537,468 in 2000                    $ 11,237,515      $ 10,889,930


             Included in costs relating to contracts in process at June 30, 2001 and 2000 are costs of $1,693,364 and $748,722, respectively, relative to contracts that may not be completed within the ensuing year. Under the unit-of-delivery method, the related sale and cost of sales will not be reflected in the statement of income until the units under contract are shipped.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.           Property, Plant and Equipment

             A summary of the original cost of property, plant and equipment at June 30, 2001 and 2000 is as follows:

                                                                                         2001                                2000
                                                                                    ------------                        ------------
                      Land                                                          $     50,000                        $     50,000
                      Building and improvements                                        3,895,524                           3,992,041
                      Machinery and equipment                                          7,031,298                           8,755,010
                      Furniture, fixtures and office equipment                           357,185                             367,992
                                                                                    ------------                        ------------
                                                                                    $ 11,334,007                        $ 13,165,043
                                                                                    ============                        ============

               Estimated useful lives of depreciable assets are as follows:

                      Buildings and improvements                                                                       10 - 25 years
                      Machinery and equipment                                                                           3 - 10 years
                      Furniture, fixtures and office equipment                                                              10 years


5.           Line of credit

             At June 30, 2001, the Company has an available unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest at the borrower's choice of (I) floating prime minus .75% or (II) LIBOR plus 1.80% for periods of 1, 2, or 3 months. Any borrowing under the line of credit will be collateralized by accounts receivable.


6.           Research and Development Costs

             Research and development costs charged to operations during the years ended June 30, 2001, 2000 and 1999 were approximately $249,000, $255,000, and $291,000, respectively.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.           Pension Expense

             Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions are based upon hours worked at a specified rate and amounted to $92,662 in 2001, $88,660 in 2000, and $64,829 in 1999.

8.           Provision (Benefit) for Income Taxes

             A summary of the components of the provision (benefit) for income taxes for the years ended June 30, 2001, 2000 and 1999 is as follows:


                                                             2001                     2000                     1999
                                                          ---------                ---------                ---------
             Current tax expense (benefit)-federal        $ 257,400                $ 295,400                $ 313,000
             Current tax expense - state                     17,000                   11,000                    4,000
             Deferred tax expense (benefit)                 167,635                  103,600                   85,000
                                                          ---------                ---------                ---------
                                                          $ 442,035                $ 410,000                $ 402,000
                                                          =========                =========                =========


             Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with SFAS No. 109.

             The combined U.S. federal and state effective income tax rates of 30.0%, 34.4% and 35.5% for 2001, 2000 and 1999 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:


                                                                           2001                  2000                1999
                                                                         ------                ------              ------
             U.S. federal statutory income tax rate                          34%                   34%                 34%
             Increase (reduction) in rate
             resulting from:
                      Dividends received deduction                         (0.8)                 (1.2)               (0.5)
                      State franchise tax, net of federal
                             income tax benefit                             1.4                   1.7                 2.3
                      Foreign sales corporation benefit                    (4.7)                 (1.0)               (1.1)
                      Other                                                  .1                    .9                  .8
                                                                         ------                ------              ------
             Effective tax rate                                            30.0%                 34.4%               35.5%
                                                                         ======                ======              ======


             For the years ended June 30, 2001 and 2000 deferred income tax expense of $167,635 and $103,600, respectively, result from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June, 30, 2001 and 2000 are presented as follows:

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8.           Provision (Benefit) for Income Taxes, Continued

                                                            2001          2000
                                                          --------      --------
Deferred tax assets:
    Inventory - differences in valuation methods ...      $ 30,120      $150,945
    Unrealized loss on available-for-sale
         investment securities .....................         9,302        61,779
    Common stock subscribed - due to difference
         in interest recognition ...................       343,811       407,791
    Non-deductible accruals ........................       125,699       152,100
    Other ..........................................        19,821        16,695
                                                          --------      --------
                Total deferred tax assets ..........       528,753       789,310
                                                          --------      --------


Deferred tax liabilities:
    Property, plant and equipment - principally due
         to differences in depreciation  methods ...       402,563       401,275
    Inventory - effect on uniform capitalization ...        39,333        81,810
                                                          --------      --------
                Total deferred tax liabilities .....       441,896       483,085
                                                          --------      --------
Net deferred tax asset .............................      $ 86,857      $306,225
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


9.           Significant Customers

             A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customers and one foreign customer accounted for 40%, 20%, and 12%, respectively, of total sales in 2001. Sales to two domestic customers accounted for 30% and 26% respectively, of total sales in 2000. Sales to two domestic customers and one foreign customer accounted for 38%, 25%, and 11%, respectively, of total sales in 1999.

             Export sales aggregated approximately $8,700,000, $4,200,000, and $2,500,000, for the years ended June 30, 2001, 2000 and 1999, respectively.

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


11.          Employee Stock Ownership Plan

             In 1989, the Company established an Employee Stock Ownership Plan
             (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 in 1989 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Since inception of the Plan, the ESOP has sold or distributed 83,653 shares of the Company's common stock to pay benefits to participants. At June 30, 2001 and 2000, the ESOP held a total of 271,932 and 281,185 shares, respectively, of the Company's common stock, of which 208,896 and 197,137 shares, respectively, were allocated to participants in the Plan.

             The loan from the Company to the ESOP is repayable in annual installments of $1,039,605 including interest, through June 30, 2004. Interest is payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying balance sheets. The Company recognizes the principal payments of the ESOP debt, on a straight-line basis over the term of the note, as compensation expense.

             Each year, the Company makes contributions to the ESOP which are used to make loan payments. With each loan payment, a portion of the common stock is allocated to participating employees. For the periods ended June 30, 2001 and 2000, 21,012 shares were allocated to participants. In 2001, the Company's

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.          Employee Stock Ownership Plan, Continued

             required contribution of $1,039,605 was reduced by $16,809 which represents the dividends paid on unallocated ESOP shares. The resulting payment of $1,022,796 includes $541,853 classified as compensation expense. In 2000, the Company's required contribution of $1,039,605 was reduced by $21,012, which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $1,018,593 includes $537,650 classified as compensation expense. In 1999, the Company's required contribution of $1,039,605 was reduced by $25,214, which represents the dividends paid on unallocated ESOP shares. The resulting payment of $1,014,319 includes $533,449 classified as compensation expense. All shares purchased by the ESOP are considered to be outstanding for the income per share computations.


12.          Stock Options

             During fiscal 2000, the Board of Directors and shareholders approved, the 2000 Stock Option Plan (the Plan). Under the Plan, incentive and non-qualified stock options will be granted to purchase shares of common stock of the Company. As of June 30, 2000 the Plan was authorized to issue options to purchase 150,000 shares of the Company's common stock.

             Options granted under the Plan have been granted at not less than the fair market value at the grant date and vest over a maximum period of ten years.

             On March 1, 2001 and 2000, 13,100 at an exercise price of $17.95 and 11,500 at an exercise price of $13.25, respectively, stock options were granted under the plan which vest over two years. As of June 30, 2001 no options were forfeited.

             The Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the Plan. Under APB 25, no compensation expense has been recognized. Had compensation cost and fair value been determined pursuant to Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," net income would have decreased from $1,033,069 to $1,018,526 and $782,943 to $778,296 for the years ended June 30, 2001 and 2000, respectively. Proforma basic and diluted earnings per share would have been $.99 and $.74 respectively. The initial impact of FAS 123 on pro forma earnings per share may not be representative of the effect on income in future years because options vest over several years and additional option grants may be made each year.

             The weighted average fair value of options granted under the plans during fiscal years 2000 and 2001 was $3.71 and $4.67, respectively. The assumptions used for the Black-Scholes model are as follows:

                                                           2000           2001
                                                           ----           ----

             Risk-free interest rate..............             6%            5%
             Expected term........................        5 years       5 years
             Company's expected volatility........          16.4%           25%
             Dividend yield.......................           2.5%          2.5%

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

13.          Financial Instruments/Concentration of Credit Risk

             The carrying amounts of financial instruments, including cash and cash equivalents, investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2001 and 2000 because of the relatively short maturities of these instruments.

             Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 10, a significant portion of the Company's business is production of military and industrial electronic equipment for use by the U.S. and foreign Government and certain industrial customers. The related accounts receivable balance represented by three customers was 75% and 64% of the Company's total trade accounts receivable balance at June 30, 2001 and 2000, respectively.

             Although the Company's exposure to credit risk associated with nonpayment of these balances is affected by the conditions or occurrences within the U.S. Government, the Company believes that its trade accounts receivable credit risk exposure is limited. The Company performs ongoing credit evaluations of its customer's financial conditions and requires collateral, such as progress payments, in certain circumstances. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.


14.          Other Costs

             During 1998 the Company implemented a management succession plan that involves agreements with five members of management. These agreements require the Company to pay certain amounts for a period of approximately two years after the employees' resignations from the Company in exchange for the employees' agreements to be available to the Company on an as-needed basis. Since there is no minimum service required by the agreements, the Company accrued for these payments on the effective date of the plan as the employees are eligible for the benefit at that date. At June 30, 2000, approximately $142,000 was accrued to record the liabilities relating to these agreements. At June 30, 2001, approximately $39,000 remained to be paid to these individuals.



15.          Related Parties

             The Company paid a law firm in which a director of the Company is a partner, a total of $27,000 for legal services during fiscal year ended June 30, 2001, and a total of $42,000 for each fiscal year ended June 30, 2000 and 1999. The Company paid a director of the Company, a total of $5,600 and approximately $15,975 for consulting services during the fiscal years ended June 30, 2001 and 2000, respectively.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

16.          Quarterly Financial Information (Unaudited)

                                First          Second         Third             Fourth
                               Quarter         Quarter        Quarter          Quarter
                               -------         -------        -------          -------
     Net Sales ........      $4,167,234      $4,184,994      $4,615,137      $4,284,274
     Gross profit .....         688,261         889,008         694,761         789,699
     Net income (loss)          203,420         269,269         205,554         354,826

Net income (per share -
     basic and diluted)            0.20            0.26            0.20            0.34


                                                                                   2000
     Net Sales ........      $3,298,980      $3,412,424      $3,289,816      $4,718,598
     Gross profit .....         414,586         493,051         771,435       1,056,862
     Net income (loss)           39,593          47,092         263,548         432,710

Net income (per share -
     basic and diluted)            0.04            0.04            0.25            0.42


                                                                                   1999
     Net Sales ........      $2,523,984      $3,134,377      $3,089,547      $4,881,784
     Gross profit .....         398,705         625,453         451,815       1,061,703
     Net income (loss)           84,042         166,109          99,723         380,727

Net income (per share -
     basic and diluted)            0.08            0.15            0.90            0.34




                                    PART III


Item 9. Changes in and disagreements with accountants on accounting and financial disclosures

                   None


Item 10.           Directors and Executive Officers of the Registrant

Identification of Directors


                        Date Present Term         Other Positions
                        Expires and Period        and Offices Held
Name                    Served as Director        With Registrant         Age
----                    ------------------        ----------------        ---

Paul J. Corr            Annual Meeting in         None                    57
                        December 2002
                        Director since 1992

William P. Greene       Annual Meeting in         None                    71
                        December 2001
                        Director since 1992

Carl Helmetag           Annual Meeting in         None                    53
                        December 2003
                        Director since 1999

Barry Pinsley           Annual Meeting in         None                    59
                        December 2002
                        Director since 1994

Howard Pinsley          Annual Meeting in         President and Chief     61
                        December 2003             Executive Officer
                        Director since 1992

Alvin O. Sabo           Annual Meeting in         None                    58
                        December 2003
                        Director since 1999

Seymour Saslow          Annual Meeting in         None                    80
                        December 2001
                        Director since 1992

Gerald B. H. Solomon    Annual Meeting in         None                    71
                        December 2001
                        Director since 1999

Michael W. Wool         Annual Meeting in         None                    55
                        December 2002
                        Director since 1990

Identification of Executive Officers


                     Positions and
                     Offices Held              Period Served As
Name                 With Company              Executive Officer             Age
----                 -----------------         -----------------             ---

Howard Pinsley       President and             Served as Vice President-      61
                     Chief Executive           Special Power Supplies
                     Officer                   from April 3, 1992 until
                                               being elected as Executive
                                               Vice President on December
                                               6, 1997.  Elected to present
                                               office on June 9, 1998

John J. Pompay, Jr.  Vice President-           Since December 6, 1996         66
                     Marketing and Sales

David A. O'Neil      Treasurer & Principal     Since January 4, 2000          36
                     Financial Officer         Controller and Assistant
                                               Treasurer from December 11,
                                               1998 to January 3, 2000

Garry M. Jones       Assistant Treasurer       Since August 4, 1988           61
                     & Principal Accounting    Principal Financial
                     Officer                   Officer from August 4, 1988
                                               to September 10, 1993

Peggy A. Murphy      Secretary                 Since December 11, 1998        43

Tim A. Polidore      Assistant Treasurer       Since December 8, 2000         41



The terms of office of Mr. Howard Pinsley, Mrs. Peggy A. Murphy, Mr. David A. O'Neil, Mr. Tim A. Polidore, and Mr. Garry M. Jones are until the next annual meeting of the Board of Directors unless successors are sooner appointed by the Board of Directors. The term of office of Mr. Pompay is subject to the provisions of an agreement between him and the Company. See "Executive Compensation-Employment Contracts and Termination of Employment."

Family Relationships

Barry Pinsley and Howard Pinsley are cousins.

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

Howard Pinsley for more than the past five years has been employed by the Company on a full-time basis as a Program Director prior to being elected Vice President-Special Power Supplies on April 3, 1992. On December 6, 1996, Mr. Pinsley was elected to the position of Executive Vice President. On June 9, 1998 he was elected to the positions of President and Chief Operating Officer. Subsequently he became the President and Chief Executive Officer.

Seymour Saslow had been Senior Vice President since December 6, 1996. Prior to being elected to Senior Vice President, Mr. Saslow served as Vice
President-Engineering since April 3, 1992. Mr. Saslow resigned as an executive officer effective December 31, 1999.

Gerald B. H. Solomon is currently President and Chief Executive Officer of the Solomon Group. The Solomon Group is an international consulting firm providing strategic advice and counsel to corporations worldwide. Prior to becoming President of the Solomon Group he retired from the United States Congress where he served as congressman from New York State for twenty years.

Michael W. Wool is an attorney engaged in the private practice of law and as a senior partner since 1982 in the law firm of Langrock, Sperry & Wool with offices in Burlington and Middlebury, Vermont.

Alvin O. Sabo is an attorney engaged in private practice of law and Senior Partner of the law firm of Donohue, Sabo, Varley & Armstrong, P.C. in Albany, NY since 1980. Prior to that position, he was Assistant Attorney General, State of New York, Department of Law for eleven years.

Carl Helmetag is currently President and CEO of UVEX Inc. in Providence, RI. From 1996 to 1999, he was President and CEO of Head USA Inc. Prior to that position, Mr. Helmetag was Executive Vice President, and then President at Dynastar Inc. from 1978 to 1996. He is an MBA graduate from the Wharton School of Business, University of Pennsylvania.

Peggy Murphy is Secretary of the Company since December 11, 1998. She has been employed by the Company as Director of Human Resources since October 1998.

David A. O'Neil is currently the Treasurer and Principal Financial Officer of the Company. Mr. O'Neil is a Certified Public Accountant who joined the Company as Controller and Assistant Treasurer on November 6, 1998. Prior to joining the Company, Mr. O'Neil was a Senior Manager at the accounting firm of KPMG LLP.

John J. Pompay, Jr. for more that the past five years has been employed by the Company on a full-time basis as Director of Marketing and Sales prior to being elected Vice President-Marketing and Sales on December 6, 1996.

Tim A. Polidore is currently the Assistant Treasurer of the Company. Mr. Polidore joined the Company on May 17, 1999. Prior to joining the Company he was Accounting Manager for Brinks, Inc.

Garry M. Jones for more than the past five years has been employed by the Company on a full-time basis as Senior Accountant prior to being elected Assistant Treasurer and Principal Accounting Officer on August 4, 1988.

Directorships

None of the directors holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15 (d) of that Act or any company registered as an Investment company under the Investment Company Act of 1940.

Legal Proceedings

None of the directorships or executive officers of the Company were involved during the past five years in any legal proceedings specified under Item 401(f) of Regulation S-K.

Item 11.           Executive Compensation

The following table summarizes the annual compensation for each of the fiscal years ended June 30, 2001, 2000, and 1999 received by the Company's Chief Executive Officer and the other highest paid executive officers of the Company that received over $100,000 in total compensation as of June 30, 2001.

                                                       SUMMARY COMPENSATION TABLE

                                                                              Long Term
                                                                             Compensation
                                                                             ------------
                                                                              Securities
Name and                        Fiscal             Annual                     Underlying           All Other
Principal Position               Year              Salary         Bonus       Options(#)         Compensation(1)
------------------               ------            ------         -----      ------------        ---------------
Howard Pinsley                    2001             $172,600       $25,000         2,000                $ 9,590
President and                     2000             $160,520       $25,000         1,500                $ 8,623
Chief Executive Officer           1999             $127,700       $     0             0                $11,492

Seymour Saslow (2)                2001             $ 62,400       $     0             0                $ 6,072
Senior Vice President             2000             $111,150       $25,000             0                $ 7,633
                                  1999             $124,625       $     0             0                $10,568

John J. Pompay, Jr.               2001             $152,938       $25,000           800                $ 9,737
Vice President-Sales              2000             $237,816       $20,000           600                $ 8,822
                                  1999             $189,399       $     0             0                $ 8,679

David A. O'Neil                   2001             $ 91,200       $12,500           800                $ 7,703
Treasurer and Principal           2000             $ 84,930       $10,000           600                $ 6,162
Financial Officer


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


                                  OPTION GRANTS
                                                                                                    Potential
                                                                                                 Realizable Value
                                                                                                at Assumed Annual
                            Number of               Percent                                       Rates of Stock
                           Securities              of Total                                     Price Appreciation
                           Underlying               Options                                     for Option Term (1)
                             Options              Granted to             Exercise            --------------------------
Name                        Granted                Employees            Price Range          5%($)              10%($)
----------------           ----------             ----------           -------------         ------            ------
Howard Pinsley                  3,500                 13%               13.25 - 17.95        35,072             88,895

John J. Pompay Jr.              1,400                  5%               13.25 - 17.95        14,029             35,558

David A. O'Neil                 1,400                  5%               13.25 - 17.95        14,029             35,558

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

In accordance with the 2000 Stock Option Plan the above options have exercise dates that range from March 1, 2002 through and expiring on March 1, 2011. Accordingly, no options were exercised by the above named executive officers in fiscal 2001.


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

Of the 208,896 shares of common stock of the Company allocated to participants of the ESOP as of June 30, 2001, 8,052 shares were allocated to John J. Pompay Jr., 7,602 shares were allocated to Howard Pinsley, 6,475 shares were allocated to Seymour Saslow, 853 shares were allocated to David A. O'Neil and 2,845 shares were allocated to Barry Pinsley.

Compensation of Directors

The Company's standard arrangement compensates each director of the Company an annual fee in the amount of $10,000 for being a member of the Board of Directors. Each Director that also serves as a member of the Audit Committee is compensated an additional annual fee of $5,000. These fees are paid monthly to the Directors. Barry Pinsley was paid $5,600 for additional services in connection with his duties as a director for the fiscal year ended June 30, 2001. Executive officers that also serve on the Company's Board of Directors do not receive director's fees.

Directors are also eligible to receive stock options under the 2000 Stock Option Plan at the discretion of the stock option committee. The stock option committee consists of three appointed board members. For the years ended June 30, 2001, and 2000, the following options have been granted to the Board of Directors in accordance with this Plan.

Name                             Number of Options         Exercise Price Range
----                             -----------------         --------------------
Seymour Saslow                         1,200                  $13.25 - 17.95

Barry Pinsley                          1,100                   13.25 - 17.95

Michael W. Wool                         800                    13.25 - 17.95

William P. Greene                       900                    13.25 - 17.95

Paul J. Corr                            800                    13.25 - 17.95

Alvin O. Sabo                           600                    13.25 - 17.95

Carl Helmetag                           500                    13.25 - 17.95

Gerald B. H. Solomon                    500                    13.25 - 17.95


The above options have exercise dates ranging from March 1, 2002 and expiring on March 1, 2011.


Employment Contracts and Termination of Employment

The Company has an employment contract with John J. Pompay Jr. in connection with his duties as Vice President-Marketing and Sales. The contract was effective as of January 1, 2001, and expires on December 31, 2001 unless the parties mutually agree to extend the agreement. The contract provides for a minimum base annual salary of $143,000 plus commissions at the rate of 3% on all payments received by the Company against Mr. Pompay's open orders booked up to and including December 31, 1996, and 1% on all payments received against orders booked by the Company between January 1, 1997 and December 31, 1998. The contract further provides that if Mr. Pompay's employment is terminated by the Company prior to the expiration date, other than for cause, he will continue to receive his full salary for 27 months and commissions due on his orders when payment is received. The contract also provides for a restrictive covenant of non-competition by Mr. Pompay for a period of two years upon termination for cause or termination of the contract by Mr. Pompay. At the end of the contract term Mr. Pompay has the option to accept at the time of his voluntary resignation as an executive officer, an employment contract as a non-executive officer in which he would receive full compensation for 13 weeks and then for the next 104 weeks receive $1,000 per week for services rendered.

As part of a management succession plan as implemented by the Board of Directors in June 1998, the Company has entered into agreements with the following named executive officers: Joseph Canterino, Barry Pinsley, Seymour Saslow and Herbert Potoker. The contracts provide for the resignation of the above officers from their positions as executive officers and for them to be compensated in accordance with their respective agreements. The effective date of the resignations of Mr. Canterino and Mr. Barry Pinsley as executive officers was June 9, 1998. The effective date of the resignation of Mr. Potoker as an executive officer was December 31, 1998. The effective date of the resignation of Mr. Saslow as an executive officer was December 31, 1999. The compensation to be paid under the agreement is $1,000 per week for Messrs. Canterino, Saslow and Potoker and $500 per week for Mr. Pinsley during such two-year period. In the event of a named executive officer's death, the Company is obligated to continue the payments as scheduled under the terms of the agreements.

All of the named executive officers' contracts contain a restrictive covenant regarding non-competition with the Company during the term of the agreement and for a period of five years after the termination of the agreement, and an agreement regarding the treatment of confidential information.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following information is furnished as of September 18, 2001 (unless otherwise indicated) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:


                                                              Amount and
                                                              Nature of
Title                 Name and Address                        Beneficial              Percent of
Class                 of Beneficial Owner                     Ownership                  Class
-----                 -------------------                     ---------                  -----
Common Stock          Dimensional Fund                    72,600 - Direct (1)            7.02%
                      Advisors Inc.
                      1299 Ocean Avenue
                      11th Floor
                      Santa Monica,
                      CA 90401

     "                Franklin Advisory                   80,000 - Direct (2)            7.7%
                      Services, LLC
                      777 Mariners Island Blvd
                      P.O. Box 7777
                      San Mateo,
                      CA 94403-7777

     "                The Adirondack Trust               262,932 - Direct (3)           25.5%
                      Company, as Trustee of
                      the Company's Employee
                      Retirement Plan and Trust
                      473 Broadway
                      Saratoga Springs,
                      NY 12866

(1) The information as to the number of shares of common stock of the Company that may be deemed beneficially owned by advisory clients of Dimensional Fund Advisors Inc. ("Dimensional") is from the Schedule 13G dated February 2, 2001 filed with the Securities and Exchange Commission (the "SEC"). Dimensional, a registered investment advisor, is deemed to have beneficial ownership of 72,600 shares of Espey Mfg. & Electronics Corp. stock as of December 31, 2000, all of which shares are held in Dimensional investment companies, trusts and accounts. Dimensional, in its role as investment advisor and/or manager, disclaims beneficial ownership of all such shares. Dimensional, it its role as investment advisor and/or manager, reported sole voting power with respect to 72,600 shares.

(2) The information as the number of shares of common stock of the Company that may be deemed beneficially owned by Franklin Advisory Services, LLC ("Franklin") is from the Schedule 13G, dated January 26, 2001 filed with the SEC. The Franklin statement indicated that Franklin's investment "advisory subsidiaries," have sole voting and dispositive power with respect to all of the shares of common stock shown in the table above for Franklin. The Franklin statement indicates that the common stock set forth in the table is beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect Franklin investment advisory subsidiaries. The statement also indicated that it filed the Schedule 13G on behalf of itself and Franklin's principal shareholders, Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders"), all of which are deemed beneficial owners of the shares of common stock shown in the above table for Franklin. Franklin and the Principal Shareholders disclaim any economic interest or beneficial ownership in any of the common stock shown in the table for Franklin.

(3) This information is from the Form 4 dated September 18, 2001 filed with the SEC by the Trustee on behalf of the Company's ESOP. The ESOP Trustee has sole voting power with respect to unallocated common shares owned by the Trust, 63,036 shares as of September 18, 2001, as directed by the Plan Administrator appointed by the Company's Board of Directors. As to the common shares allocated to participants, 199,896 shares as of September 18, 2001, the ESOP Trustee has the power to vote such shares as directed by such Plan Administrator to the extent the participants do not direct the manner in which such shares are to be voted.

Security Ownership of Management

The following information is furnished as of September 18, 2001 (unless otherwise indicated), as to each class of equity securities of the Company beneficially owned by all Directors and Executive Officers and by Directors and Executive Officers of the Company as a Group:

                                                              Amount and
                                                              Nature of
Title                               Name of                   Beneficial                   Percent of
Class                               Beneficial Owner          Ownership                      Class
-----                               -------------------       ----------                   ----------
Common Stock
$.33-1/3 p.v.                       Paul J. Corr                3,000 - Direct                0.29%

           "                        William P. Greene             100 - Direct                0.08%
                                                                  765 - Indirect (2)

           "                        Carl Helmetag               2,500 - Direct                0.29%
                                                                  500 - Indirect (4)

           "                        Gary M. Jones               3,789 - Indirect (2)          0.37%

           "                        Peggy Murphy                2,449 - Indirect (2)          0.24%

           "                        David A. O'Neil             1,000 - Direct                0.18%
                                                                  853 - Indirect (2)

           "                        Barry Pinsley              41,630 - Direct                4.32%
                                                                2,845 - Indirect
                                                                   (1)           (2)

           "                        Howard Pinsley             42,134 - Direct                4.83%
                                                                7,603 - Indirect (2)

           "                        John J. Pompay, Jr.         8,052 - Indirect (2)          0.78%

           "                        Alvin O. Sabo                   0 - Indirect                  -

           "                        Seymour Saslow                351 - Direct                0.66%
                                                                6,475 - Indirect (2)

           "                        Gerald B. H. Solomon            0 - Indirect (3)              -

           "                        Michael W. Wool               100 - Direct                0.01%

           "                        Officers and Directors     90,815 - Direct               12.06%
                                             as a Group        33,331 - Indirect

(1) Excludes 2,000 shares owned by the spouse of Barry Pinsley. Beneficial ownership of the shares is disclaimed by Mr. Pinsley
(2) Includes shares allocated to named director or executive officer as of June 30, 2001 as a participant in the Company's ESOP. Each such person has the right to direct the manner in which such shares allocated to him or her are to be voted by the ESOP Trustee.
(3) Excludes 400 shares owned by the spouse of Gerald B. H. Solomon. Beneficial ownership of the shares is disclaimed by Mr. Solomon.

(4) Includes 500 shares owned by the trust of Molly K. Helmetag. As trustee of the trust, Mr. Helmetag is deemed beneficial owner, as defined in rule 13d-3, of the shares held by the trust. Excludes 500 shares owned by the spouse of Mr. Helmetag. Beneficial ownership is disclaimed by Mr. Helmetag.

There are no arrangements known to the Company, the execution of which may at a subsequent date, result in change of control of the Company.


Item 13            Certain Relationships and Related Transactions

As previously reported, the Company established and sold to the ESOP Trust on June 5, 1989, 331,224 shares of the Company's treasury stock at a price of $26.50 per share, which purchase price was funded by the Company making a cash contribution and loan. Each year, the Company makes contributions to the ESOP, which are used to make loan interest and principal payments to the Company. With each such payment, a portion of the common stock held by the ESOP is allocated to participating employees. As of June 30, 2001, there were 208,896 shares allocated to participants. The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Officers of the Company, including two (Howard Pinsley and Bill Greene) who are also directors, are eligible to participate in the ESOP and to have shares and cash allocated to their accounts and distributed to them in accordance with the terms of the ESOP.

The Company paid the law firm of Langrock, Sperry & Wool, of which Michael W. Wool, a director of the Company, is a partner, a total of $27,000 for legal services during the fiscal year ended June 30, 2001.

                                     PART IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K

      (a)      1.   Financial Statements

                    Included in Part II, Item 8, of this report:

                                Reports of Independent Accountants

                                Balance Sheets at June 30, 2001 and 2000

                                Statements of Income for the years ended
                                June 30, 2001, 2000 and 1999

                                Statements of Changes in Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999

                                Statements of Cash Flows for the years ended
                                June 30, 2001, 2000 and 1999

                                Notes to Financial Statements

               2.   Financial Statement Schedules

                    Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

               3.   Exhibits

11.2           Statement re: Computation of Per Share Earnings

(b)            Reports on Form 8-K

                             None

                               S I G N A T U R E S


               Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ESPEY MFG. & ELECTRONICS CORP.



                                             /s/Howard Pinsley
                                             ----------------------------------
                                             Howard Pinsley,
                                             President and
                                             Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Howard Pinsley                            President
--------------------------------------       (Principal Executive Officer)
Howard Pinsley                               September 18, 2001


/s/David O'Neil                              Treasurer
--------------------------------------       (Principal Financial Officer)
David O'Neil                                 September 18, 2001


/s/Garry M. Jones                            Assistant Treasurer
--------------------------------------       (Principal Accounting Officer)
Garry M. Jones                               September 18, 2001


/s/Barry Pinsley                             Director
--------------------------------------
Barry Pinsley                                September 18, 2001


/s/Seymour Saslow                            Director
--------------------------------------       September 18, 2001
Seymour Saslow


/s/William P. Greene                         Director
--------------------------------------       September 18, 2001
William P. Greene


/s/Michael W. Wool                           Director
--------------------------------------       September 18, 2001
Michael W. Wool


/s/Paul J. Corr                              Director
--------------------------------------       September 18, 2001
Paul J. Corr


/s/Gerald B. H. Solomon                      Director
--------------------------------------       September 18, 2001
Gerald B. H. Solomon


/s/Alvin O. Sabo                             Director
--------------------------------------       September 18, 2001
Alvin O. Sabo


/s/Carl Helmetag                             Director
--------------------------------------       September 18, 2001
Carl Helmetag