Form 10-Q
period 2001-09-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 2001-11-09
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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
                                                     ---------------------------

Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as of November 6, 2001: 1,029,461.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  [X]              NO [_]

                         ESPEY MFG. & ELECTRONICS CORP.

                                    I N D E X

PART I   FINANCIAL INFORMATION                                            PAGE

         Item 1   Financial Statements:

                       Consolidated Balance Sheets -
                       September 30, 2001 and June 30, 2001                 1


                       Consolidated Statements of Income -
                       Three Months Ended September 30, 2001 and 2000       3


                       Consolidated Statements of Cash Flows -
                       Three Months Ended September 30, 2001 and 2000       4


                       Notes to Consolidated Financial Statements           5

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             6


PART II  OTHER INFORMATION                                                  8

         SIGNATURES                                                         8

                         ESPEY MFG. & ELECTRONICS CORP.

                           Consolidated Balance Sheets

                      September 30, 2001 and June 30, 2001
                      ------------------------------------
                                   A S S E T S

                                                                  Unaudited
                                                                     2001              2001
                                                                 September 30         June 30
                                                                 ------------       -----------
CURRENT ASSETS:

         Cash and cash equivalents                                 $ 6,299,899      $ 5,200,736
         Investments securities                                        754,400          737,600

         Trade accounts receivable, net                              3,312,518        2,537,310
         Other receivables                                               3,822           31,179
                                                                   -----------      -----------
                                         Total Receivables           3,316,340        2,568,489
                                                                   -----------      -----------
         Inventories:

               Raw materials and supplies                            1,165,930        1,036,726
               Work-in-process                                       4,348,601        2,658,436
               Costs relating to contracts in
                        process, net of advance payments of
                        $1,245,170 at September 30, 2001 and
                        $289,000 at June 30, 2001                    8,163,966       11,237,515
                                                                   -----------      -----------

                                         Total Inventories          13,678,497       14,932,677
                                                                   -----------      -----------

         Deferred Income Taxes                                         139,729          145,609
         Prepaid expenses and other current assets                     116,871          151,880
                                                                   -----------      -----------

                                         Total Current Assets       24,305,737       23,736,991
                                                                   -----------      -----------

         Property, Plant and Equipment, net                          3,532,324        3,491,890
                                                                   -----------      -----------

                                         Total Assets              $27,838,060      $27,228,881
                                                                   ===========      ===========


See accompanying notes to the consolidated financial statements.

                                                                     (Continued)
                                       1

                         ESPEY MFG. & ELECTRONICS CORP.

                       September 30,2001 and June 30, 2001

                      ------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              Unaudited
                                                                                                2001               2001
                                                                                            September 30         June 30
                                                                                            ------------       ------------
CURRENT LIABILITIES:

         Accounts Payable                                                                   $    692,015       $    334,772
         Accrued expenses:
               Salaries, wages and commissions                                                   110,073            124,081
               Vacation                                                                          294,124            345,546
               Employees' insurance costs                                                         34,130             61,798
               ESOP payable                                                                      134,938                 --
               Dividend payable                                                                  231,629                 --
               Other                                                                              33,695             37,711
         Payroll and other taxes withheld and accrued                                             41,050             39,397
         Income taxes payable                                                                    136,499             61,440
         Deferred Income Taxes                                                                    58,752             58,752
                                                                                            ------------       ------------
                                         Total Current Liabilities                             1,766,905          1,063,497
                                                                                            ------------       ------------




STOCKHOLDERS' EQUITY:

         Common stock, par value .33-1/3 per share
         Authorized 10,000,000 shares;
         Issued 1,514,937 shares on September 30, 2001
              and June 30, 2001, outstanding 1,029,461
              on September 30, 2001 and June 30, 2001                                            504,979            504,979

         Capital in excess of par value                                                       10,496,287         10,496,287
         Accumulated other comprehensive loss                                                    (39,361)           (50,281)


         Retained earnings                                                                    24,502,090         24,607,239
                                                                                            ------------       ------------
                                                                                              35,463,995         35,558,224

         Less Common stock subscribed                                                         (1,675,987)        (1,675,987)

         Cost of 485,476 shares on
              September 30, 2001 and June 30, 2001
              of common stock in treasury                                                     (7,716,853)        (7,716,853)
                                                                                            ------------       ------------
                                         TOTAL STOCKHOLDERS' EQUITY                           26,071,156         26,165,384
                                                                                            ------------       ------------
                                              Total Liabilities And
                                              Stockholders' Equity                          $ 27,838,060       $ 27,228,881
                                                                                            ============       ============



See accompanying notes to the consolidated financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                        Consolidated Statements of Income

                 Three Months Ended September 30, 2001 and 2000
             ------------------------------------------------------

                                         Unaudited
                                        Three Months
                                    2001            2000
                                 ----------      ----------
Net sales                        $4,585,515      $4,167,234
Cost of sales                     3,977,930       3,478,973
                                 ----------      ----------
         Gross profit               607,585         688,261

Selling, general and
    administrative expenses         394,032         460,251
                                 ----------      ----------
         Operating income           213,553         228,010
                                 ----------      ----------

Other income

         Interest and
           dividend income           66,479          65,190
         Other income                10,955          17,126
                                 ----------      ----------
                                     77,434          82,316
                                 ----------      ----------

Income before income taxes          290,987         310,326

Provision for income taxes           87,296         106,906
                                 ----------      ----------


               Net Income        $  203,691      $  203,420
                                 ==========      ==========

Income per share:

Basic and diluted
    income per share             $      .20      $      .20
                                 ----------      ----------

Weighted average number
    of shares outstanding
         Basic                    1,029,461       1,033,631
         Diluted                  1,032,471       1,035,966
                                 ==========      ==========


See accompanying notes to the consolidated financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2001 and 2000

                                                                           Unaudited
                                                                          September 30,
                                                                      2001              2000
                                                                   -----------       -----------
Cash Flows From Operating Activities:

         Net income                                                $   203,691       $   203,420

         Adjustments to reconcile net income to net cash provided by (used in)operating activities:

         Depreciation                                                  123,635           181,094
         (Gain)/loss on disposal of assets                                  --           (14,721)
         Changes in assets and liabilities:
               Decrease (Increase) in receivables                     (747,852)          916,777
               Decrease (Increase) in inventories                    1,254,179          (481,313)
               Decrease in prepaid expenses and
                      other current assets                              35,008            86,300
               (Decrease) Increase in accounts payable                 357,244          (134,110)
               Decrease in accrued salaries,
                      wages and commissions                            (14,008)          (49,569)
               Decrease in accrued employees' insurance costs          (27,668)           (7,876)
               (Decrease) Increase in other accrued expenses            (4,017)              685
               Increase (Decrease) in vacation accrual                 (51,421)           56,502
               (Decrease) Increase in payroll & other
                      taxes withheld and accrued                         1,653           (12,536)
               Increase in income taxes payable                         75,058            30,595
               Increase in ESOP contributions                          134,938           138,615
                                                                   -----------       -----------
                            Net cash provided by
                            operating activities                     1,340,440           800,859
                                                                   -----------       -----------
Cash Flows From Investing Activities:

         Additions to property, plant & equipment                     (164,067)         (159,231)
         Proceeds on sale of assets                                         --            14,750
                                                                   -----------       -----------
                            Net cash used in
                            investing activities                      (164,067)         (144,481)
                                                                   -----------       -----------
Cash Flows From Financing Activities:

         Dividends on common stock                                     (77,209)          (51,682)
                                                                   -----------       -----------
                            Net cash used in
                            financing activities                       (77,209)          (51,682)
                                                                   -----------       -----------
Increase in cash and cash equivalents                                1,099,164           604,696

Cash and cash equivalents, beginning of period                       5,200,735         2,367,191
                                                                   -----------       -----------
Cash and cash equivalents, end of period                           $ 6,299,899       $ 2,971,887
                                                                   -----------       -----------

Income Taxes Paid                                                  $    12,238       $        --
                                                                   ===========       ===========

Noncash Financing Activities
           Dividends Payable                                       $   231,629       $        --
                                                                   ===========       ===========

See accompanying notes to the consolidated financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                   Notes to Consolidated Financial Statements

                               -------------------

1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 2001 Form 10-K.

2. The basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods using the treasury stock method.

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

     The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Interest is payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying consolidated balance sheets.

     Each year, the Company will make contributions to the ESOP which will be used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock will be allocated to participating employees. As of September 30, 2001 there were 199,896 shares allocated to participants.

6.   Total comprehensive income consists of:

                                                         Three Months Ended
                                                            September 30,
                                                      2001                2000
                                                    --------            --------
Net income                                          $203,691            $203,420

Accumulated other comprehensive income:

Unrealized gain on available for sale securities      10,920              18,850
                                                    --------            --------

Total comprehensive income                          $214,611            $222,270
                                                     =======            ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the three months ended September 30, 2001 were $4,585,515 as compared to $4,167,234 for the same period in 2000. The $418,281 increase in net sales for the three-month period is mainly due to increased sales of power supplies and radar transmitters. Due to successful marketing efforts with new and existing customers the Company should continue to see increased net sales levels as backlog orders are completed and shipped.

During the first quarter of fiscal 2002 gross profits as a percentage of sales decreased approximately 3.2% as compared with the first quarter of fiscal 2001. The decrease in gross profit was primarily due to higher than expected engineering development and prototype production costs. This decrease was partially offset by the increase in net sales. Management continues to evaluate the Company's workforce to insure that production and overall execution of backlog orders and additional anticipated orders are successfully performed. Present employment is 191 people.

Net income for the three months ended September 30, 2001 was $203,691 or $.20 per share compared to $203,420 or $.20 per share for the corresponding period ended September 30, 2000.

Selling, general and administrative expenses were $394,032 for the three months ended September 30, 2001, a decrease of $66,219, or 14.4%, as compared to the three months ended September 30, 2000. This decrease was primarily due to a decrease in professional fees and salaries.

Total other income for the three months ended September 30, 2001 remained relatively consistent when compared to the three months ended September 30, 2000. The Company does not believe that there is any risk associated with its investment policy, since the majority of its investments are represented by preferred equity securities and money market accounts.

The Company continues to diversify its customer base and product offerings. The backlog at September 30, 2001 was approximately $24,767,000 as compared to approximately $27,339,000 at September 30, 2000.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2001, the Company had working capital of $22.5 million compared to $22.7 million at June 30, 2001. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and short term investments.

The table below presents the summary of cash flow for the periods indicated:


                                             Three Months Ended September 30,
                                                   2001             2000
                                                   ----             ----

Net cash provided by operating activities       $1,340,440      $  800,859
Net cash used in investing activities           $ (164,067)     $ (144,481)
Net cash used in financing activities           $  (77,209)     $  (51,682)


Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities represents purchases of fixed assets. Net cash used in financing activities represents dividends on common stock.

The Company currently believes that its current cash and cash equivalent balances and the cash generated from operations will be sufficient to meet its funding requirements for the next twelve months. Management has in place a $3,000,000 line of credit to help fund further growth. For the first quarter of fiscal 2001 capital expenditures were approximately $164,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Consolidated Statements of Income the offsetting items of interest income and interest expenses relating to the ESOP. The Company has also eliminated the offsetting accruals from the Consolidated Balance Sheets.

During the three months ended September 30, 2001 and 2000, the Company did not repurchase any of its common stock. Under existing Board authorization, as of September 30, 2001, $854,860 could be utilized to repurchase the Company's common stock.


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

         None during the quarter



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

6 November 2001
---------------
     Date