Form 10-Q
period 2001-12-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 2002-02-13
CIK 33533

10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

                          Commission File Number I-4383


                         ESPEY MFG. & ELECTRONICS CORP.
           -----------------------------------------------------------
               (Exact name of registrant as specified in charter)


          NEW YORK                                    14-1387171
 ----------------------------           ---------------------------------------
 (State of Incorporation)               (I.R.S. Employer's Identification No.)


233 Ballston  Avenue,  Saratoga  Springs,  New York            12866
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code     518-584-4100
                                                   --------------------

Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as of February 13, 2002: 1,029,461.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES  [X]                NO  [  ]

                         ESPEY MFG. & ELECTRONICS CORP.

                                    I N D E X


PART I      FINANCIAL INFORMATION                                       PAGE

            Item 1  Financial Statements:

                         Consolidated Balance Sheets -
                         December 31, 2001 and June 30,  2001             1


                             Consolidated Statements of Income -
                         Three and Six Months Ended
                         December 31, 2001 and  2000                      3


                         Consolidated Statements of Cash Flows -
                         Six Months Ended December 31, 2001 and 2000      4


                         Notes to Consolidated Financial Statements       5


            Item 2  Management's Discussion and Analysis of               5
                    Financial Condition and Results of Operations


PART II     OTHER INFORMATION                                             7


            SIGNATURES                                                    7


                         ESPEY MFG. & ELECTRONICS CORP.

                           Consolidated Balance Sheets

                       December 31, 2001 and June 30, 2001
                       -----------------------------------
                                     ASSETS


                                                                            Unaudited
                                                                              2001             2001
                                                                           December 31        June 30
                                                                         --------------    --------------
CURRENT ASSETS:

          Cash and cash equivalents                                         $ 7,561,910       $ 5,200,736
          Investment securities                                                 369,600           737,600


          Trade accounts receivable, net                                      3,189,763         2,537,310
          Other receivables                                                       3,906            31,179
                                                                         --------------    --------------
                                    Total Receivables                         3,193,669         2,568,489
                                                                         --------------    --------------
          Inventories:

                  Raw materials and supplies                                  1,078,622         1,036,726
                  Work-in-process                                             4,711,769         2,658,436
                  Costs relating to contracts in process, net of advance
                    payments of $956,220 at December 31, 2001 and
                    $289,000 at June 30, 2001                                 7,753,143        11,237,515
                                                                         --------------    --------------
                                    Total Inventories                        13,543,534        14,932,677
                                                                         --------------    --------------


          Deferred income taxes                                                 134,409           145,609
          Prepaid expenses and other current assets                             233,172           151,880
                                                                         --------------    --------------

                                    Total Current Assets                     25,036,294        23,736,991
                                                                         --------------    --------------

          Property, plant and equipment, net                                  3,482,533         3,491,890
                                                                         --------------    --------------

                                    Total Assets                            $28,518,827       $27,228,881
                                                                         ==============    ==============




See accompanying notes to the consolidated financial statements.
                                                                     (Continued)
                                       1



                         ESPEY MFG. & ELECTRONICS CORP.

                     Consolidated Balance Sheets, Continued

                       December 31, 2001 and June 30, 2001
                      ------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                Unaudited
                                                                                  2001             2001
                                                                               December 31        June 30
                                                                            ---------------- ----------------
CURRENT LIABILITIES:

          Accounts payable                                                  $   1,203,705       $   334,772
          Accrued expenses:
                  Salaries, wages and commissions                                 118,743           124,081
                  Vacation                                                        322,098           345,546
                  Employees' insurance costs                                          271            61,798
                  ESOP payable                                                    269,876                --
                  Dividend payable                                                154,419                --
                  Other                                                            21,241            37,711
          Payroll and other taxes withheld and accrued                             64,313            39,397
          Income taxes payable                                                    141,633            61,440
          Deferred income taxes                                                    58,752            58,752
                                                                          ---------------   ---------------
                               Total Current Liabilities                        2,355,051         1,063,497
                                                                          ---------------   ---------------


STOCKHOLDERS' EQUITY:

          Common stock, par value .33-1/3 per share.
          Authorized 10,000,000 shares;
          Issued 1,514,937 shares on December 31, 2001 and June 30, 2001,
              outstanding 1,029,461 on December 31, 2001 and June 30, 2001        504,979           504,979

          Capital in excess of par value                                       10,496,287        10,496,287
          Accumulated other comprehensive loss                                    (29,481)          (50,281)


          Retained earnings                                                    24,584,831        24,607,239
                                                                         ----------------   ---------------
                                                                               35,556,616        35,558,224

          Less Common stock subscribed                                         (1,675,987)       (1,675,987)

          Cost of 485,476 shares on December 31, 2001 and
              June 30, 2001 of common stock in treasury                        (7,716,853)       (7,716,853)
                                                                          ---------------   ---------------
                               Total Stockholders' Equity                      26,163,776        26,165,384
                                                                          ---------------   ---------------
                                        Total Liabilities And
                                        Stockholders' Equity                  $28,518,827      $ 27,228,881
                                                                          ===============   ===============



        See accompanying notes to the consolidated financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                        Consolidated Statements of Income

              Three and Six Months Ended December 31, 2001 and 2000
              -----------------------------------------------------


                                                         Unaudited                    Unaudited
                                                       Three Months                   Six Months
                                                    2001          2000            2001           2000
                                                --------------------------   ----------------------------
Net Sales                                       $ 5,199,517   $ 4,184,993      $ 9,785,032   $ 8,352,228

Cost of sales                                     4,605,948     3,295,985        8,583,878     6,774,958
                                                ------------  ------------     ------------  ------------
       Gross profit                                 593,569       889,008        1,201,154     1,577,270

Selling, general and
   administrative expenses                          527,101       543,992          921,134     1,004,244
                                                ------------  ------------     ------------  ------------
       Operating income                              66,468       345,016          280,020       573,026
                                                ------------  ------------     ------------  ------------

Other income

       Interest and dividend income                  48,726        68,556          115,205       133,746
       Sundry income                                  1,940         8,499           12,895        25,624
                                                ------------  ------------     ------------  ------------
                                                     50,666        77,055          128,100       159,370
                                                ------------  ------------     ------------  ------------

Income before income taxes                          117,134       422,071          408,120       732,396

Provision for income taxes                           35,135       152,802          122,431       259,708
                                                ------------  ------------     ------------  ------------


                  Net Income                    $    81,999   $   269,269      $   285,689   $   472,688
                                                ============  ============     ============  ============

Income per share:

Basic and dilutive
   income per share                             $       .08   $       .26      $       .28   $       .46
                                                ------------  ------------     ------------  ------------


Weighted average common
   shares outstanding

           Basic                                  1,029,461      1,032,996       1,029,461     1,033,314
           Diluted                                1,034,640      1,035,399       1,033,658     1,035,494
                                                ===========   ============     ============  ============




See accompanying notes to the consolidated financial statements


                         ESPEY MFG. & ELECTRONICS CORP.
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2001 and 2000

                                                                                             Unaudited
                                                                                             December 31,
                                                                                        2001               2000
                                                                                     -----------        -----------
Cash Flows From Operating Activities:

       Net income                                                                    $   285,689        $   472,688

       Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation                                                                      247,505            345,273
       (Gain)/Loss on disposal of assets                                                     250            (14,721)
       Deferred income tax benefit                                                           872                 --
       Changes in assets and liabilities:
              Decrease (Increase) in receivables                                        (625,180)           960,219
              Decrease (Increase) in inventories                                       1,389,143           (844,910)
              Decrease (Increase) in prepaid expenses and other current assets           (81,292)            44,294
              Increase (Decrease) in accounts payable                                    868,933           (204,395)
              Decrease in accrued salaries, wages and commissions                         (5,338)           (53,421)
              Increase (Decrease) in accrued employee insurance costs                    (61,527)            50,191
              Increase (Decrease) in other accrued expenses                              (16,470)            10,254
              Increase (Decrease) in vacation accrual                                    (23,448)             5,117
              Increase in payroll & other taxes withheld and accrued                      24,916             38,346
              Increase in income taxes payable                                            80,193            118,398
              Increase in ESOP payable                                                   269,876            275,129
                                                                                     -----------        -----------
                      Net cash provided by
                      operating activities                                             2,354,122          1,202,462
                                                                                     -----------        -----------
Cash Flows From Investing Activities:

       Proceeds from maturity of investment securities                                   399,128                 --
       Additions to property, plant & equipment                                         (238,448)          (268,397)
       Proceeds on Sale of Assets                                                             50             14,750
                                                                                     -----------        -----------
                      Net cash provided by (used in)
                      investing activities                                               160,730           (253,647)
                                                                                     -----------        -----------
Cash Flows From Financing Activities:

       Dividends paid on common stock                                                   (153,678)           (51,682)
       Purchase of treasury stock                                                             --            (70,891)
                                                                                     -----------        -----------
                      Net cash used in
                      financing activities                                              (153,678)          (122,573)
                                                                                     -----------        -----------
Increase in cash and cash equivalents                                                  2,361,174            826,242

Cash and cash equivalents, beginning of period                                         5,200,736          2,367,191
                                                                                     -----------        -----------
Cash and cash equivalents, end of period                                             $ 7,561,910        $ 3,193,433
                                                                                     ===========        ===========
Income Taxes Paid                                                                    $    42,238        $   135,000
                                                                                     ===========        ===========
Noncash Financing Activities
       Dividend payable                                                              $   154,419        $    51,682
                                                                                     ===========        ===========

See accompanying notes to the consolidated financial statements

                         ESPEY MFG. & ELECTRONICS CORP.

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 2001 Form 10-K.

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

5.   In fiscal 1989 the Company  established an Employee Stock  Ownership a Plan
     (ESOP) for eligible non-union employees. The ESOP used the proceeds of loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. As of December 31, 2001 there were 199,876 shares allocated to participants.

6.   Total comprehensive income consists of:

                                                       Three Months Ended            Six Months Ended
                                                          December 31,                 December 31,
                                                      2001           2000           2001           2000
                                                    --------       --------       --------       --------
Net income                                          $ 81,999       $269,269       $285,689       $472,688

Other comprehensive income                             9,880         14,950         20,800         33,800
                                                    --------       --------       --------       --------
Total comprehensive income                          $ 91,879       $284,219       $306,489       $506,488
                                                    ========       ========       ========       ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the six months ended December 31, 2001, (fiscal 2002) were $9,785,032 as compared to $8,352,228 for the same period in 2000, a 17% increase. Net sales for the three months ended December 31, 2001 were $5,199,517 as compared to $4,184,993 for the same period in 2000, a 24% increase. The Company's increase in sales for the three and six month periods ended December 31, 2001, as compared to December 31, 2000, is due to an increase in antenna, radar transmitter, and transmitter component shipments.

During the first six months of fiscal 2002 gross profits as a percentage of sales decreased approximately 6.6% as compared with the first six months of fiscal 2001. For the three months ended December 31, 2001 gross profit as a percentage of sales decreased 33% as compared to the same period in 2000.

Net income for the six months ended December 31, 2001 was $285,689 or $.28 per share compared to $472,688 or $.46 per share for the corresponding period ended December 31, 2000. For the three months ended December 31, 2001 net income was $81,999 or $.08 per share compared to $285,689 or $.28 per share for the same period in 2000.

The decrease in gross profit and net income for the three and six-month periods ended December 31, 2001, was a result of the Company investing engineering resources in several new customer specific programs and products. These engineering and prototype developmental expenditures, which have a negative impact on current operations, in management's estimate, should improve the operating results of the Company when future production orders are received. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at December 31, 2001 was 190 people compared to December 31, 2000 when 222 people were employed.

The backlog at December 31, 2001 was approximately $25.9 million as compared to $25.8 at December 31, 2000. New orders for the six-month period ended December 31, 2001 were approximately $8.2 million.


Selling, general and administrative expenses were $921,134 for the six months ended December 31, 2001, a decrease of $83,110 as compared to the six months ended December 31, 2000. The decrease is primarily due to a decrease in employees, selling expenses and professional fees.

Other income for the three and six months ended December 31, 2001 decreased as compared to the three and six months ended December 31, 2000 due to lower interest income for both periods. The Company does not believe there is any significant risk associated with its investment policy, since a majority of the investments are represented by preferred equity securities and a money market account.

Liquidity and Capital Resources

As of December 31, 2001, the Company had working capital of $22.7 million compared to $21.6 million at December 31, 2000. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and short term investments.


The table below presents the summary of cash flow for the periods indicated:

                                                             Six Months Ended December 31,
                                                                2001             2000
                                                            -------------    -------------
Net cash provided by operating activities                  $ 2,354,122       $ 1,202,462
Net cash provided by (used in) investing activities            160,730          (253,647)
Net cash (used in) financing activities                       (153,678)         (122,573)


Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable. The increase in net cash provided by (used in) investing activities is due to the sale of an investment security in 2001. The increase in net cash used in financing activities is due to an increase in dividends paid on common stock.

The Company currently believes that the cash generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements. Management, if necessary, has at its disposal a $3,000,000 line of credit to help fund further growth. For the first half of fiscal 2002 capital expenditures were approximately $238,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Consolidated Statements of Income the offsetting items of interest income and interest expenses relating to the ESOP.

During the six months ended December 31, 2001 the Company did not repurchase shares of its common stock. Under existing Board authorizations, as of December 31, 2001, $854,860 could be utilized to repurchase the Company's common stock.


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

                         ESPEY MFG. & ELECTRONICS CORP.

                    PART II: Other Information and Signatures


Item 4. Submission of Matters to a Vote of Security Holders

          a)   The  Company's  Annual  Meeting  of  Shareholders   (the  "Annual
               Meeting") was held on December 7, 2001.

          b)   Proxies  for  the  Annual  Meeting  were  solicited  pursuant  to
               Regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management's nominees listed in the proxy statement. All two nominees listed in the proxy statement were elected.

          c) The following matters were voted upon at the annual meeting: The election of two Class B directors. The votes were cast as follows:

                    Nominee:                         Shares Voted For:
                    -------------                    -----------------------
                    William Greene                   873,097
                    Symour Saslow                    897,860

                   Ratification of PricewaterhouseCoopers LLP, as independent auditors for the Corporation for the fiscal year ending June 30, 2002. The votes were cast as follows:

                    Shares IN FAVOR                  999,230
                    Shares AGAINST                   2,600
                    ABSTENTIONS                      900
                    ------------------------------------------------------------

Item-5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        Report on Form 8-K
        Form 8-K filed November 9, 2001 announcing the death of a director.




                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ESPEY MFG. & ELECTRONICS CORP.


                                                 /s/ Howard Pinsley
                                                 ------------------------------
                                                 Howard Pinsley, President and
                                                 Chief Executive Officer

                                                 /s/ David O'Neil
                                                 ------------------------------
                                                 David O'Neil, Treasurer and
                                                 Principal Financial Officer

13 February 2001
----------------
 Date