Form 10-Q
period 2002-03-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 2002-05-09
CIK 33533

5/8/02  11:36 AM

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2002

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
                                                     ---------------------------

Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as of May 4, 2002: 1,032,961.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  [X]              NO [_]

                         ESPEY MFG. & ELECTRONICS CORP.

                                    I N D E X

PART I     FINANCIAL INFORMATION                                          PAGE

           Item 1     Financial Statements:

                           Consolidated Balance Sheets -
                           March 31, 2002 and June 30, 2001                 1


                           Consolidated Statements of Income -
                           Three and Nine Months Ended
                           March 31, 2002 and 2001                          3


                           Consolidated Statements of Cash Flows -
                           Nine Months Ended March 31, 2002 and 2001        4


                           Notes to Consolidated Financial Statements       5

           Item 2     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.        6


PART II    OTHER INFORMATION                                                9

           SIGNATURES                                                       9

                         ESPEY MFG. & ELECTRONICS CORP.

                           Consolidated Balance Sheets

                        March 31, 2002 and June 30, 2001
                      ------------------------------------
                                   A S S E T S


                                                          Unaudited
                                                             2002               2001
                                                           March 31           June 30
                                                         -----------        -----------

CURRENT ASSETS:

Cash and cash equivalents                                $ 9,474,734        $ 5,200,736
Investment securities                                        352,000            737,600
Trade accounts receivable, net                             2,409,848          2,537,310
Other receivables                                             18,347             31,179
                                                         -----------        -----------
                          Total Receivables                2,428,195          2,568,489
                                                         -----------        -----------
Inventories:

        Raw materials and supplies                         1,226,228          1,036,726
        Work-in-process                                    4,400,461          2,658,436
        Costs relating to contracts in
              process, net of advance payments of
              $2,194,269 at March 31, 2002 and
              $289,000 at June 30, 2001                    6,577,601         11,237,515
                                                         -----------        -----------

                          Total Inventories               12,204,290         14,932,677
                                                         -----------        -----------

Deferred income taxes                                        140,569            145,609
Prepaid expenses and other current assets                    247,018            151,880
                                                         -----------        -----------

                          Total Current Assets            24,846,806         23,736,991
                                                         -----------        -----------

Net property, plant and equipment                          3,391,411          3,491,890
                                                         -----------        -----------

                          Total Assets                   $28,238,217        $27,228,881
                                                         ===========        ===========



See accompanying notes to the consolidated financial statements

                                                                     (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.

                         March 31,2002 and June 30, 2001

                      ------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                        Unaudited
                                                                           2002                 2001
                                                                         March 31              June 30
                                                                       ------------         ------------

CURRENT LIABILITIES:

          Accounts payable                                             $    562,575         $    334,772
          Accrued expenses:
              Salaries, wages and commissions                                84,304              124,081
              Employees' insurance costs                                      6,366               61,798
              Vacation                                                      348,874              345,546
              ESOP payable                                                  404,814                 --
              Dividends payable                                              77,209                 --
              Other                                                          34,022               37,711
          Payroll and other taxes withheld and accrued                       30,423               39,397
          Income taxes payable                                              232,773               61,440
          Deferred income taxes                                              58,752               58,752
                                                                       ------------         ------------
                               Total Current Liabilities                  1,840,112            1,063,497




STOCKHOLDERS' EQUITY:

          Common stock, par value .33-1/3 per share
              Authorized 10,000,000 shares; issued 1,514,937
              shares on March 31, 2002 and June 30, 2001
              Outstanding 1,031,961 and 1,029,461 on
              March 31, 2002 and June 30, 2001, respectively                504,979              504,979

          Accumulated other comprehensive loss                              (40,921)             (50,281)

          Capital in excess of par value                                 10,482,665           10,496,287

          Retained earnings                                              24,797,474           24,607,239
                                                                       ------------         ------------


          Less:  Common stock subscribed                                 (1,675,987)          (1,675,987)

                  Cost of 482,976 and 485,476 shares on
                  March 31, 2002 and June 30, 2001
                  respectively of common stock in treasury               (7,670,105)          (7,716,853)
                                                                       ------------         ------------
                               TOTAL STOCKHOLDERS' EQUITY                26,398,105           26,165,384
                                                                       ------------         ------------
                                        Total Liabilities And
                                        Stockholders' Equity           $ 28,238,217         $ 27,228,881
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


See accompanying notes to the consolidated financial statements

                         ESPEY MFG. & ELECTRONICS CORP.

                        Consolidated Statements of Income

               Three and Nine Months Ended March 31, 2001 and 2000
             ------------------------------------------------------



                                              Unaudited                               Unaudited
                                            Three Months                             Nine Months
                                       2002              2001                  2002               2001
                                    -----------------------------          -------------------------------

Net sales                           $ 4,616,587       $ 4,615,138          $ 14,401,620       $ 12,967,365
Cost of sales                         3,916,571         3,920,377            12,500,450         10,695,335
                                    -----------       -----------           -----------        -----------
         Gross profit                   700,016           694,761             1,901,170          2,272,030

Selling, general and
   administrative expenses              408,350           456,964             1,329,484          1,461,207
                                    -----------       -----------           -----------        -----------
         Operating income               291,666           237,797               571,686            810,823
                                    -----------       -----------           -----------        -----------

Other income

         Interest and
           dividend income               38,179            59,716               153,385            193,462
         Other                          (26,061)            5,575               (13,167)            31,199
                                    -----------       -----------           -----------        -----------
                                         12,118            65,291               140,218            224,661
                                    -----------       -----------           -----------        -----------

Income before income taxes              303,784           303,088               711,904          1,035,484

Provision for income taxes               91,140            97,534               213,571            357,242
                                    -----------       -----------           -----------        -----------


                  Net Income        $   212,644       $   205,554           $   498,333        $   678,242
                                    ===========       ===========           ===========        ===========

Income per share:

Basic and diluted
   income per share                 $       .20       $       .20           $       .48        $       .66
                                    -----------       -----------           -----------        -----------

Weighted average number
   of shares outstanding
         Basic                        1,029,850         1,029,461             1,029,589          1,032,048
         Diluted                      1,034,961         1,032,445             1,034,083          1,034,469
                                    ===========       ===========           ===========        ===========



See accompanying notes to the consolidated financial statements

                         ESPEY MFG. & ELECTRONICS CORP.
                      Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2001 and 2000


                                                                                     Unaudited
                                                                                     March 31,
                                                                              2002              2001
                                                                          -----------         -----------
Cash Flows From Operating Activities:

       Net income                                                         $   498,333         $   678,242

       Adjustments to reconcile net income to net cash provided by (used in)operating activities:

       Depreciation                                                           392,422             469,121
       (Gain)/loss on disposal of assets                                       27,082             (14,721)
       Deferred Income Tax Benefit                                                872                  --
       Changes in assets and liabilities:
              Decrease in receivables                                         140,292             972,737
              Decrease (Increase) in inventories                            2,728,387            (392,511)
              (Increase) Decrease in prepaid expenses
                  and other current assets                                    (95,138)             46,818
              Increase (Decrease) in accounts payable                         227,803             (25,725)
              Decrease in accrued salaries, wages
                  and commissions                                             (39,777)            (83,945)
              (Decrease)Increase in accrued employee                          (55,432)             71,479
                  insurance costs
              (Decrease) Increase in other accrued expenses                    (3,689)              4,640
              Increase in vacation accrual                                      3,329              42,131
              (Decrease) Increase in payroll & other
                  taxes withheld and accrued                                   (8,974)              4,337
              Increase in income taxes payable                                171,334             166,324
              Increase in ESOP contributions                                  404,814             409,541
                                                                          -----------         -----------
                             Net cash provided by
                             operating activities                           4,391,658           2,348,468
                                                                          -----------         -----------
Cash Flows From Investing Activities:

       Proceeds from maturity of investment securities                        399,128                  --
       Additions to property, plant & equipment                              (330,975)           (450,007)
       Proceeds on sale of assets, net                                         11,950              14,750
                                                                          -----------         -----------
                             Net cash provided by
                             (used in) investing activities                    80,103            (435,257)
                                                                          -----------         -----------
Cash Flows From Financing Activities:

       Dividends on common stock                                             (230,888)           (103,362)
       Purchase of treasury stock                                                   -             (70,891)
       Proceeds from exercise of stock options                                 33,126                   -
                                                                          -----------         -----------
                             Net cash used in
                             financing activities                            (197,762)           (174,253)
                                                                          -----------         -----------
Increase in cash and cash equivalents                                       4,273,999           1,738,958
Cash and cash equivalents, beginning of period                              5,200,735           2,367,191
                                                                          -----------         -----------
Cash and cash equivalents, end of period                                    9,474,734         $ 4,106,149
                                                                          -----------         -----------
Income Taxes Paid            $    42,238                                  $   175,000
                                                                          ===========         ===========
Noncash Financing Activities
       Dividends Payable                                                  $    77,209         $    51,473
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

     As of March 31, 2002 there were 199,876 shares allocated to participants.


6.   Total comprehensive income consists of:



                                                     Three Months Ended                Nine Months Ended
                                                          March 31,                        March 31,
                                                      2002          2001              2002          2001
                                                    --------      --------          --------      --------

Net income                                          $212,644      $205,554          $498,333      $678,242

Accumulated other comprehensive income:

Unrealized gain (loss) on
available for sale securities                        (11,440)       26,884             9,360        60,684
                                                    --------      --------         ---------      --------

Total comprehensive income                          $201,204      $232,438          $507,693      $738,926
                                                    ========      ========         =========      ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

We believe our most critical accounting policies include revenue recognition and cost estimation on our contracts.

Revenue recognition and cost estimation

A significant portion of our business is comprised of development and production contracts which are accounted for under the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Generally revenue on long-term fixed-price contracts are recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion.

Contract accounting requires judgment relative to estimating costs and making assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of contract costs could be recorded if different assumptions were used in the estimation of cost at completion. When a change in contract value or estimated cost is determined, changes are reflected in current period earnings.

Results of Operations

Net sales for the nine months ended March 31, 2002, (fiscal 2002) were $14,401,620 as compared to $12,967,365 for the same period in 2001, an 11% increase. Net sales for the three months ended March 31, 2002 were $4,616,587 as compared to $4,615,138 for the same period in 2001. The Company's increase in sales for the three and nine month periods ended March 31, 2002, as compared to March 31, 2001, is due to an increase in antenna, radar transmitter, and transmitter component shipments.

During the first nine months of fiscal 2002 gross profits as a percentage of sales decreased approximately 4.3% as compared with the first nine months of fiscal 2001. For the three months ended March 31, 2002 gross profit remained consistent as compared to the same period in 2001.

Net income for the nine months ended March 31, 2002 was $498,333 or $.48 per share compared to $678,242 or $.66 per share for the corresponding period ended March 31, 2001. For the three months ended March 31, 2002 net income increased nominally as compared to the same period in 2001.

The decrease in gross profit and net income for the nine-month period ended March 31, 2002, was a result of the Company investing engineering resources in several new customer specific programs and products. These engineering and prototype developmental expenditures, which have a negative impact on current operations, in management's estimate, should improve the operating results of the Company when future production orders are received. Gross profit and net income for the three-month period ended March 31, 2002 as compared to the same period last year remained relatively consistent with slight increases in both categories. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed in a cost effective manner. Employment at March 31, 2002 was 189 people compared to March 31, 2001 when 217 people were employed.

The backlog at March 31, 2002 was approximately $ 26,212,000, an increase of approximately $1 million from the prior year. Management continues to market the engineering capabilities and products of the Company. New orders for the quarter totaled approximately $5 million.

Selling, general and administrative expenses were $1,329,484 for the nine months ended March 31, 2002, a decrease of $131,723, or 9.0%, as compared to the nine months ended March 31, 2001. Selling, general and administrative expenses were $408,350 for the three months ended March 31, 2002, a decrease of $48,614, or 10.6%, compared to the three months ended March 31, 2001. The decrease is primarily due to a decrease in employees, selling expenses and professional fees.

Other income for the three and nine months ended March 31, 2002 decreased as compared to the three and nine months ended March 31, 2001 due to lower interest income for both periods associated with lower interest rates and a charge for the loss on disposal of fixed assets. The Company does not believe there is significant risk associated with its investment policy, since a majority of the investments are preferred equity securities and a money market account.


Liquidity and Capital Resources

As of March 31, 2002, the Company had working capital of $ 23.0 million compared to $22.7 million at March 31, 2001. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and cash equivalents.

The table below presents the summary of cash flow for the periods indicated:

                                                        Nine Months Ended March 31,
                                                       -----------------------------
                                                         2002                 2001
                                                       --------             --------

Net cash provided by operating activities             $4,391,658          $ 2,348,468
Net cash provided by (used in) investing activities       80,103             (435,257)
Net cash used in financing activities                   (197,762)            (174,253)



Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. The decrease in net cash provided by (used in) investing activities is due to the maturity of investment securities with no offsetting purchase of new investments in the prior year. The increase in net cash used in financing activities is due to increased dividend payments offset partially by decreased treasury stock purchases.

The Company currently believes that the cash generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements. Management if necessary, has at its disposal a $3,000,000 line of credit to help fund further growth. For the first nine months of fiscal 2002 capital expenditures were approximately $331,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Consolidated Statements of Income the offsetting items of interest income and interest expense relating to ESOP.

During the nine months ended March 31, 2002 and 2001, the Company repurchased 0, and 4,170 shares respectively, of its common stock from the Company's ESOP and through other public transactions. As of March 31, 2002, under existing Board authorization, $854,859 could be utilized to repurchase shares of company stock. As of March 31, 2002, 2,500 stock options were exercised under the Company's existing stock option plan.

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

  May 9, 2002
---------------
     Date