Form 10-K
period 2002-06-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 2002-09-24
CIK 33533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10 - K


[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                    For the fiscal year ended June 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934.

          For the transition period from _____________ to _____________


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

Indicate by check mark whether the registrant (1) has filed all reports required to the filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X} Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $19,118,687 as of September 11, 2002 based upon the closing sale price of $18.48 on the American Stock Exchange on September 11, 2002.

The number of shares of common stock outstanding as of September 11, 2002 was 1,034,561.

                                     PART I
Item 1.           Business.

General

Espey Mfg. & Electronics Corp. (the "Company") is engaged principally in the development, design, production and sale of specialized electronic power supplies, a wide variety of transformers and other types of iron-core components, and electronic system components. In some cases, the Company manufactures such products in accordance with pre-developed mechanical and electrical requirements. In other cases, the Company is responsible for both the overall design and manufacture of the product. The Company does not generally manufacture standardized components. The Company operates a one-segment business and was incorporated in 1928.

The electronic power supplies and components manufactured by the Company find application principally in (i) shipboard and land based radar, (ii) locomotives,
(iii) aircraft, (iv) short, medium range and global communication systems, (v) navigation systems for aircraft, (vi) land based military vehicles.

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

In the fiscal year ended June 30, 2002 (referred to herein as "2002"), the Company's total sales were $18,405,213. Sales to two domestic customers and one foreign customer accounted for 26%, 21% and 14% and 40%, 20%, and 12%, of total sales in 2002 and 2001, respectively. Sales to two domestic customers accounted for 30% and 26% respectively, of total sales in 2000.

Export sales in 2002, 2001 and 2000 were approximately  $6,600,000,  $8,700,000, and $4,200,000, respectively. The Company has a foreign sales corporation.

Sources of Raw Materials

The Company has never experienced any significant delay or shortage with respect to the purchase of raw materials and components used in the manufacture of its products, and has at least two potential sources of supply for a majority of its raw materials. However, certain components used in our products are available from only a limited number of sources, and other components are only available from a single source. Despite the risk associated with limited or single source suppliers, the benefits of higher quality goods and timely delivery minimize and often limit any potential risk and can eliminate problems with part failures during production.

Sales Backlog

At September 11, 2002, the Company's backlog was approximately $28.5 million. The total backlog at June 30, 2002 was approximately $24.6 million as compared to approximately $27.5 million at June 30, 2001. The Company's backlog is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

It is presently anticipated that a minimum of $19 million of orders comprising the June 30, 2002 backlog will be filled during the fiscal year ending June 30, 2003. The minimum of $19 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2003. The estimate of the June 30, 2002 backlog to be shipped in fiscal 2003 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

Marketing and Competition

The Company markets its products primarily through its own direct sales organization. Business is solicited from large industrial manufacturers and defense companies, United States and foreign governments and major foreign electronic equipment companies. In certain countries the Company has external sales representatives to help solicit and coordinate foreign contracts. The
Company is also on the eligible list of contractors of many agencies of the Department of Defense and generally is automatically solicited by such agencies for procurement needs falling within the major classes of products produced by the Company. In addition, the Company directly solicits bids from both the Department of Defense and other United States Government agencies for prime contracts.

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

Research and Development

The Company's expenditures for research and development were approximately $335,000, $249,000, and $255,000 in 2002, 2001 and 2000, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvement of existing products.

Employees

The number of persons employed by the Company as of September 11, 2002 was 188. Some of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. The current collective bargaining agreement expires on June 30, 2003. The contract includes a 3% pay increase in fiscal 2003. Relations with the Union are considered good. Union membership at September 11, 2002 was 76 people.

Government Regulations

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in 2002, and the Company believes will not in fiscal year 2003 have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Item 2.           Properties

The Company's manufacturing and engineering facilities are at its plant in Saratoga Springs, New York.

The Saratoga Springs plant, which the Company owns, consists of various adjoining one-story buildings. The plant has a sprinkler system throughout and contains approximately 151,000 square feet of floor space, of which 90,000 is used for manufacturing, 24,000 for engineering, 33,000 for shipping and climatically secured storage, and 4,000 for offices. The offices, engineering and some manufacturing areas are air-conditioned. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, plating, impregnation and spray-painting operations. The manufacturing operation also includes a complete machine shop, with welding and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. In addition to meeting all of the Company's in-house needs, the plating, machine shop and environmental facilities are available to other companies on a contract basis.

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

                                                                PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters.

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the American Stock Exchange, the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

         2002                             High                        Low
         First Quarter                    18.98                      17.40
         Second Quarter                   20.99                      18.45
         Third Quarter                    20.49                      19.50
         Fourth Quarter                   20.14                      19.90

         2001                             High                        Low
         First Quarter                    17.50                      14.00
         Second Quarter                   17.938                     15.875
         Third Quarter                    19.50                      16.625
         Fourth Quarter                   18.16                      17.60

Holders

The approximate number of holders of record of the common stock was 150 on September 11, 2002 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid a cash dividend on the common stock of $.30, $.20 and $.20 per share for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The Board of Directors has authorized the payment of a fiscal 2003 first quarter dividend of $.075 payable September 30, 2002.

Item 6. Selected Financial Data.



                                                             ESPEY MFG. & ELECTRONICS CORP.
                                                             Five Years Ended June 30, 2002
                                      -----------------------------------------------------------------------------
Selected Income Statement Data            2002             2001            2000             1999           1998
                                      ------------     ------------    ------------     ------------    -----------

Net Sales........................      $ 18,405,213     $ 17,251,640    $ 14,719,818    $ 13,629,692    $ 10,793,572
Operating Income (loss)..........           549,139        1,169,271         733,617         690,839      (1,750,663)
Other income, net................           179,615          305,833         459,326         441,762         595,691
Net income (loss)................           545,754        1,033,069         782,943         730,601        (739,602)
Income (loss) per common share:..      $        .53     $       1.00    $        .75    $        .66    $       (.67)
                                       ============     ============    ============    ============    ============

Selected Balance Sheet Data

Current Assets...................        25,035,574       23,736,991      22,540,316      22,091,114      21,309,658
Current Liabilities..............         1,305,384        1,063,497       1,329,171       1,274,126         883,980
Working Capital..................        23,730,190       22,673,494      21,211,145      20,816,988      20,425,678
Total Assets.....................        28,359,826       27,228,881      26,118,037      25,394,712      24,574,108

Stockholders' equity.............        27,054,442       26,165,384      24,788,866      24,120,586      23,690,128
Cash dividends declared and
paid per common share............      $        .30     $        .20    $        .20    $        .20    $        .70
                                       ============     ============    ============    ============    ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales for fiscal years ended June 30, 2002, 2001, and 2000, were $18,405,213, $17,251,640, and $14,719,818, respectively. The 6.7% increase in sales in 2002 as compared to 2001, is the result of a strong sales order backlog. The Company continues to realize the benefits of increased business with existing customers as well as establishing new customer relationships. These relationships have provided for the continued increase in sales that has occurred over the last five years. The sales backlog at June 30, 2002 was approximately $24.6 million. The backlog includes significant orders for land and shipboard high voltage radar power supply/transmitters, industrial power supplies, and significant contracts to manufacture certain customer products in accordance with pre-engineered requirements. The increase in net sales in 2001 as compared to 2000 was also a result of an increased sales order backlog which allowed the Company to ship significantly more in 2001. Significant shipments in 2001 and 2000 included high voltage radar power supply/transmitters, radar repair depot, and industrial power supplies.

Net income for fiscal 2002, was $545,754 or $.53 per share compared to $1,033,069 or $1.00 per share for fiscal 2001. The decrease in income per share was due to increased expenditures made on engineering development contracts. These contracts are for the development of new technologies which, if successful, should significantly enhance the Company's power supply product offerings and operating income in the future. The decrease in earnings was partially offset by enhanced internal cost controls, which resulted in lower selling, general and administrative expenses. Net income for fiscal 2001, was $1,033,069 or $1.00 per share compared to a net income of $782,943 or $.75 per share for fiscal 2000. The net income increase in 2001 was due to increased net sales and a favorable product mix.

For fiscal years ended June 30, 2002, 2001 and 2000 gross profits were $2,300,994 $3,061,730, and $2,735,934, respectively. The decrease in gross profit between 2002 and 2001 was due to increased expenditures made on engineering development contracts as discussed above. The increase in gross profit between 2001 and 2000, was predominately due to increased efficiency in the manufacturing and engineering workforces and an increase in net sales.

Selling, general and administrative expenses were $1,751,855 for the fiscal year ended June 30, 2002, a decrease of $140,604, or 7.4% as compared to the prior year. This decrease is mainly attributable to an overall decrease in travel, freight and labor costs caused by a decrease of approximately five full-time equivalent employees. Selling, general and administrative expenses were $1,892,459 for the year ended June 30, 2001, a decrease of $109,858, or 5.5% as compared to the prior year. The decrease is primarily related to a decrease in professional fees, officers salaries and employment-related expenses.

Total other income in fiscal 2002, as compared to 2001 declined as expected as interest rates continued to offer lower returns in fiscal 2002. Total other income in fiscal 2001, as compared to 2000 declined as expected as interest rates declined continuously in fiscal 2001.

Business Outlook

The Company continues to increase net sales while also maintaining a sizable sales backlog. The sales backlog of $28.5 million as of September 11, 2002 gives the Company a solid base to grow from. In addition to the backlog, the Company currently has outstanding quotations in excess of $16 million for both repeat and new programs. The Company has received major contracts for pre-engineered hardware. The Company also expects to receive substantial orders for spare parts on the various types of transmitters which are already in the field, a number of contracts for further development and manufacture of numerous power supplies, transformers and additional contracts for pre-engineered hardware.

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

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past three fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last three fiscal years. Management has available a $3,000,000 uncommitted line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future.

The Company's working capital as of June 30, 2002, 2001, and 2000 was $23,730,190, $22,673,494, and $21,211,145, respectively. During 2002, 2001 and
2000 the Company repurchased 0, 4,170, and 30,027 shares, respectively, of its common stock from the Company's ESOP and in other private and public transactions, for a total purchase price of $0, $70,891, and $403,472 respectively. Under existing authorizations from the Company's Board of Directors, as of September 11, 2002, management is authorized to purchase an additional $854,860 of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

                                                       2002           2001
                                                    -----------    -----------

Net cash provided by operating activities...........$ 3,656,911    $ 3,073,481
Net cash provided by investing activities...........    576,916         37,263
Net cash used in financing activities ..............    241,601        277,200

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchases of inventory, level of sales and payments of accounts payable. Net cash provided by investing activities increased in fiscal 2002 due to the sale of an investment security with no offsetting purchase. The decrease in cash used in financing activities is due to the decrease in the amount of treasury stock purchased during 2002 as compared to 2001, which was partially offset by the increased payment of dividends and cash received from the exercise of stock options.

The Company believes that the cash generated from operations and when necessary, from existing cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

Management believes that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company does business. The amount of bad debts over the years has been minimal.

During fiscal year 2002, and 2001, the Company expended approximately $394,000 and $537,000, respectively, for plant improvements and new equipment. The Company has budgeted approximately $350,000 for new equipment and plant improvements in fiscal 2003. Management presently anticipates that the funds required will be available from current operations.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the consolidated financial statements. We believe our most critical accounting policies include revenue recognition and cost estimation on our contracts.

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

Each year the Company makes contributions to the ESOP, which are used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock is allocated to participating employees. As of June 30, 2002, there were 220,888 shares allocated to participants. Dividends attributable to allocated shares were likewise allocated to the participants' accounts, whereas the dividends on unallocated shares were used in part of the loan repayment, thus reducing the Company's required contribution.

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

Item 8.           Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders of Espey Mfg. & Electronics Corp. and Subsidiary:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. and Subsidiary at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Albany, New York
August 5, 2002


Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2002 and 2001
--------------------------------------------------------------------------------
                                                                                    2002                 2001
                                                                                ------------         ------------
ASSETS
Current assets:
         Cash and cash equivalents ......................................       $  9,192,962        $  5,200,736
         Investment securities ..........................................            368,000             737,600
                                                                                 ------------        ------------
                           Cash and cash equivalents
                           and investment securities ....................          9,560,962           5,938,336
                                                                                 ------------        ------------
         Trade accounts receivable, net .................................          2,409,706           2,537,310
         Other receivables ..............................................             13,413              31,179
                                                                                 ------------        ------------
                           Total receivables ............................          2,423,119           2,568,489
                                                                                 ------------        ------------

         Inventories:
                  Raw materials and supplies ............................          1,424,278           1,036,726
                  Work in Process .......................................          4,298,988           2,658,436
                  Costs related to contracts in process,
                  net of progress payments of $2,194,269
                  in 2002 and $289,000 in 2001 ..........................          7,017,529          11,237,515
                                                                                 ------------        ------------
                           Total inventories ............................         12,740,795          14,932,677
                                                                                 ------------        ------------
         Deferred income taxes ..........................................             85,773             145,609
         Prepaid expenses and other current assets ......................            198,061             151,880
                                                                                 ------------        ------------
                  Total current assets ..................................         25,008,710          23,736,991
                                                                                 ------------        ------------
Property plant and equipment, at cost ...................................         11,175,248          11,334,007
Less accumulated depreciation ...........................................         (7,850,996)         (7,842,117)
                                                                                 ------------        ------------
         Net property, plant and equipment ..............................          3,324,252           3,491,890
                                                                                 ------------        ------------
                  Total Assets ..........................................       $ 28,332,962        $ 27,228,881
                                                                                 ============        ============


LIABILITIES AND STOCKHOLDERS'EQUITY

Current Liabilities:
         Accounts payable ........................................    $    497,454     $    334,772
         Accrued expenses:
                  Salaries, wages and commissions ................          86,881          124,081
                  Vacation .......................................         398,898          345,546
                  Employee insurance costs .......................           6,887           61,798
                  Other ..........................................          41,410          37,711
         Payroll and other taxes withheld and accrued ............          37,943           39,397
         Income taxes payable ....................................          88,966           61,440
         Deferred income taxes ...................................         120,081           58,752
                                                                       ------------    ------------
                           Total current liabilities .............       1,278,520        1,063,497
                                                                       ------------    ------------
Stockholders' equity
         Common stock, par value $.33-1/3 per share
              Authorized 10,000,000 shares; Issued 1,514,937
              shares in 2002 and 2001, outstanding 1,034,561
              and 1,029,461 shares in 2002 and 2001 ..............         504,979          504,979
         Capital in excess of par value ..........................      10,465,878       10,496,287
         Accumulated other comprehensive loss ....................         (29,079)         (50,281)
         Retained Earnings .......................................      24,848,858       24,607,239
                                                                       ------------    ------------
                                                                        35,790,636      35,558,224
         Less common stock subscribed ............................      (1,117,325)      (1,675,987)
         Cost of 480,376 and 485,476 shares of
              common stock in treasury in 2002
              and 2001, respectively .............................      (7,618,869)      (7,716,853)
                                                                       ------------    ------------
                           Total stockholders' equity ............      27,054,442       26,165,384
                                                                       ------------    ------------
                           Total liabilities and
                           stockholders' equity ..................    $ 28,332,962     $ 27,228,881
                                                                      ============    ============

The accompanying notes are an integral part of the consolidated financial statements.


Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Income
Years Ended June 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------
                                                                   2002                 2001               2000
                                                               -----------          -----------        -----------

Net sales .............................................       $ 18,405,213        $ 17,251,640       $ 14,719,818
Cost of sales .........................................         16,104,219          14,189,910         11,983,884
                                                                ------------       ------------       ------------
                  Gross profit ........................          2,300,994           3,061,730          2,735,934

Selling, general and
     administrative expenses ..........................          1,751,855           1,892,459          2,002,317
                                                                ------------       ------------       ------------
                  Operating income ....................            549,139           1,169,271            733,617

Other income
                  Interest and dividend income ........            199,050             271,935            363,599
                  Other ...............................            (19,435)             33,898             95,727
                                                                ------------       ------------       ------------

                  Total other income ..................            179,615             305,833            459,326
                                                                ------------       ------------       ------------
                  Income before income taxes ..........            728,754           1,475,104          1,192,943

Provision for income taxes ............................            183,000             442,035            410,000
                                                                ------------       ------------       ------------
                  Net income ..........................       $    545,754       $  1,033,069       $    782,943
                                                                ============       ============       ============
Income per common share;
         Net income per common share -
                  basic and diluted ...................       $        .53       $       1.00       $        .75
                                                                ============       ============       ============
         Weighted average outstanding shares:
                  Basic ...............................          1,030,556           1,031,403          1,045,520
                                                                ============       ============       ============
                  Diluted .............................          1,034,904           1,033,989          1,045,520
                                                                ============       ============       ============

The accompanying notes are an integral part of the consolidated financial statements.


Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Years Ended June 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------
                                                                                         Accumulated
                                                                                            Other
                                                                         Capital in      Comprehen-
                                                                         Excess of      sive income     Retained
                                                          Common          par Value        (Loss)        Earnings
                                                       -----------       -----------    -----------     -----------
Balance at June 30, 1999                               $   504,979       $10,496,287    $   (38,175)    $23,193,297
                                                       -----------       -----------    -----------     -----------
Comprehensive income (loss):
                  Net income, 2000                                                                          782,943
                  Other comprehensive loss,
                    net of tax benefit of $39,962                                          (69,046)

Comprehensive income

Dividends paid on common stock
   $.20 per share                                                                          (208,729)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    7,922

Purchase of treasury stock

Reduction of common stock subscribed
                                                       -----------       -----------    -----------     -----------
Balance as of June 30, 2000                                504,979        10,496,287       (107,221)     23,775,433
                                                       -----------       -----------    -----------     -----------
Comprehensive income (loss):
                  Net income, 2001                                                                        1,033,069
                  Other comprehensive income,
                    net of tax benefit of $30,660                                            56,941

Comprehensive income

Dividends paid on common stock
   $.20 per share                                                                                          (206,309)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    5,043

Purchase of treasury stock

Reduction of common stock subscribed
                                                       -----------       -----------    -----------     -----------
Balance as of June 30, 2001                                504,979        10,496,287        (50,281)     24,607,239
                                                       -----------       -----------    -----------     -----------
Comprehensive income (loss):
                  Net income, 2002                                                                          545,754
                  Other comprehensive income,
                    net of tax benefit of $9,940                                             21,202

Comprehensive income

Stock option exercises                                                       (30,409)

Dividends paid on common stock
   $.30 per share                                                                                          (309,176)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    5,041

Reduction of common stock subscribed
                                                       -----------       -----------    -----------     -----------
Balance as of June 30, 2002                            $   504,979       $10,465,878    $   (29,079)    $24,848,858
                                                       ===========       ===========     ===========     ===========


                                                        Common               Treasury Stock                Total
                                                        Stock          ---------------------------     Stockholders'
                                                      Subscribed         Shares           Amount          Equity
                                                     -----------       -----------     -----------      -----------

Balance at June 30, 1999                             $(2,793,312)          451,279     $(7,242,490)     $24,120,586
                                                     -----------       -----------     -----------      -----------
Comprehensive income (loss):
                  Net income, 2000                                                                          782,943
                  Other comprehensive loss,
                    net of tax benefit of $39,962                                                           (69,046)
                                                                                                        -----------
Comprehensive income                                                                                        713,897

Dividends paid on common stock
   $.20 per share                                                                                          (208,729)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    7,922

Purchase of treasury stock                                                  30,027        (403,472)        (403,472)

Reduction of common stock subscribed                     558,662                                            558,662
                                                     -----------       -----------     -----------      -----------
Balance as of June 30, 2000                           (2,234,650)          481,306      (7,645,962)      24,788,866
                                                     -----------       -----------     -----------      -----------

Comprehensive income (loss):
                  Net income, 2001                                                                        1,033,069
                  Other comprehensive loss,
                    net of tax benefit of $30,660                                                            56,941
                                                                                                        -----------
Comprehensive income                                                                                      1,090,009

Dividends paid on common stock
   $.20 per share                                                                                          (206,309)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    5,043

Purchase of treasury stock                                                   4,170         (70,890)         (70,890)

Reduction of common stock subscribed                     558,663                                            558,663
                                                     -----------       -----------     -----------      -----------
Balance as of June 30, 2001                           (1,675,987)          485,476      (7,716,853)      26,165,384
                                                     -----------       -----------     -----------      -----------
Comprehensive income (loss):
                  Net income, 2002                                                                          545,754
                  Other comprehensive income,
                  net of tax benefit of $9,940                                                               21,202
                                                                                                        -----------
Comprehensive income                                                                                        566,956

Stock option exercises                                                      (5,100)         97,984           67,575

Dividends paid on common stock
   $.30 per share                                                                                          (309,176)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    5,041

Reduction of common stock subscribed                     558,662                                            558,662

                                                     -----------       -----------     -----------      -----------
Balance as of June 30, 2002                          $(1,117,325)          480,376     $(7,618,869)     $27,054,442
                                                     ===========       ===========     ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.


Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended June 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------
                                                                        2002               2001            2000
                                                                    ------------      ------------     ------------
Cash flows from operating activities:
     Net sales    ........................................            $545,754       $  1,033,069      $    782,943

     Adjustments to reconcile net income to net cash provided by (used in) operating activities:

           Tax effect of dividends on
              unallocated ESOP shares ....................               5,043              5,043             7,922

           Depreciation  .................................             513,470            604,988           472,149

           Gain on disposal of assets ....................              35,782             (4,272)               --

           Deferred income tax ...........................             112,097            188,709           103,600

           Change in assets and liabilities

                Decrease (increase) in trade
                  account receivables, and
                  other receivables, net .................             145,370          1,582,974           299,655

                Decrease (increase)in inventories, net....           2,191,882           (106,225)       (3,784,508)

                Decrease (increase) in prepaid
                  expenses and other current assets......              (46,181)            93,621           (13,450)

                Increase (decrease) in
                  accounts payable .......................             162,682           (206,864)          256,355

                Decrease in accrued
                  salaries, wages and commissions ........             (37,200)          (120,784)         (253,830)

                Increase (decrease) in accrued
                  employee insurance costs ...............             (54,911)            (3,396)            6,655

                Increase (decrease) in other
                  accrued expenses .......................               3,699             16,602           (37,879)

                Increase in vacation accrual .............              53,352             65,053            69,331

                Decrease in payroll and
                  other taxes withheld and accrued........              (1,454)           (12,402)          (46,675)

                Increase (decrease) in income
                  taxes payable ..........................              27,526            (62,635)           61,088
                                                                  ------------       ------------       -----------
                      Net cash provided by (used
                         in) operating activities........            3,656,911          3,073,481        (2,076,644)
                                                                  ------------       ------------       -----------


Cash flows from investing activities

     Proceeds from maturity of investment
       securities........................................              399,869                 --         2,915,161

     Additions to property, plant and
       equipment .........................................            (393,865)          (536,748)         (782,122)

     Proceeds on sale of assets ..........................              12,250             15,350                --

     Reduction of common stock subscribed ................             558,662            558,662           558,662
                                                                  ------------       ------------      ------------
                      Net cash provided by
                         investing activities ............             576,916             37,264         2,691,701
                                                                  ------------       ------------      ------------
Cash flows from financing activities

     Dividends on common stock ...........................            (309,176)          (206,309)         (208,729)

     Purchase of treasury stock .........................                   --            (70,891)         (403,472)

     Proceeds from exercise of stock options..............              67,575                 --                --
                                                                  ------------       ------------      ------------
                      Net cash used in
                         financing activities ............            (241,601)          (277,200)         (612,201)
                                                                  ------------       ------------      ------------
Increase (decrease) in cash
   and cash equivalents ..................................           3,992,226          2,833,545             2,856

Cash and cash equivalents, beginning
   of the year ...........................................           5,200,736          2,367,191         2,364,335
                                                                  ------------       ------------      ------------
Cash and cash equivalents, end
   of the year ...........................................        $  9,192,962       $  5,200,736      $  2,367,191
                                                                  ============       ============      ============
Supplemental disclosures of cash flow information:
     Income taxes paid....................................        $     62,238        $    295,000     $    237,500
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

2.   Summary of Significant Accounting Policies

     Inventory Valuation,  Cost Estimation and Revenue Recognition
     Raw materials are stated at the lower of cost or market and are valued at weighted average cost.

     Inventoried work relating to contracts in process and work in process is valued at actual production cost, including factory overhead incurred to date. Work in process represents spare units, parts and other inventory items acquired or produced to service units previously sold or to meet anticipated future orders. The cost elements of contracts in process and work in process consist of production costs of goods and services currently in process and overhead relative to those contracts where such costs are reimbursable under the terms of the contracts. Provision for losses on contracts is made when the existence of such losses becomes evident. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months.

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

     Income Taxes
     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

     Under the provisions of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, SFAS No. 109 requires that the tax benefit of tax-deductible dividends

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued

     on unallocated ESOP shares be recorded as a direct addition to retained earnings rather than as a reduction of income tax expense.

     Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks, certificates of deposit, money market accounts, and U.S. Treasury bills with original maturities of three months or less.

     Investment Securities
     The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Investment securities at June 30, 2002 and 2001 consist of corporate equity
     securities.   The  Company   classifies   corporate  equity  securities  as
     available-for-sale.

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

     Comprehensive Income
     Comprehensive income consists of net income and unrealized gains (losses) on securities available-for-sale and is presented in the Statement of Changes in Stockholders' Equity. There were no significant realized gains (losses) included in net income requiring reclassification adjustments to other comprehensive income in all years presented.

     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investment Tax Credits
     Investment tax credits are accounted for as a reduction of income tax expense in the year taxes payable are reduced.

     Reclassifications
     Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued

     Accounting Pronouncements
     During the period of June 2001 to June 2002 the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No, 144, "Accounting for Impairment or Disposal of Long-Live Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical
     Corrections as of April 2002", and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Management of the Company does not expect that the adoption of these statements will have an impact on the consolidated financial statements.


     Concentrations of Risk
     The market for our defense electronics products is largely dependent on the availability of new contracts from United States and other foreign governments to prime contractors to which we provide components. Any decline in expenditures by United States or foreign governments may have an adverse effect on our financial performance.

     Also, our international sales are denominated in United States currency. Consequently, changes in exchange rates that strengthen the United States dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitor's products.

3.   Investment Securities

     Investment securities at June 30, 2002, and 2001 consist of corporate equity securities, which are classified as available-for-sale securities, and recorded at market value. The cost, gross unrealized holding losses and fair value of available-for-sale securities at June 30, 2002 and 2001 are as follows:
                                                                         Gross
                                                                      Unrealized
   Year             Type                Cost        Holding Loss      Fair Value
   -----            -----              -----      ---------------     ----------

   2002      Corporate Equities      $ 419,005        $  51,005       $ 368,000

   2001      Corporate Equities      $ 819,005        $  81,405       $ 737,600

     The change in  unrealized  holding  loss on available  for sale  investment securities net of tax was $20,460 and $56,940 in 2002 and 2001, respectively. During 2002, the Company sold an equity security with a cost basis of $400,000 for $399,128 in net proceeds.

4.   Contracts in Process

     Contracts in process at June 30, 2002 and 2001 are as follows:

                                                   2002                 2001
                                               -------------        ------------

        Gross contract value                    $ 24,644,653        $ 27,446,185

        Costs related to contracts in process,
        net of progress payments of $ 2,194,269
        in 2002 and $289,000 in 2001            $  7,017,529        $ 11,237,515

     Included in costs relating to contracts in process at June 30, 2002 and 2001 are costs of $1,999,616 and $1,693,364, respectively, relative to contracts that may not be completed within the ensuing year. Under the unit-of-delivery method, the related sale and cost of sales will not be reflected in the statement of income until the units under contract are shipped.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.   Property, Plant and Equipment

     A summary of the original cost of property, plant and equipment at June 30, 2002 and 2001 is as follows:

                                                    2002                2001
                                                ------------        ------------

        Land                                    $     45,000        $     50,000
        Building and improvements                  3,813,343           3,895,524
        Machinery and equipment                    7,011,192           7,031,298
        Furniture, fixtures and office equipment     305,713             357,185
                                                ------------        ------------
                                                $ 11,175,248        $ 11,334,007
                                                ============        ============

     Estimated useful lives of depreciable assets are as follows:

        Buildings and improvements                                 10 - 25 years
        Machinery and equipment                                     3 - 10 years
        Furniture, fixtures and office equipment                        10 years

6.   Line of credit

     At June 30, 2002, the Company has an available uncommitted Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest at the borrower's choice of (I) prime minus .75% or (II) LIBOR plus 1.80% for periods of 1, 2, or 3 months. Any borrowing under the line of credit will be collateralized by accounts receivable. As of June 30, 2002 there were no borrowings outstanding under this agreement.

7.   Research and Development Costs

     Research and development costs charged to cost of sales during the years ended June 30, 2002, 2001 and 2000 were approximately $335,000, $249,000, and $255,000, respectively.

8.   Pension Expense

     Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions are based upon hours worked at a specified rate and amounted to $83,778 in 2002, $92,662 in 2001, and $88,660 in 2000.

9.   Provision (Benefit) for Income Taxes

     A summary of the components of the provision (benefit) for income taxes for the years ended June 30, 2002, 2001 and 2000 is as follows:

                                                     2002          2001          2000
                                                  ---------     ---------     ---------
        Current tax expense (benefit)-federal    $  49,653     $ 257,400     $ 295,400
        Current tax expense - state                  1,383        17,000        11,000
        Deferred tax expense (benefit)             131,964       167,635       103,600
                                                  ---------     ---------     ---------
                                                 $ 183,000     $ 442,035     $ 410,000
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

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.   Provision (Benefit) for Income Taxes, Continued

     The combined U.S. federal and state effective income tax rates of 25%, 30.0%, and 34.4% for 2002, 2001 and 2000 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:


                                                             2002         2001          2000
                                                            ------       ------        ------
        U.S. federal statutory income tax rate                34.0%        34.0%        34.0%
        Increase (reduction) in rate
             resulting from:
                 Dividends received deduction                 (1.0)        (0.8)        (1.2)
                 State franchise tax, net of federal
                      income tax benefit                       1.1          1.4          1.7
                 Foreign sales corporation benefit            (7.3)        (4.7)        (1.0)
                 Other                                        (1.7)          .1           .9
                                                            ------       ------         ------
        Effective tax rate                                    25.1%        30.0%        34.4%
                                                             ======       ======        ======


     For the years ended June 30, 2002 and 2001 deferred income tax expense of $131,964 and $167,635, respectively, result from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2002 and 2001 are presented as follows:


                                                                                    2002            2001
                                                                                  --------        --------
        Deferred tax assets:
            Inventory - differences in valuation methods ..................      $    --         $ 30,120
            Unrealized loss on available-for-sale
                 investment securities ....................................        20,102           9,302
            Common stock subscribed - due to difference
                 in interest recognition ..................................       255,983         343,811
            Non-deductible accruals .......................................        92,354         125,699
            Other .........................................................        18,353          19,821
                                                                                 --------        --------
                          Total deferred tax assets .......................       386,792         528,753
                                                                                 --------        --------
        Deferred tax liabilities:
            Property, plant and equipment - principally due
                 to differences in depreciation methods ...................       376,064         402,563
            Inventory - effect on uniform capitalization ..................        45,036          39,333
                                                                                 --------        --------
                          Total deferred tax liabilities ..................       421,100         441,896
                                                                                 --------        --------
        Net deferred tax (liability) asset ................................      $(34,308)       $ 86,857
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

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.  Significant Customers

     A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customers and one foreign customer accounted for 26%, 21%, and 14%, respectively, of total sales in 2002. Sales to two domestic customers and one foreign customer accounted for 40%, 20%, and 12%, respectively, of total sales in 2001. Sales to two domestic customers accounted for 30% and 26% respectively, of total sales in 2000.

     Export  sales  aggregated  approximately  $  6,600,000,   $8,700,000,   and
     $4,200,000, for the years ended June 30, 2002, 2001 and 2000, respectively.

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

     If a 15% or larger shareholder should engage in certain self-dealing transactions or a merger with the Company in which the Company is the surviving corporation and its shares of common stock are not changed or converted into equity securities of any other person, or if any person were to become the beneficial owner of 15% or more of the Company's common stock, then each right not owned by such shareholder or related parties of such shareholder (all of which will be void) will entitle its holder to purchase, at the right's then current exercise price, shares of the Company's common stock having a value of twice the right's exercise price. In addition, if the Company is involved in any other merger or consolidation with, or sells 50% or more of its assets or earning power to, another person, each right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a value of twice the right's exercise price.

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

12.  Employee Stock Ownership Plan

     In 1989, the Company established an Employee Stock Ownership Plan (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 in 1989 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Since inception of the Plan, the ESOP has sold or distributed 83,653 shares of the Company's common stock to pay benefits to participants. At June 30, 2002 and 2001, the ESOP held a total of 262,912 and 271,932 shares, respectively, of the Company's common stock, of which 220,888 and 208,896 shares, respectively, were allocated to participants in the Plan.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.  Employee Stock Ownership Plan, Continued

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

     Each year, the Company makes contributions to the ESOP which are used to make loan payments. With each loan payment, a portion of the common stock is allocated to participating employees. For the periods ended June 30, 2002 and 2001, 21,012 shares were allocated to participants. In 2002, the Company's required contribution of $1,039,605 was reduced by $18,911, which represents the dividends paid on unallocated ESOP shares. The resulting payment of $1,020,694 includes $539,752 classified as compensation expense. In 2001, the Company's required contribution of $1,039,605 was reduced by $16,809, which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $1,022,796 includes $541,853 classified as compensation expense. In 2000, the Company's required contribution of $1,039,605 was reduced by $21,012, which represents the dividends paid on unallocated ESOP shares. The resulting payment of $1,018,593 includes $537,650 classified as compensation expense. All shares purchased by the ESOP are considered to be outstanding for the income per share computations.

13.  Stock Options

     During fiscal 2000, the Board of Directors and shareholders approved the 2000 Stock Option Plan (the Plan). Under the Plan, incentive and non-qualified stock options will be granted to purchase shares of common stock of the Company. As of June 30, 2002, the Plan was authorized to issue options to purchase 113,500 shares of the Company's common stock with a maximum of 15,000 shares in any one year.

     Options granted under the Plan have been granted at not less than the fair market value at the grant date and vest over a period of two years.

     Information concerning the plans incentive and non-qualified stock options is as follows:


                                                  Option                       Option Price
                                                  Shares                         Per Share
     --------------------------------------------------------------------------------------
     June 30, 1999                                    0                           $0.00
     --------------------------------------------------------------------------------------
     Options granted                             11,500                           13.25
     Options canceled                              (800)                          13.25
     Options exercised                           (5,100)                          13.25
     --------------------------------------------------------------------------------------
     June 30, 2000                                5,600                          $13.25
     --------------------------------------------------------------------------------------
     Options granted                             13,100                           17.95
     Options canceled                              (300)                          17.95
     Options exercised                               --                              --
     --------------------------------------------------------------------------------------
     June 30, 2001                               18,400                      $13.25 - 17.95
     --------------------------------------------------------------------------------------
     Options granted                             13,000                           19.85
     Options canceled                                --                              --
     Options exercised                               --                              --
     --------------------------------------------------------------------------------------
     June 30, 2002                               31,400                      $13.25 - 19.85
     ======================================================================================

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

13.  Stock Options, Continued

     A total of 5,600 options were exercisable at June 30, 2002 at an exercise price of $13.25. None of the options granted were exercisable at June 30, 2001 and June 30, 2000.

     The table below summarizes information with respect to stock options outstanding as of June 30, 2002:


                                                   Remaining                           Exercise Price of
         Exercise               Options           Contractual          Options            Exercisable
          Prices              Outstanding            Life            Exercisable            Options
     -------------------------------------------------------------------------------------------------
         $ 13.25                  5,600               7                 5,600               $ 13.25
         $ 17.95                 12,800               8                     0                    --
         $ 19.85                 13,000               9                     0                    --
     -------------------------------------------------------------------------------------------------
     Total                       31,400                                 5,600                $13.25
     =================================================================================================

     The Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the Plan. Under APB 25, no compensation expense has been recognized. Had compensation cost and fair value been determined pursuant to Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," net income would have decreased from $545,754 to $509,674, $1,033,069 to $1,018,526 and $782,943 to $778,296 for the years ended June
     30, 2002, 2001 and 2000, respectively. Proforma basic and diluted earnings per share would have been $.49, $.99 and $.74 respectively. The initial impact of FAS 123 on pro forma earnings per share may not be representative of the effect on income in future years because options vest over several years and additional option grants may be made each year.

     The weighted average fair value of options granted under the plans during fiscal years 2002, 2001 and 2002 was $3.93, $4.67 and $3.71, respectively. The assumptions used for the Black-Scholes model are as follows:


                                                                 2002      2001      2000
                                                                ------    ------     ------
     Risk-free interest rate.................................      4.5%      5.0%       6.0%
     Expected term...........................................   5 years   5 years    5 years
     Company's expected volatility...........................     20.0%     25.0%      16.4%
     Dividend yield..........................................      2.5%      2.5%       2.5%


14.  Financial Instruments/Concentration of Credit Risk

     The carrying amounts of financial instruments, including cash and cash equivalents, investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2002 and 2001 because of the relatively short maturities of these instruments.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 10, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign Government and certain industrial customers. The related accounts receivable balance represented by three customers was 39% and 75% of the Company's total trade accounts receivable balance at June 30, 2002 and 2001, respectively.

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

14.  Financial Instruments/Concentration of Credit Risk, Continued

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

15.  Related Parties

     The Company paid a law firm in which a director of the Company is a partner, a total of $24,000, $27,000 and $42,000 for legal services during fiscal years ended June 30, 2002, 2001, and 2000, respectively. The Company paid a director of the Company, a total of approximately $5,600 for consulting services during the fiscal years ended June 30, 2002 and 2001.

16.  Quarterly Financial Information (Unaudited)


                                                 First           Second           Third           Fourth
                                                Quarter          Quarter          Quarter         Quarter
     2002                                       -------          -------          -------         -------
             Net Sales.............           $4,585,515       $5,199,517      $4,616,587       $4,003,594
             Gross profit .........              607,585          593,569         700,016          399,824
             Net income (loss).....              203,691           81,999         212,644           47,420

     Net income (per share -
             basic and diluted)....                  .20              .08             .20             0.05

     2001
             Net Sales.............           $4,167,234       $4,184,994      $4,615,137       $4,284,274
             Gross profit .........              688,261          889,008         694,761          789,699
             Net income (loss).....              203,420          269,269         205,554          354,826

     Net income (per share -
             basic and diluted)                     0.20             0.26            0.20             0.34

     2000
             Net Sales ............           $3,298,980       $3,412,424      $3,289,816       $4,718,598
             Gross profit .........              414,586          493,051         771,435        1,056,862
             Net income (loss).....               39,593           47,092         263,548          432,710

     Net income (per share -
             basic and diluted)                     0.04             0.04            0.25             0.42


                                                               PART III

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors


                                          Date Present Term                  Other Positions
                                          Expires and Period                 and Offices Held
         Name                             Served as Director                 With Registrant               Age
         -----                            ------------------                 ----------------              ---

         Paul J. Corr                     Annual Meeting in                  None                          58
                                          December 2002
                                          Director since 1992

         William P. Greene                Annual Meeting in                  None                          72
                                          December 2004
                                          Director since 1992

         Carl Helmetag                    Annual Meeting in                  None                          54
                                          December 2003
                                          Director since 1999

         Barry Pinsley                    Annual Meeting in                  None                          60
                                          December 2002
                                          Director since 1994

         Howard Pinsley                   Annual Meeting in                  President and Chief           62
                                          December 2003                      Executive Officer
                                          Director since 1992

         Alvin O. Sabo                    Annual Meeting in                  None                          59
                                          December 2003
                                          Director since 1999

         Seymour Saslow                   Annual Meeting in                  None                          81
                                          December 2004
                                          Director since 1992

         Michael W. Wool                  Annual Meeting in                  None                          56
                                          December 2002
                                          Director since 1990


Identification of Executive Officers


                                        Positions and
                                        Offices Held                     Period Served As
       Name                             With Company                     Executive Officer                    Age
       ----                             -----------------                -----------------                    ---

       Howard Pinsley                   President and                    Served as Vice President-            62
                                        Chief Executive                  Special Power Supplies
                                        Officer                          from April 3, 1992 until
                                                                         being elected as Executive
                                                                         Vice President on December
                                                                         6, 1997. Elected to present
                                                                         office on June 9, 1998

       John J. Pompay, Jr.              Vice President-                  Since December 6, 1996               67
                                        Marketing and Sales

       David A. O'Neil                  Treasurer & Principal            Since January 4, 2000                37
                                        Financial Officer                Controller and Assistant
                                                                         Treasurer from December 11,
                                                                         1998 to January 3, 2000

       Peggy A. Murphy                  Secretary                        Since December 11, 1998              44

       Garry M. Jones                   Assistant Treasurer              Since August 4, 1988                 62
                                        & Principal Accounting           Principal Financial
                                        Officer                          Officer from August 4, 1988
                                                                         to September 10, 1993

       Tim A. Polidore                  Assistant Treasurer              Since December 8, 2000               42


     The terms of office of Mr. Howard Pinsley,  Mrs. Peggy A. Murphy, Mr. David
     A. O'Neil, Mr. Tim A. Polidore, and Mr. Garry M. Jones are until the next annual meeting of the Board of Directors unless successors are sooner appointed by the Board of Directors. The term of office of Mr. Pompay is subject to the provisions of an agreement between him and the Company. See "Employment Contracts and Termination of Employment."

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

     William P. Greene, D.B.A. was vice president of operations for the Company until December 31, 2000 when he retired. Prior to joining the Company's management team he was Vice President of Finance for ComCierge, LLC, San Diego, CA since August 1997. Prior to that position, Dr. Greene held the position of Vice President Operations for Bulk Materials International, Newtown, CT from 1993 to July 1997. From 1991 to 1993, Dr. Greene was Associate Professor of Finance and International Business at Pennsylvania State University Kutztown, PA. From 1985 to 1990, he was Associate Dean of the School of Business, United States International University, San Diego, CA. From 1992 to 1995, he was Chairman of the Department of Business, Skidmore College, Saratoga Springs, NY. Prior to that time, he had been employed as an officer with several financial institutions.

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

     Directorships

     Howard Pinsley serves as a director of All American Semiconductor Corp.

     None of the other directors holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15 (d) of that Act or any company registered as an Investment company under the Investment Company Act of 1940.

     Legal Proceedings

     None of the directorships or executive officers of the Company were involved during the past five years in any legal proceedings specified under Item 401(f) of Regulation S-K.

Item 11. Executive Compensation

The following table summarizes the annual compensation for each of the fiscal years ended June 30, 2002, 2001, and 2000 received by the Company's Chief Executive Officer and the other highest paid executive officers of the Company that received over $100,000 in total compensation as of June 30, 2002.

                                                      SUMMARY COMPENSATION TABLE

                                                                                   Long Term
                                                                                 Compensation
                                                                                 ------------
                                                                                  Securities
Name and                              Fiscal        Annual                        Underlying          All Other
Principal Position                     Year         Salary         Bonus          Options(#)        Compensation(1)
------------------                    ------        ------         ------        ------------         ---------

Howard Pinsley                          2002         $173,120      $25,000             2,000           $ 11,841
President and                           2001         $172,600      $25,000             2,000           $  9,590
Chief Executive Officer                 2000         $160,520      $25,000             1,500           $  8,623

John J. Pompay, Jr.                     2002         $154,340      $25,000               800           $ 12,134
Vice President-Sales                    2001         $152,938      $25,000               800           $  9,737
                                        2000         $237,816      $20,000               600           $  8,822

David A. O'Neil                         2002         $ 99,950      $12,500               800           $  9,899
Treasurer and Principal                 2001         $ 91,200      $12,500               800           $  7,703
Financial Officer                       2000         $ 84,930      $10,000               600           $  6,162


(1) Represents (a) the cash and market value of the shares allocated for the respective fiscal years under the Company's ESOP to the extent to which each named executive officer is vested, and the Company's matching contribution under the 401K plan.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning the grant of stock options to the named executive officers during the year ended on June 30, 2002.

                                                                                                Potential
                                                                                            Realizable Value
                                                                                                at Assumed
                            Number of        % of Total                                       Rates of Stock
                           Securities          Options                                      Price Appreciation
                           Underlying        Granted to      Exercise                       for Option Term (1)
                            Options         Employees in       Price        Expiration     ---------------------
Name                        Granted          Fiscal Year      ($/SH)           Date        5%($)           10%($)
----------------            --------         ----------       ------          -------      ------          ------

Howard Pinsley                 2,000             15%            19.85          2012        64,667          102,972

John J. Pompay Jr.               800              6%            19.85          2012        25,866           41,189

David A. O'Neil                  800              6%            19.85          2012        25,866           41,189


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

The following table sets forth information concerning unexercised options held on June 30, 2002 by the named executive officers:

     AGGREGATED OPTIONS AT FISCAL YEAR-END AND FISCAL YEAR-END OPTION VALUES


                                            Number of Securities                      Value of Unexercised
                                           Underlying Unexercised                         In-the-Money
                                                 Options at                                Options at
                                             Fiscal Year-End (#)                       Fiscal Year-End ($)
Name                                      Exercisable/Unexercisable                 Exercisable/Unexercisable
-------------                             -------------------------                --------------------------
Howard Pinsley                                     0/4,000                                 $0/$80,400

John J. Pompay Jr.                                600/1,600                              $12,060/$32,160

David A. O'Neil                                    0/1,600                                 $0/$32,160


In accordance with the 2000 Stock Option Plan the above options have exercise dates that range from March 1, 2002 through and expiring on March 1, 2012.

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

Of the 220,888 shares of common stock of the Company allocated to participants of the ESOP as of June 30, 2002, 8,981 shares were allocated to John J. Pompay Jr., 8,481 shares were allocated to Howard Pinsley, 6,810 shares were allocated to Seymour Saslow, 1,287 shares were allocated to David A. O'Neil and 3,017 shares were allocated to Barry Pinsley.

Compensation of Directors

The Company's standard arrangement compensates each director of the Company an annual fee in the amount of $10,000 for being a member of the Board of Directors. Each Director that also serves as a member of the Audit Committee is compensated an additional annual fee of $5,000. Each director that serves as a member of the Succession Committee or the Mergers and Acquisition Committee is compensated an additional $2,500 for each committee. These fees are paid monthly to the Directors. Barry Pinsley was paid $5,600 for additional services for the fiscal year ended June 30, 2001. Executive officers that also serve on the Company's Board of Directors do not receive director's fees.

Directors are also eligible to receive stock options under the 2000 Stock Option Plan at the discretion of the stock option committee. The stock option committee consists of three appointed board members. For the year ended June 30, 2002 the following options remain granted and unexercised by the Board of Directors in accordance with this Plan.

Name                         Number of Options              Exercise Price Range
----                         -----------------              --------------------
Seymour Saslow                      1,000                      $17.95 - 19.85

Barry Pinsley                       1,700                       13.25 - 19.85

Michael W. Wool                     1,000                       17.95 - 19.85

William P. Greene                     600                       17.95 - 19.85

Paul J. Corr                        1,300                       13.25 - 19.85

Alvin O. Sabo                       1,100                       13.25 - 19.85

Carl Helmetag                         900                       13.25 - 19.85

Howard Pinsley                      4,000                       17.95 - 19.85

The above options have exercise dates ranging from March 1, 2002 and expiring on March 1, 2012.

Employment Contracts and Termination of Employment

The Company has an employment contract with John J. Pompay Jr. in connection with his duties as Vice President-Marketing and Sales. The contract was effective as of January 1, 2002, and expires on December 31, 2002 unless the parties mutually agree to extend the agreement. The contract provides for a minimum base annual salary of $150,800 plus commissions at the rate of 3% on all payments received by the Company against Mr. Pompay's open orders booked up to and including December 31, 1996, and 1% on all payments received against orders booked by the Company between January 1, 1997 and December 31, 1998. The contract further provides that if Mr. Pompay's employment is terminated by the Company prior to the expiration date, other than for cause, he will continue to receive his full salary for 27 months and commissions due on his orders when payment is received. The contract also provides for a restrictive covenant of non-competition by Mr. Pompay for a period of two years upon termination for cause or termination of the contract by Mr. Pompay. At the end of the contract term Mr. Pompay has the option to accept at the time of his voluntary resignation as an executive officer, an employment contract as a non-executive officer in which he would receive full compensation for 13 weeks and then for the next 143 weeks receive $1,000 per week for services rendered.

The Company entered into an agreement with Howard Pinsley, President and CEO effective July 1, 2002. The contract allows Mr. Pinsley upon his resignation or termination to become a non-executive officer of the Company for a period of thirty-six months. In consideration for services to be provided by Mr. Pinsley for the equivalent of two days a month after his resignation or termination, and to perform duties as reasonably requested by the Company, he will receive full benefits plus, $15,000 per month for the first three months, and $4,333 per month for the next thirty-three consecutive months. This agreement expires on December 31, 2005.

Item 12. Security  Ownership of Certain Beneficial Owners and Management


Security Ownership of Certain Beneficial Owners

The following information is furnished as of September 11, 2002 (unless otherwise indicated) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

                                                                   Amount and
                                                                   Nature of
Title                    Name and Address                          Beneficial                       Percent of
Class                    of Beneficial Owner                       Ownership                           Class
-----                    -------------------                       ---------                           -----

Common Stock             Dimensional Fund                       72,600 - Direct (1)                     7.05%
                         Advisors Inc.
                         1299 Ocean Avenue
                         11th Floor
                         Santa Monica,
                         CA 90401

"                        Franklin Advisory                      80,000 - Direct (2)                     7.70%
                         Services, LLC
                         777 Mariners Island Blvd
                         P.O. Box 7777
                         San Mateo,
                         CA 94403-7777

"                        The Adirondack Trust                  258,600 - Direct (3)                    25.00%
                         Company, as Trustee of
                         the Company's Employee
                         Retirement Plan and Trust
                         473 Broadway
                         Saratoga Springs,
                         NY 12866

"                        Howard Pinsley                         43,634 - Direct                         5.04%
                         233 Ballston Avenue                     8,481 - Indirect (4)
                         Saratoga Springs,
                         NY 12866


(1) The information as to the number of shares of common stock of the Company that may be deemed beneficially owned by advisory clients of Dimensional Fund Advisors Inc. ("Dimensional") is from the Schedule 13G dated February 12, 2002 filed with the Securities and Exchange Commission (the "SEC"). Dimensional, a registered investment advisor, is deemed to have beneficial ownership of 72,600 shares of Espey Mfg. & Electronics Corp. stock as of December 31, 2001, all of which shares are held in Dimensional investment companies, trusts and accounts. Dimensional, in its role as investment advisor and/or manager, disclaims beneficial ownership of all such shares. Dimensional, it its role as investment advisor and/or manager, reported sole voting power with respect to 72,600 shares.

(2) The information as the number of shares of common stock of the Company that may be deemed beneficially owned by Franklin Advisory Services, LLC ("Franklin") is from the Schedule 13G, dated January 31, 2001 filed with the SEC. The Franklin statement indicated that Franklin's investment "advisory subsidiaries," have sole voting and dispositive power with respect to all of the shares of common stock shown in the table above for Franklin. The Franklin statement indicates that the common stock set forth in the table is beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect Franklin investment advisory subsidiaries. The statement also indicated that it filed the Schedule 13G on behalf of itself and Franklin's principal shareholders, Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders"), all of which are deemed beneficial owners of the shares of common stock shown in the above table for Franklin. Franklin and the Principal

     Shareholders disclaim any economic interest or beneficial ownership in any of the common stock shown in the table for Franklin.

(3) This information is from the Form 4 dated August 30, 2002 filed with the SEC by the Trustee on behalf of the Company's ESOP. The ESOP Trustee has sole voting power with respect to unallocated common shares owned by the Trust, as directed by the Plan Administrator appointed by the Company's Board of Directors. As to the common shares allocated to participants, 216,577 shares as of September 11, 2002, the ESOP Trustee has the power to vote such shares as directed by such Plan Administrator to the extent the participants do not direct the manner in which such shares are to be voted.

(4) This information is from Form 5 dated August 5, 2002. Indirect shares represent stock being held in the Company ESOP.

Security Ownership

The following information is furnished as of September 11, 2002 (unless otherwise indicated), as to each class of equity securities of the Company beneficially owned by all Directors and Executive Officers and by Directors and Executive Officers of the Company as a Group:

                                                            Amount and
                                                             Nature of
Title                      Name of                          Beneficial               Percent of
Class                  Beneficial Owner                     Ownership                   Class
-----                 -------------------                    ----------               ----------
Common Stock

$.33-1/3 p.v.         Paul J. Corr                      3,000 - Direct                  *

        "             William P. Greene                   100 - Direct                  *

        "             Carl Helmetag                     2,500 - Direct                  *
                                                          500 - Indirect (3)

        "             Gary M. Jones                     4,225 - Indirect (2)            *

        "             Peggy Murphy                      2,851 - Indirect (2)            *

        "             David A. O'Neil                   1,600 - Direct                  *
                                                        1,287 - Indirect (2)

        "             Barry Pinsley                    40,130 - Direct                  4.17%
                                                        3,017 - Indirect (1,2)

        "             Howard Pinsley                   43,634 - Direct                  5.04%
                                                        8,481 - Indirect (2)

        "             Timothy A. Polidore                 609 - Indirect (2)            *

        "             John J. Pompay, Jr.               8,980 - Indirect (2)            *

        "             Alvin O. Sabo                         0                           *

        "             Seymour Saslow                    1,051 - Direct                  *
                                                        6,810 - Indirect (2)

        "             Michael W. Wool                     400 - Direct                  *

        "             Officers and Directors           92,415 - Direct                 12.48%
                      as a Group (13 persons)          36,760 - Indirect


* Less than one percent

(1) Excludes 2,000 shares owned by the spouse of Barry Pinsley. Beneficial ownership of the shares is disclaimed by Mr. Pinsley

(2) Includes shares allocated to named director or executive officer as of June 30, 2002 as a participant in the Company's ESOP. Each such person has the right to direct the manner in which such shares allocated to him or her are to be voted by the ESOP Trustee.

(3) Includes 500 shares owned by the trust of Molly K. Helmetag. As trustee of the trust, Mr. Helmetag is deemed beneficial owner, as defined in rule 13d-3, of the shares held by the trust. Excludes 800 shares owned by the spouse of Mr. Helmetag. Beneficial ownership is disclaimed by Mr. Helmetag.

There are no arrangements known to the Company, the execution of which may at a subsequent date, result in change of control of the Company.

Item 13 Certain Relationships and Related Transactions

As previously reported, the Company established and sold to the ESOP Trust on June 5, 1989, 331,224 shares of the Company's treasury stock at a price of $26.50 per share, which purchase price was funded by the Company making a cash contribution and loan. Each year, the Company makes contributions to the ESOP, which are used to make loan interest and principal payments to the Company. With each such payment, a portion of the common stock held by the ESOP is allocated to participating employees. As of June 30, 2002, there were 220,888 shares allocated to participants. The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Officers of the Company, including (Howard Pinsley) who is also a director, is eligible to participate in the ESOP and to have shares and cash allocated to his account and distributed to him in accordance with the terms of the ESOP.

The Company paid the law firm of Langrock, Sperry & Wool, of which Michael W. Wool, a director of the Company, is a partner, a total of $24,000 for legal services during the fiscal year ended June 30, 2002.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  1. Financial Statements

                    Included in Part II, Item 8, of this report:
                    Reports of Independent Accountants

                    Balance Sheets at June 30, 2002 and 2001

                    Statements of Income for the years ended
                    June 30, 2002, 2001 and 2000

                    Statements of Changes in Stockholders' Equity for the years ended June 30, 2002, 2001 and 2000

                    Statements of Cash Flows for the years ended
                    June 30, 2002, 2001 and 2000

                    Notes to Financial Statements

          2.   Financial Statement Schedules

                    Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

          3.   Exhibits

     11.2 Statement re: Computation of Per Share Earnings

     (b)  Reports on Form 8-K
          Form 8-K filed November 9, 2001, announcing the death of a Director.

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


                                                  ESPEY MFG. & ELECTRONICS CORP.


                                                  /s/ Howard Pinsley
                                                  ------------------------------
                                                  Howard Pinsley,
                                                  President and

                                                  Chief Executive Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Howard Pinsley, certify that:

     1. I have reviewed this annual report on Form 10-K of Espey Mfg. & Electronics Corp.
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Date: September 13, 2002

                                                  /s/ Howard Pinsley
                                                  ------------------------------
                                                  Howard Pinsley,
                                                  President and
                                                  Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David A. O'Neil, certify that:

     1. I have reviewed this annual report on Form 10-K of Espey Mfg. & Electronics Corp.
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         Date: September 13, 2002

                                                  /s/ David A. O'Neil
                                                  ------------------------------
                                                  David A. O'Neil
                                                  Treasurer and Principal
                                                  Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Howard Pinsley                              President
--------------------------------------          (Principal Executive Officer)
Howard Pinsley                                  September 13, 2002


/s/ David A. O' Neil                            Treasurer
--------------------------------------          (Principal Financial Officer)
David A. O'Neil                                 September 13, 2002


/s/ Garry M. Jones                              Assistant Treasurer
--------------------------------------          (Principal Accounting Officer)
Garry M. Jones                                  September 13, 2002


/s/ Timothy A. Polidore                         Assistant Treasurer
--------------------------------------          (Principal Accounting Officer)
Timothy A. Polidore                             September 13, 2002


/s/ Barry Pinsley                                Director
--------------------------------------          September 13, 2002
Barry Pinsley


/s/ Seymour Saslow                              Director
--------------------------------------          September 13, 2002
Seymour Saslow


/s/ William P. Greene                           Director
--------------------------------------          September 13, 2002
William P. Greene


/s/ Michael W. Wool                             Director
--------------------------------------          September 13, 2002
Michael W. Wool


/s/ Paul J. Corr                                Director
--------------------------------------          September 13, 2002
Paul J. Corr


/s/ Alvin O. Sabo                               Director
--------------------------------------          September 13, 2002
Alvin O. Sabo


/s/ Carl Helmetag                               Director
--------------------------------------          September 13, 2002
Carl Helmetag

                    Certification of Chief Executive Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this annual report on Form 10-K of Espey Mfg. & Electronics Corp. (the "Company"), I, Howard Pinsely, President and Chief Executive Officer of the Company, certify , pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company

Date: September 13, 2002


                                                  /s/ Howard Pinsley
                                                  ------------------------------
                                                  Howard Pinsley,
                                                  President and
                                                  Chief Executive Officer


                    Certification of Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this annual report on form 10-K of Espey Mfg. & Electronics Corp. (the "Company"), I, David A. O'Neil, Treasurer and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 13, 2002


                                                  /s/ David A. O'Neil
                                                  ------------------------------
                                                  David A. O'Neil
                                                  Treasurer and Principal
                                                  Financial Officer