Form 10-Q
period 2002-09-30
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 2002-11-14
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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
                                                     ---------------------------

Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as of November 6, 2002: 1,034,561.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  [X]              NO [_]

                         ESPEY MFG. & ELECTRONICS CORP.

                                    I N D E X

PART I  FINANCIAL INFORMATION                                              PAGE

        Item 1     Financial Statements:

                        Consolidated Balance Sheets -
                        September 30, 2002 and June 30, 2002                 1


                        Consolidated Statements of Income -
                        Three Months Ended September 30, 2002 and 2001       3


                        Consolidated Statements of Cash Flows -
                        Three Months Ended September 30, 2002 and 2001       4


                        Notes to Consolidated Financial Statements           5

        Item 2     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.            6

        Item 4     Controls and Procedures                                   8

PART II OTHER INFORMATION                                                    8

        SIGNATURES


                         ESPEY MFG. & ELECTRONICS CORP.

                           Consolidated Balance Sheets

                      September 30, 2002 and June 30, 2002
                      ------------------------------------
                                   A S S E T S

                                                                 Unaudited
                                                                    2002          2002
                                                                September 30     June 30
                                                                ------------     -------
CURRENT ASSETS:

           Cash and cash equivalents                           $ 8,991,556   $ 9,192,962
           Investment security                                     366,000       368,000

           Trade accounts receivable, net                        3,690,346     2,409,706
           Other receivables                                         2,353        13,413
                                                               -----------   -----------
                                     Total Receivables           3,692,699     2,423,119
                                                               -----------   -----------
           Inventories:

                   Raw materials and supplies                    1,587,082     1,424,278
                   Work-in-process                               2,864,912     4,298,988
                   Costs relating to contracts in
                         process, net of advance payments of
                         $2,738,701 at September 30, 2002
                         and $2,194,269 at June 30, 2002         8,016,052     7,017,529
                                                               -----------   -----------

                                     Total Inventories          12,468,046    12,740,795
                                                               -----------   -----------

           Deferred Income Taxes                                    86,634        85,773
           Prepaid expenses and other current assets               148,744       198,061
                                                               -----------   -----------

                                     Total Current Assets       25,753,679    25,008,710
                                                               -----------   -----------

           Property, Plant and Equipment, net                    3,410,661     3,324,252
                                                               -----------   -----------

                                            Total Assets       $29,164,340   $28,332,962
                                                               ===========   ===========


See accompanying notes to the consolidated financial statements.
                                                                     (Continued)



                         ESPEY MFG. & ELECTRONICS CORP.

                     Consolidated Balance Sheets, Continued

                       September 30,2002 and June 30, 2002

                      ------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 Unaudited
                                                                   2002           2002
                                                                September 30     June 30
                                                                ------------     -------

CURRENT LIABILITIES:

               Accounts Payable                                 $ 912,990       $ 497,454
               Accrued expenses:
                       Salaries, wages and commissions              87,382       86,881
                       Vacation                                    348,621      398,898
                       Employees' insurance costs                    7,043        6,887
                       ESOP payable                                136,514           --
                       Dividend payable                                 --           --
                       Other                                        36,993       41,410
               Payroll and other taxes withheld and accrued         41,313       37,943
               Income taxes payable                                191,148       88,966
               Deferred Income Taxes                               120,081      120,081
                                                                ----------   ----------
                                    Total Current Liabilities    1,882,085    1,278,520
                                                                ----------   ----------


STOCKHOLDERS' EQUITY:

        Common stock, par value .33-1/3 per share.
        Authorized 10,000,000 shares;
        Issued 1,514,937 shares on September 30, 2002
          and June 30, 2002, outstanding 1,034,561
          on September 30, 2002 and June 30, 2002                  504,979      504,979

             Capital in excess of par value                     10,465,878   10,465,878
             Accumulated other comprehensive loss                  (30,961)     (29,079)


             Retained earnings                                  25,078,553   24,848,858
                                                                ----------   ----------
                                                                36,018,449   35,790,636

             Less Common stock subscribed                       (1,117,325)  (1,117,325)

             Cost of 480,376 shares on
                 September 30, 2002 and June 30, 2002
                 of common stock in treasury                    (7,618,869)  (7,618,869)
                                                                ----------   ----------
                                Total Stockholders' Equity      27,282,255   27,054,442
                                                                ----------   ----------
                                       Total Liabilities And
                                       Stockholders' Equity    $29,164,340  $28,332,962
                                                               ===========  ===========


See accompanying notes to the consolidated financial statements.

                                       2

                         ESPEY MFG. & ELECTRONICS CORP.

                        Consolidated Statements of Income

                 Three Months Ended September 30, 2002 and 2001
             ------------------------------------------------------

                                                             Unaudited
                                                            Three Months
                                                      2002              2001
                                                      ----              ----

               Net sales                           $4,491,359        $4,585,515
               Cost of sales                        3,702,138         3,977,930
                                                   ----------        ----------
                        Gross profit                  789,221           607,585

               Selling, general and
                  administrative expenses             429,307           394,032
                                                   ----------        ----------
                        Operating income              359,914           213,553
                                                   ----------        ----------

               Other income

                        Interest and
                          dividend income              45,269            66,479
                        Other income                    3,544            10,955
                                                   ----------        ----------
                                                       48,813            77,434
                                                   ----------        ----------

               Income before income taxes             408,727           290,987

               Provision for income taxes             102,182            87,296
                                                   ----------        ----------


                                 Net Income        $  306,545        $  203,691
                                                   ==========        ==========

               Income per share:

               Basic and diluted
                  income per share                 $      .30        $      .20
                                                   ----------        ----------

               Weighted average number
                  of shares outstanding
                        Basic                       1,034,561         1,029,461
                        Diluted                     1,037,460         1,032,471
                                                   ==========        ==========


See accompanying notes to the consolidated financial statements.



                         ESPEY MFG. & ELECTRONICS CORP.
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2002 and 2001

                                                                                                 Unaudited
                                                                                               September 30,
                                                                                          2002               2001
                                                                                          ----               ----
Cash Flows From Operating Activities:

           Net income                                                                 $   306,545       $   203,691

           Adjustments to reconcile net income to net cash provided by (used in)operating activities:

           Depreciation                                                                   121,808           123,635
           Changes in assets and liabilities:
                  Increase in receivables                                              (1,269,579)         (747,852)
                  Decrease in inventories                                                 272,749         1,254,179
                  Decrease in prepaid expenses and
                      other current assets                                                 49,317            35,008
                  Increase in accounts payable                                            415,536           357,244
                  Increase (Decrease) in accrued salaries,
                      wages and commissions                                                   500           (14,008)
                  Increase (Decrease) in accrued
                      employees' insurance costs                                              156           (27,668)
                  Increase (Decrease) in other accrued expenses                            (4,417)           (4,017)
                  Decrease in vacation accrual                                            (50,277)          (51,421)
                  Increase in payroll & other
                      taxes withheld and accrued                                            3,370             1,653
                  Increase in income taxes payable                                        102,182            75,058
                  Increase in ESOP contributions                                          136,514           134,938
                                                                                      -----------       -----------
                                 Net cash provided by
                                 operating activities                                      84,404         1,340,440
                                                                                      -----------       -----------
           Cash Flows From Investing Activities:

                  Additions to property, plant & equipment                                (208,217)         (164,067)
                                        Net cash used in
                                                                                       -----------       -----------
                                       investing activities                              (208,217)         (164,067)
                                                                                       -----------       -----------
          Cash Flows From Financing Activities:

                  Dividends on common stock                                                (77,592)          (77,209)
                                                                                        ----------       -----------
                                        Net cash used in
                                        financing activities                               (77,592)          (77,209)
                                                                                      ------------       -----------
           Increase (Decrease) in cash and cash equivalents                               (201,405)        1,099,164

           Cash and cash equivalents, beginning of period                                9,192,961         5,200,735
                                                                                      ------------       -----------
           Cash and cash equivalents, end of period                                    $ 8,991,556       $ 6,299,899
                                                                                      ------------       -----------

           Income Taxes Paid                                                           $        --       $    12,238
                                                                                      ------------       -----------

           Noncash Financing Activities
                  Dividends Payable                                                    $        --       $   231,629
                                                                                      ------------       -----------

See accompanying notes to the consolidated financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                   Notes to Consolidated Financial Statements

                               -------------------

1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation for results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 2002 Form 10-K.

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

     As of September 30, 2002 there were 216,577 shares allocated to participants.


6.   Total comprehensive income consists of:

                                                                   Three Months Ended
                                                                      September 30,
                                                               2002               2001
                                                             --------           --------
Net income                                                   $ 306,545       $ 203,691

Accumulated other comprehensive income:

Unrealized (loss) gain on available for sale securities         (1,882)         10,920
                                                             ---------       ---------

Total comprehensive income                                   $ 304,663       $ 214,611
                                                             =========       =========

                                       5

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

     Contract accounting requires judgment relative to estimating costs and making assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of contract costs could be recorded if different assumptions were used in the estimation of cost at completion. When a change in contract value , contract performance status, or estimated cost is determined, changes are reflected in current period earnings.

     Results of Operations

     Net sales for the three months ended September 30, 2002 were $4,491,359 as compared to $4,585,515 for the same period in 2001. The $94,156 decrease in net sales for the three-month period is mainly due to the timing of shipments on several long-term contracts with deliveries to occur in the next several quarters. Management anticipates an overall increase in net sales for the year ending June 30, 2003.

     During the first quarter of fiscal 2003 gross profits as a percentage of sales increased approximately 4.3% as compared with the first quarter of fiscal 2002. The increase in gross profit was primarily due to lower production costs from decreased labor hours and a more favorable product mix. Management's implementation of certain Lean Manufacturing principles has improved gross profit. Management continues to evaluate the Company's workforce to insure that production and overall execution of backlog orders and additional anticipated orders are successfully performed. Present employment is 194 people.

     Net income for the three months ended September 30, 2002 was $306,545 or $.30 per share compared to $203,691 or $.20 per share for the corresponding period ended September 30, 2001.

     Selling, general and administrative expenses were $429,307 for the three months ended September 30, 2002, an increase of $35,275, or 8.9%, as compared to the three months ended September 30, 2001. This increase was primarily due to an increase in the cost of health insurance.

     Total other income for the three months ended September 30, 2002 decreased by $28,621, or 37% as compared to the three months ended September 30, 2001. The decrease is due to lower interests rates on the Company's Money Market accounts. The Company does not believe that there is any risk associated with its investment policy, since its investments are represented by a preferred equity security and money market accounts.

     The Company continues to diversify its customer base and product offerings. The backlog at September 30, 2002 was approximately $26,239,000 as compared to approximately $24,767,000 at September 30, 2001.

                                       6

Liquidity and Capital Resources
-------------------------------

     As of September 30, 2002, the Company had working capital of $23.9 million compared to $23.7 million at June 30, 2002. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and short term investments.

     The table below presents the summary of cash flow for the periods indicated:


                                                      Three Months Ended September 30,
                                                           2002             2001
                                                           ----             ----

     Net cash provided by operating activities          $  84,404       $ 1,340,440
     Net cash used in investing activities              $(208,217)      $  (164,067)
     Net cash used in financing activities              $ (77,592)      $   (77,209)



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

     The Company currently believes that its current cash and cash equivalent balances and the cash generated from operations will be sufficient to meet its funding requirements for the next twelve months. Management has in place an uncommitted $3,000,000 line of credit to help fund further growth. For the first quarter of fiscal 2003 capital expenditures were approximately $208,000.

     Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Consolidated Statements of Income the offsetting items of interest income and interest expenses relating to ESOP. The Company has also eliminated the offsetting accruals from the Consolidated Balance Sheets.

     During the three months ended September 30, 2002 and 2001, the Company did not repurchase any of its common stock. Under existing Board authorization, as of September 30, 2002, $854,859 could be utilized to repurchase the Company's common stock.


        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     It should be noted that in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
                                       7

     Item 4. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing date of this report, an evaluation was conducted under the supervision of and with the participation of Espey's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that all material information related to the company and its consolidated subsidiary is made known to them, particularly during the period when our periodic reports are being prepared. Subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, there have been no significant changes in our internal controls, or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the liklihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

6 November 2002
---------------
     Date

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Howard Pinsley, certify that:

1. I have reviewed this annual report on Form 10-Q of Espey Mfg. & Electronics Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

                                              /s/ Howard Pinsley
                                              ----------------------------------
                                              Howard Pinsley,
                                              President and
                                              Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David A. O'Neil, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Espey Mfg. & Electronics Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 6, 2002

                                                  /s/ David A. O'Neil
                                                  -----------------------------
                                                  David A. O'Neil,
                                                  Treasurer and
                                                  Principal Financial Officer
                                       10

                    Certification of Chief Executive Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Espey Mfg. & Electronics Corp. (the "Company"), I, Howard Pinsely, President and Chief Executive Officer of the Company, certify , pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company

Date: November 6, 2002


                                                    /s/ Howard Pinsley
                                                    ----------------------------
                                                    Howard Pinsley,
                                                    President and
                                                    Chief Executive Officer




                    Certification of Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Espey Mfg. & Electronics Corp. (the "Company"), I, David A. O'Neil, Treasurer and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 6, 2002


                                                    /s/ David A. O'Neil
                                                    ----------------------------
                                                    David A. O'Neil,
                                                    Treasurer and
                                                    Principal Financial Officer