Form 10-Q
period 2003-02-12
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 2003-02-12
CIK 33533

10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002

                          Commission File Number I-4383


                         ESPEY MFG. & ELECTRONICS CORP.
           -----------------------------------------------------------
               (Exact name of registrant as specified in charter)


       NEW YORK                                           14-1387171
----------------------------                ------------------------------------
(State of Incorporation)                  (I.R.S. Employer's Identification No.)


233 Ballston Avenue, Saratoga Springs, New York             12866
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code            518-584-4100
                                                         -----------------------

Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as of February 10, 2003: 1,019,861.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  [X]                NO  [ ]

Indicate by check mark whether the registrant is an acelerated filer (as defined in Rule 12B-2 of the Exchange Act)


                     YES  [ ]                NO  [X]



                         ESPEY MFG. & ELECTRONICS CORP.

                                    I N D E X

PART I      FINANCIAL INFORMATION                                                  PAGE
            Item 1    Financial Statements:

                          Consolidated Balance Sheets -

                           December 31, 2002 and June 30, 2002                        1

                          Consolidated Statements of Operations -
                          Three and Six Months Ended
                          December 31, 2002 and 2001                                  3

                          Consolidated Statements of Cash Flows -
                          Six Months Ended December 31,2002 and 2001                  4

                          Notes to Consolidated Financial Statements                  5


            Item 2        Management's Discussion and Analysis of                     6
                          Financial Condition and Results of Operations.

            Item 4        Controls and Procedures                                     7


PART II     OTHER INFORMATION                                                         8


            SIGNATURES                                                                8





                         ESPEY MFG. & ELECTRONICS CORP.

                           Consolidated Balance Sheets

                       December 31, 2002 and June 30, 2002
                 --------------------------------------------------

                                                                              Unaudited
                                                                                2002             2002
                                                                             December 31        June 30
                                                                           --------------    --------------

ASSETS:

          Cash and cash equivalents                                         $ 8,374,183       $ 9,192,962
          Investments securities                                                372,400           368,000
          Trade accounts receivable, net                                      5,006,276         2,409,706
          Other receivables                                                       2,052            13,413

          Inventories:

                  Raw materials and supplies                                  1,613,089         1,424,278
                  Work-in-process                                             2,561,104         4,298,988
                  Costs relating to contracts in process, net of advance
                    payments of $2,984,771 at December 31, 2002 and
                    $2,194,269 at June 30, 2002                               7,100,164         7,017,529
                                                                             -----------       -----------
                                    Total inventories                        11,274,357        12,740,795
                                                                             -----------       -----------

          Deferred income taxes                                                  84,394            85,773
          Prepaid expenses and other current assets                             174,035           198,061
                                                                             -----------       -----------
                                    Total current assets                     25,287,697        25,008,710
                                                                             -----------       -----------
          Property, Plant and Equipment, net                                  3,320,988         3,324,252
                                                                             -----------       -----------

                                    Total assets                            $28,608,685       $28,332,962
                                                                            ============      ============



See accompanying notes to the consolidated financial statements.
                                                                                              (Continued)




                         ESPEY MFG. & ELECTRONICS CORP.

                     Consolidated Balance Sheets, Continued

                       December 31, 2002 and June 30, 2002
          -------------------------------------------------------------

                                                                                Unaudited
                                                                                  2002             2002
                                                                               December 31        June 30
                                                                            ---------------- ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

          Accounts payable                                                  $  1,060,646        $  497,454
          Accrued expenses:
                  Salaries, wages and commissions                                100,495            86,881
                  Vacation                                                       394,434           398,898
                  Employees' insurance costs                                       6,351             6,887
                  ESOP payable                                                   273,028                --
                  Other                                                           36,999            41,410
          Payroll and other taxes withheld and accrued                            63,155            37,943
          Income taxes payable                                                    52,037            88,966
          Deferred income taxes                                                  120,081           120,081
                                                                            ------------      ------------
                               Total current liabilities                       2,107,226         1,278,520
                                                                            ------------      ------------

          Common stock, par value .33-1/3 per share.
          Authorized 10,000,000 shares;
          Issued 1,514,937 shares on December 31, 2002 and June 30, 2002,
              outstanding 1,019,861 on December 31, 2002 and June 30, 2002       504,979           504,979

          Capital in excess of par value                                      10,463,239        10,465,878
          Accumulated other comprehensive loss                                   (26,060)          (29,079)


          Retained earnings                                                   24,584,010        24,848,858
                                                                            ------------     -------------
                                                                              35,526,168        35,790,636

          Less common stock subscribed                                        (1,117,325)       (1,117,325)

          Cost of 495,076 shares on December 31, 2002 and 480,376
              on June 30, 2002 of common stock in treasury                    (7,907,384)       (7,618,869)
                                                                            ------------      ------------
                               Total stockholder's equity                     26,501,459        27,054,442
                                                                            ------------      ------------
                                        Total liabilities and
                                        stockholders' equity                $ 28,608,685      $ 28,332,962
                                                                            ============      ============


See accompanying notes to the consolidated financial statements.

                                       2


                         ESPEY MFG. & ELECTRONICS CORP.

                      Consolidated Statements of Operations

              Three and Six Months Ended December 31, 2002 and 2001
   --------------------------------------------------------------------------

                                                               Unaudited                         Unaudited
                                                             Three Months                       Six Months
                                                       2002             2001               2002          2001
                                                     ---------------------------       -------------------------
Net Sales                                            $ 5,374,456   $ 5,199,517         $ 9,865,815   $ 9,785,032
Cost of sales                                          5,449,710     4,605,948           9,151,848     8,583,878
                                                     -----------   ------------        -----------   -----------
       Gross profit (loss)                               (75,254)      593,569             713,967     1,201,154

Selling, general and
   administrative expenses                               537,346       527,101             966,653       921,134
                                                     -----------   ------------        -----------   -----------
       Operating income (loss)                          (612,600)       66,468            (252,686)      280,020
                                                     -----------   ------------        -----------   -----------

Other income

       Interest and dividend income                       38,097        48,726              83,366       115,205
       Sundry income                                      18,058         1,940              21,602        12,895
                                                     -----------   ------------        -----------   -----------
                                                          56,155        50,666             104,968       128,100
                                                     -----------   ------------        -----------   -----------

Income (loss) before income taxes                       (556,445)      117,134            (147,718)      408,120

Provision (benefit) for income taxes                    (139,111)       35,135             (36,929)      122,431
                                                     -----------   ------------        -----------   -----------


                  Net Income (loss)                  $  (417,334)  $    81,999         $  (110,789)  $   285,689
                                                     ===========   ===========         ===========   ===========



Income per share:

Basic and dilutive
   income (loss) per share                           $     ( .41)  $       .08         $      (.11)  $       .28
                                                     -----------   ------------        -----------   -----------


Weighted average common
   shares outstanding

           Basic                                       1,026,090     1,029,461           1,030,326     1,029,461
           Diluted                                     1,028,748     1,034,640           1,033,104     1,033,658
                                                       =========     =========           =========     =========



See accompanying notes to the consolidated financial statements

                                       3


                         ESPEY MFG. & ELECTRONICS CORP.
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2002 and 2001
                                                                                        Unaudited
                                                                                      December 31,
                                                                                2002             2001
                                                                          ---------------- ----------------
Cash flows from operating activities:

       Net income (loss)                                                        $  (110,789)      $   285,689

       Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation                                                                 250,381           247,505
       (Gain)/Loss on disposal of assets                                                 --               250
       Deferred Income Tax Benefit                                                       --               872
       Changes in assets and liabilities:
              Increase in receivables                                            (2,585,209)         (625,180)
              Decrease in inventories                                             1,466,438         1,389,143
              Decrease (Increase) in prepaid expenses and other current assets       24,026           (81,292)
              Increase in accounts payable                                          563,191           868,933
              Increase (Decrease) in accrued salaries, wages and commissions         13,614            (5,338)
              Decrease in accrued employee insurance costs                             (536)          (61,527)
              Decrease in other accrued expenses                                     (4,411)          (16,470)
              Decrease in vacation accrual                                           (4,464)          (23,448)
              Increase in payroll & other taxes withheld and accrued                 25,212            24,916
              Increase (Decrease) in income taxes payable                           (36,929)           80,193
              Increase in ESOP contributions                                        273,028           269,876
                                                                                -----------       -----------
                      Net cash provided by (used in)
                      operating activities                                         (126,448)        2,354,122
                                                                                -----------       -----------
Cash flows from investing activities:

       Proceeds from maturity of investment securities                                   --           399,128
       Additions to property, plant & equipment                                    (247,117)         (238,448)
       Proceeds on sale of assets                                                        --                50
                                                                                -----------       -----------
                      Net cash provided by (used in)
                      investing activities                                         (247,117)          160,730
                                                                                -----------       -----------
Cash flows from financing activities:

       Dividends paid on common stock                                              (154,059)         (153,678)
       Purchase of treasury stock                                                  (296,455)               --
       Proceeds from exercise of stock options                                        5,300                --
                                                                                -----------       -----------
                      Net cash used in
                      financing activities                                         (445,214)         (153,678)
                                                                                -----------       -----------
Increase (Decrease) in cash and cash equivalents                                   (818,779)        2,361,174
Cash and cash equivalents, beginning of period                                    9,192,962         5,200,736
                                                                                -----------       -----------
Cash and cash equivalents, end of period                                          8,374,183       $ 7,561,910
                                                                                -----------       -----------
Income taxes paid                                                               $        --       $     2,238
                                                                                ===========       ===========
Noncash financing activities:
       Dividend Payable                                                         $        --       $   154,419
                                                                                ===========       ===========
See accompanying notes to the consolidated financial statements


                                       4

                         ESPEY MFG. & ELECTRONICS CORP.

                   Notes to Consolidated Financial Statements
            ---------------------------------------------------------

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

2. Other income consists principally of interest on money market accounts and dividends on an equity security.

3. For purposes of the statements of cash flows, the Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

4.   In fiscal 1989 the Company  established  an Employee  Stock  Ownership Plan
     (ESOP) for eligible non-union employees. The ESOP used the proceeds of loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. As of December 31, 2002 there were 216,477 shares allocated to participants.

5.   Total comprehensive income consists of:



                                                        Three Months Ended          Six Months Ended
                                                           December 31,               December 31,
                                                        2002          2001         2002            2001
                                                  ------------   ------------    ---------      ---------
Net income (loss)                                    $(417,334)    $ 81,999      $(110,789)     $ 285,689

Accumulated other comprehensive income                   4,160        9,880          3,019         20,800
                                                  ------------   ------------    ---------      ---------
Total comprehensive income (loss)                    $(413,174)    $ 91,879      $(107,770)     $ 306,489
                                                     =========     ========      =========      =========


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

Contract accounting requires judgment relative to estimating costs and making assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of contract costs could be recorded if different assumptions were used in the estimation of cost at completion. When a change in contract value, contract performance status, or estimated cost is determined, changes are reflected in current period earnings.

Results of Operations

Net sales for the six months ended December 31, 2002 were $ 9,865,815 as compared to $9,785,032 for the same period in 2001, a .8% increase. Net sales for the three months ended December 31, 2002 were $5,374,456 as compared to $5,199,517 for the same period in 2001, a 3% increase. The Company's increase in sales for the three and six month periods ended December 31, 2002, as compared to December 31, 2001, is due primarily to an increase in radar transmitter component shipments.

During the first six months of fiscal 2003 gross profits decreased to $713,967 as compared with $1,201,154 for the first six months of fiscal 2002. For the three months ended December 31, 2002 gross profit (loss) decreased to $(75,254) as compared to $593,569 for the same period in 2001.

Net income (loss) for the six months ended December 31, 2002 was $(110,789) or $(.11) per share compared to $285,689 or $.28 per share for the corresponding period ended December 31, 2001. For the three months ended December 31, 2002 the net loss was $(417,334) or $(.41) as compared to net income of $81,999 or $.08 per share for the same period in 2001.

The decrease in gross profit and net income for the three and six-month periods ended December 31, 2002, was primarily the result of higher than expected product development costs associated with a new customer specific product. We expect the investment in this product to be successful and improve the operating results of the Company future production orders are received. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at December 31, 2002 and 2001 was 190 people.

The backlog at December 31, 2002 was approximately $25.5 million as compared to $25.9 at December 31, 2001. New orders for the six-month period ended December 31, 2002 were approximately $10.7 million.

Selling, general and administrative expenses were $966,653 for the six months ended December 31, 2002, an increase of $45,520 as compared to the six months ended December 31, 2001. Selling, general and administrative expenses were $537,346 for the three months ended December 31, 2002, an increase of $10,245 as compared to the three months ended December 31, 2001. The increase is primarily due to an increase in Director's fees, professional fees and selling expenses.

Other income for the six months ended December 31, 2002 decreased compared to the corresponding period ended December 31, 2001. The decrease is primarily due to lower interest rates on the Company's money market accounts. For the three months ended December 31, 2002 other income remained relatively consistent as compared to the same period in 2001. The Company does not believe there is any significant risk associated with its investment policy, since a majority of the investments are represented by preferred equity securities and a money market account.

Liquidity and Capital Resources

As of December 31, 2002, the Company had working capital of $23.2 million compared to $22.7 million at December 31, 2001. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and short term investments.

The table below presents the summary of cash flow for the periods indicated:

                                                                              Six Months Ended December 31,
                                                                                 2002             2001
                                                                             -------------    -------------
Net cash provided by (used in) operating activities                           $(126,447)      $ 2,354,122
Net cash provided by (used in) investing activities                            (247,117)          160,730
Net cash used in financing activities                                          (445,214)         (153,678)


Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable. The decrease in net cash provided by (used in) investing activities is due to the sale of an investment security in 2001. The increase in net cash used in financing activities is due to an increase in treasury stock purchases.

The Company currently believes that the cash generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements. Management, if necessary, has at its disposal a $3,000,000 line of credit to help fund further growth. For the first half of fiscal 2003 capital expenditures were approximately $247,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Consolidated Statements of Income the offsetting items of interest income and interest expenses relating to the ESOP.

During the six months ended December 31, 2002 the Company repurchased 15,000 shares of common stock for $296,455. Under existing Board authorizations, as of December 31, 2002, $1,000,000 could be utilized to repurchase the Company's common stock.

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

Item 4. Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was conducted under the supervision of and with the participation of Espey's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that all material information related to the company and its consolidated subsidiary is made known to them, particularly during the period when our periodic reports are being prepared. Subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, there have been no significant changes in our internal controls, or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                         ESPEY MFG. & ELECTRONICS CORP.

                    PART II: Other Information and Signatures


Item 4.       Submission of Matters to a Vote of Security Holders

                  a) The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on November 22, 2002.

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

                  c) The following matters were voted upon at the annual meeting: The election of three Class A directors. The votes were cast as follows:


                                                           Shares Voted Against
                   Nominee:           Shares Voted For:         or withheld
                   --------           -----------------    --------------------
                   Paul J. Corr       934,935              4,934
                   Barry Pinsley      934,768              5,101
                   Michael W. Wool    934,935              4,934

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

10 February 2003
----------------
 Date

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

Date: February 10, 2003

                                                         /s/Howard Pinsley
                                                         -----------------------
                                                         Howard Pinsley,
                                                         President and
                                                         Chief Executive Officer

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

Date: February 10, 2003

                                                     /s/David A. O'Neil
                                                     ---------------------------
                                                     David A. O'Neil,
                                                     Treasurer and
                                                     Principal Financial Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with this quarterly report on Form 10-Q of Espey Mfg. & Electronics Corp. (the "Company"), I, Howard Pinsely, President and Chief Executive Officer of the Company, certify , pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company

Date: February 10, 2003


                                                         /s/Howard Pinsley
                                                         ---------------------
                                                         Howard Pinsley,
                                                         President and
                                                         Chief Executive Officer




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

Date: February 10, 2003


                                                     /s/David A. O'Neil
                                                     ---------------------------
                                                     David A. O'Neil,
                                                     Treasurer and
                                                     Principal Financial Officer