Form 10-Q
period 2003-03-31
ESPEY MANUFACTURING & ELECTRONICS CORP
filed 2003-05-08
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2003

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
                                                     ---------------------------

Number of shares outstanding of issuer's class of common stock $.33-1/3 par value as of May 5, 2003: 1,020,043.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  [X]              NO [_]

                         ESPEY MFG. & ELECTRONICS CORP.

                                    I N D E X

PART I     FINANCIAL INFORMATION                                          PAGE

           Item 1     Financial Statements:

                           Consolidated Balance Sheets -
                           March 31, 2003 and June 30, 2002                 1


                           Consolidated Statements of Income -
                           Three and Nine Months Ended
                           March 31, 2003 and 2002                          3


                           Consolidated Statements of Cash Flows -
                           Nine Months Ended March 31, 2003 and 2002        4


                           Notes to Consolidated Financial Statements       5


           Item 2     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.        6


           Item 4     Controls and Procedures                               8



PART II    OTHER INFORMATION                                                9

           SIGNATURES                                                       9

                         ESPEY MFG. & ELECTRONICS CORP.

                           Consolidated Balance Sheets

                        March 31, 2003 and June 30, 2002
                      ------------------------------------
                                   A S S E T S

                                                                              Unaudited
                                                                                2003             2002
                                                                              March 31          June 30
                                                                            ------------      -----------

CURRENT ASSETS:

          Cash and cash equivalents                                         $ 9,068,096       $ 9,192,962
          Investment securities                                                       -           368,000
          Trade accounts receivable, net                                      5,262,417         2,409,706
          Other receivables                                                       3,719            13,413
                                                                            -----------       -----------
                                    Total Receivables                         5,266,136         2,423,119
                                                                            -----------       -----------
          Inventories:

                  Raw materials and supplies                                  1,561,529         1,424,278
                  Work-in-process                                             2,662,125         4,298,988
                  Costs relating to contracts in
                        process, net of advance payments of
                        $2,754,528 at March 31, 2003 and
                        $2,194,269 at June 30, 2002                           7,192,896         7,017,529
                                                                            -----------       -----------

                                    Total Inventories                        11,416,550        12,740,795
                                                                            -----------       -----------

          Deferred income taxes                                                  63,849            85,773
          Prepaid expenses and other current assets                             169,663           198,061
                                                                            -----------       -----------

                                    Total Current Assets                     25,984,294        25,008,710
                                                                            -----------       -----------

          Net property, plant and equipment                                   3,341,554         3,324,252
                                                                            -----------       -----------

                                    Total Assets                            $29,325,848       $28,332,962
                                                                            ===========       ===========



See accompanying notes to the consolidated financial statements
                                                                     (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.

                        March 31, 2003 and June 30, 2002
                      ------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              Unaudited
                                                                                   2003              2002
                                                                               March 31           June 30
                                                                           ------------       -----------

CURRENT LIABILITIES:

          Accounts payable                                                   $  912,936        $  497,454
          Accrued expenses:
              Salaries, wages and commissions                                    86,062            86,881
              Employees' insurance costs                                          5,241             6,887
              Vacation                                                          434,669           398,898
              ESOP payable                                                      409,542                 -
              Other                                                              41,785            41,410
          Payroll and other taxes withheld and accrued                           44,846            37,943
          Income taxes payable                                                  243,899            88,966
          Deferred income taxes                                                 120,081           120,081
                                                                           ------------       -----------
                               Total Current Liabilities                      2,299,061         1,278,520




STOCKHOLDERS' EQUITY:

          Common stock, par value .33-1/3 per share.
             Authorized 10,000,000 shares; issued 1,514,937
             shares on March 31, 2003 and June 30, 2002.
             Outstanding 1,020,043 and 1,034,561 on
             March 31, 2003 and June 30, 2002, respectively                     504,979           504,979

          Accumulated other comprehensive loss                                        -           (29,079)

          Capital in excess of par value                                     10,459,279        10,465,878

          Retained earnings                                                  25,083,061        24,848,858
                                                                           ------------       -----------


          Less:  Common stock subscribed                                     (1,117,325)       (1,117,325)

                  Cost of 494,894 and 480,376 shares on
                  March 31, 2003 and June 30, 2002
                  respectively of common stock in treasury                   (7,903,207)       (7,618,869)
                                                                           ------------       -----------
                               Total Stockholders' Equity                    27,026,787        27,054,442
                                                                           ------------       -----------
                                        Total Liabilities And
                                        Stockholders' Equity                $29,325,848       $28,332,962
                                                                           ============       ===========


See accompanying notes to the consolidated financial statements

                         ESPEY MFG. & ELECTRONICS CORP.

                        Consolidated Statements of Income

               Three and Nine Months Ended March 31, 2003 and 2002
             ------------------------------------------------------



                                              Unaudited                               Unaudited
                                            Three Months                             Nine Months
                                       2003              2002                  2003               2002
                                    -----------------------------          -------------------------------

Net sales                           $ 5,707,503       $ 4,616,587          $ 15,573,319       $ 14,401,620
Cost of sales                         4,484,397         3,916,571            13,636,246         12,500,450
                                    -----------       -----------           -----------        -----------
         Gross profit                 1,223,106           700,016             1,937,073          1,901,170

Selling, general and
   administrative expenses              479,353           408,350             1,446,007          1,329,484
                                    -----------       -----------           -----------        -----------
         Operating income               743,753           291,666               491,066            571,686
                                    -----------       -----------           -----------        -----------

Other income

         Interest and
           dividend income               29,639            38,179               113,006            153,385
         Other                           (5,944)          (26,061)               15,658            (13,167)
                                    -----------       -----------           -----------        -----------
                                         23,695            12,118               128,664            140,218
                                    -----------       -----------           -----------        -----------

Income before income taxes              767,448           303,784               619,730            711,904

Provision for income taxes              191,862            91,140               154,933            213,571
                                    -----------       -----------           -----------        -----------


                  Net Income        $   575,586       $   212,644           $   464,797        $   498,333
                                    ===========       ===========           ===========        ===========

Income per share:

Basic and diluted
   income per share                 $       .56       $       .20           $       .45        $       .48
                                    -----------       -----------           -----------        -----------

Weighted average number
   of shares outstanding
         Basic                        1,020,032         1,029,850             1,026,945          1,029,589
         Diluted                      1,022,742         1,034,961             1,029,706          1,034,083
                                    ===========       ===========           ===========        ===========



See accompanying notes to the consolidated financial statements

                         ESPEY MFG. & ELECTRONICS CORP.
                      Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2003 and 2002


                                                                                     Unaudited
                                                                                     March 31,
                                                                              2003              2002
                                                                          -----------         -----------
Cash Flows From Operating Activities:

       Net income                                                         $   464,797         $   498,333

       Adjustments to reconcile net income to net cash provided by (used in)operating activities:

       Depreciation                                                           372,722             392,422
       Loss on disposal of assets                                                   -              27,082
       Loss on sale of investment securities                                   15,817                   -
       Deferred income tax benefit                                                  -                 872
       Changes in assets and liabilities:
              (Increase)Decrease in receivables                            (2,843,018)            140,292
              Decrease in inventories                                       1,324,246           2,728,387
              Decrease (Increase) in prepaid expenses
                  and other current assets                                     28,398             (95,138)
              Increase in accounts payable                                    415,482             227,803
              Decrease in accrued salaries, wages
                  and commissions                                                (819)            (39,777)
              Decrease in accrued employee
                  insurance costs                                              (1,646)            (55,432)
              Increase (Decrease) in other accrued expenses                       375              (3,689)
              Increase in vacation accrual                                     35,771               3,329
              Increase (Decrease) in payroll & other
                  taxes withheld and accrued                                    6,903              (8,974)
              Increase in income taxes payable                                154,933             171,334
              Increase in ESOP contributions                                  409,541             404,814
                                                                          -----------         -----------
                             Net cash provided by
                             operating activities                             383,502           4,391,658
                                                                          -----------         -----------
Cash Flows From Investing Activities:

       Proceeds from sale of investment securities                            403,188             399,128
       Additions to property, plant & equipment                              (390,024)           (330,975)
       Proceeds on sale of assets, net                                              -              11,950
                                                                          -----------         -----------
                             Net cash provided by
                             investing activities                              13,164              80,103
                                                                          -----------         -----------
Cash Flows From Financing Activities:

       Dividends on common stock                                             (230,594)           (230,888)
       Purchase of treasury stock                                            (304,188)                  -
       Proceeds from exercise of stock options                                 13,250              33,126
                                                                          -----------         -----------
                             Net cash used in
                             financing activities                            (521,532)           (197,762)
                                                                          -----------         -----------
(Decrease) Increase in cash and cash equivalents                             (124,866)          4,273,999
Cash and cash equivalents, beginning of period                              9,192,962           5,200,735
                                                                          -----------         -----------
Cash and cash equivalents, end of period                                    9,068,096           9,474,734
                                                                          -----------         -----------
Income Taxes Paid                                                         $         -         $    42,238
                                                                          ===========         ===========
Noncash Financing Activities
       Dividends Payable                                                  $         -         $    77,209
                                                                          ===========         ===========


See accompanying notes to the consolidated financial statements

                         ESPEY MFG. & ELECTRONICS CORP.

                   Notes to Consolidated Financial Statements

                               -------------------

1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation for results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 2002 Form 10-K.

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

     As   of March 31, 2003 there were 209,550 shares allocated to participants.


6.   Total comprehensive income consists of:


                                                     Three Months Ended                Nine Months Ended
                                                          March 31,                        March 31,
                                                        2003          2002              2003          2002
                                                    --------      --------            ------        ------

Net income                                          $575,586      $212,644          $464,797      $498,333

Accumulated other comprehensive income:

Unrealized gain (loss) on
available for sale securities                              -       (11,440)                -         9,360
                                                    --------      --------         ---------      --------

Total comprehensive income                          $575,586      $201,204          $464,797      $507,693
                                                    ========      ========         =========      ========

7. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (FAS 148) "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for the Plan. Under APB 25, the Company uses the intrinsic value method of accounting for stock options. The initial impact of FAS 148 on pro forma earnings per share may not be representative of the effect on income in future years because options vest over several years and additional option grants may be made each year.


     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                   3 Months Ended            9 Months Ended
                                      March 31                   March 31
                                2003          2002         2003          2002
                             -----------------------      ----------------------

Net income as reported       $  575,586   $  212,644   $  464,797   $   498,333

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related  tax effects             (9,176)      (8,479)     (27,216)      (24,893)
                             ----------   ----------   ----------   -----------
Pro forma net income         $  566,410   $  204,165   $  437,581   $   473,440
                             ==========   ==========   ==========   ===========

Earnings per share:

    Basic-as reported        $      .56   $      .20   $      .45   $       .48
                             ==========   ==========   ==========   ===========
    Basic-pro forma          $      .55   $      .20   $      .43   $       .46
                             ==========   ==========   ==========   ===========


    Diluted-as reported      $      .56   $      .20   $      .45   $       .48
                             ==========   ==========   ==========   ===========
    Diluted-pro forma        $      .55   $      .20   $      .43   $       .46
                             ==========   ==========   ==========   ===========

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

Contract accounting requires judgment relative to estimating costs and making assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation of cost at completion. When a change in contract value or estimated cost is determined, changes are reflected in current period earnings.

Results of Operations

Net sales for the nine months ended March 31, 2003, (fiscal 2003) were $15,573,319 as compared to $14,401,620 for the same period in 2002, an 8% increase. Net sales for the three months ended March 31, 2003 were $5,707,503 as compared to $4,616,587 for the same period in 2002, a 24% increase. The Company's increase in sales for the three and nine month periods ended March 31, 2003, as compared to March 31, 2002, is due to an increase in power supply, transmitter, and transformer component shipments.

During the first nine months of fiscal 2003 gross profits increased to $1,937,073 as compared with $1,901,170 for the first nine months of fiscal 2002. The increase in gross profit for the nine-month period ended March 31, 2003, as compared to the nine months ended March 31, 2002, was the result of an 8% increase in sales partially offset by higher cost of sales as a percentage of total sales for the period. The cost of sales increase was primarily due to higher engineering and prototype development costs.

Net income for the nine months ended March 31, 2003 was $464,797 or $.45 per share compared to $498,333 or $.48 per share for the corresponding period ended March 31, 2002. The decrease in net income for the nine-month period was caused by an increase of $117,000 in selling, general and administrative expenses partially offset by the slight increase in gross profit. (See discussion below on selling, general and administrative costs)

For the three months ended March 31, 2003 gross profit increased to $1,223,106 as compared to $700,016 for the same period in 2002. For the three months ended March 31, 2003 net income increased to $575,586 as compared to $212,644 for the same period in 2002. The increase in gross profit and net income for the three-month period ended March 31, 2003 as compared to the same period last year was the result of a 24% increase in sales and a favorable mix of product shipments. The favorable product mix occurred as the Company, during this three-month period, shipped more production orders, which normally have higher profit margins, than engineering design and prototype development orders.

Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed in a cost effective manner. Employment at March 31, 2003 was 192 people compared to March 31, 2002 when 189 people were employed.

The backlog at March 31, 2003 was approximately $ 22.6 million a decrease of approximately $3.6 million from the prior year. Management continues to market the engineering capabilities and products of the Company. Currently, approximately $30 million in quotations are outstanding to various customers of the Company. New orders for the quarter totaled approximately $2.8 million.

Selling, general and administrative expenses were $1,446,007 for the nine months ended March 31, 2003, an increase of $116,523, or 8.8%, as compared to the nine months ended March 31, 2002. Selling, general and administrative expenses were $479,353 for the three months ended March 31, 2003, an increase of $71,003, or 17.4%, compared to the three months ended March 31, 2002. The increase is primarily due to an increase in selling, energy, and insurance costs.

Other income for the nine months ended March 31, 2003 decreased as compared to the nine months ended March 31, 2002 due to lower interest income for both periods associated with lower interest rates. Other income for the three months ended March 31, 2003 increased to $23,695 as compared to $12,118 for the three months ended March 31, 2002. This increase is due to a loss on disposal of fixed assets during the 2002 third quarter. The Company does not believe there is significant risk associated with its investment policy, since a majority of the investments are preferred equity securities and a money market account.


Liquidity and Capital Resources

As of March 31, 2003, the Company had working capital of $ 23.7 million compared to $23.0 million at March 31, 2002. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and cash equivalents.

The table below presents the summary of cash flow for the periods indicated:

                                                                             Nine Months Ended March 31,
                                                                            -----------------------------
                                                                              2003                2002
                                                                            --------            --------

Net cash provided by operating activities                                   $383,502          $4,391,658
Net cash provided by investing activities                                     13,164              80,103
Net cash used in financing activities                                       (521,532)           (197,762)


Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. The decrease in net cash provided by investing activities is due to the increase in additions to plant, property and equipment. The increase in net cash used in financing activities is due to increased treasury stock purchases.

The Company currently believes that the cash generated from operations and when necessary, from cash and cash equivalents or advance payments from customers, will be sufficient to meet its long-term funding requirements. Management if necessary, has at its disposal an uncommitted $3,000,000 line of credit to help fund further growth. For the first nine months of fiscal 2003 capital expenditures were approximately $390,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Consolidated Statements of Income the offsetting items of interest income and interest expense relating to ESOP.

During the nine months ended March 31, 2003 and 2002, the Company repurchased 15,518 shares of its common stock from the Company's ESOP and through other public transactions for a total of $303,188. As of March 31, 2003, under existing Board authorization, $992,267 could be utilized to repurchase shares of company stock. As of March 31, 2003, 1,000 stock options were exercised under the Company's existing stock option plan.


New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not intend to adopt the transition provisions of the Statement and has made all required disclosures as of March 31, 2003.


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

 May 7, 2003
---------------
     Date

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

         Date: May 7, 2003

                                              /s/Howard Pinsley
                                              ----------------------------------
                                              Howard Pinsley,
                                              President and
                                              Chief Executive Officer

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

         Date: May 7, 2003

                                              /s/David A. O'Neil
                                              ----------------------------------
                                              David A. O'Neil,
                                              Treasurer and
                                              Principal Financial Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Espey Mfg. & Electronics Corp. (the "Company"), I, Howard Pinsley, President and Chief Executive Officer of the Company, certify , pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company

Date: May 7, 2003


                                              /s/Howard Pinsley
                                              ----------------------------------
                                              Howard Pinsley,
                                              President and
                                              Chief Executive Officer




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

Date: May 7, 2003


                                              /s/David A. O'Neil
                                              ----------------------------------
                                              David A. O'Neil,
                                              Treasurer and
                                              Principal Financial Officer