Form 10-K
ESPEY MFG & ELECTRONICS CORP
filed 2003-09-03
CIK 33533

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10 - K


[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For  the transition period from to


                           Commission File No. 1-4383

                         Espey Mfg. & Electronics Corp.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           New York                                    14-1387171
 -------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)


               233 Ballston Avenue, Saratoga Springs, NY   12866
 -------------------------------------------------------------------------------
           (Address of principal executive offices including Zip Code)


        (Registrant's telephone number including area code) (518)245-4400


                                               Name of Each Exchange
     Title of Each class                        on Which Registered
     -------------------                       ---------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $20,505,314 as of August 29, 2003 based upon the closing sale price of $20.30 on the American Stock Exchange on August 29, 2003.

The number of shares of common stock outstanding as of August 29, 2003 was 1,010,114.

                                     PART I

Item 1.      Business.

General

Espey Mfg. & Electronics Corp. (the "Company") is engaged principally in the development, design, production and sale of specialized electronic power supplies, a wide variety of transformers and other types of iron-core components, and electronic system components. In some cases, the Company manufactures such products in accordance with pre-developed mechanical and electrical requirements ("build to print"). In other cases, the Company is responsible for both the overall design and manufacture of the product. The Company does not generally manufacture standardized components. The Company operates a one-segment business and was incorporated in 1928.

The electronic power supplies and components manufactured by the Company find application principally in (i) shipboard and land based radar, (ii) locomotives,
(iii) aircraft, (iv) short and medium range communication systems, (v) navigation systems, (vi) land based military vehicles.

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

In the fiscal year ended June 30, 2003 (referred to herein as "2003"), the Company's total sales were $19,773,411. Sales to two domestic customers and one foreign customer accounted for 25%, 19% and 12% and 26%, 21%, and 14%, of total sales in 2003 and 2002, respectively. Sales to two domestic customers accounted for 40% and 20% respectively, of total sales in 2001.

Export sales in 2003, 2002 and 2001 were approximately $ 7,100,000, $6,600,000, and $8,700,000, respectively. The Company has a foreign sales corporation.

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

Sales Backlog

At August 29, 2003, the Company's backlog was approximately $23.1 million. The total backlog at June 30, 2003 was approximately $21.4 million as compared to approximately $24.6 million at June 30, 2002. The Company's backlog is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

It is presently anticipated that a minimum of $19 million of orders comprising the June 30, 2003 backlog will be filled during the fiscal year ending June 30, 2004. The minimum of $19 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2004. The estimate of the June 30, 2003 backlog to be shipped in fiscal 2004 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

Research and Development

The Company's expenditures for research and development were approximately $100,000, $335,000, and $249,000 in 2003, 2002 and 2001, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvement of existing products.

Employees

The number of persons employed by the Company as of August 29, 2003 was 192. Some of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. The current collective bargaining agreement expires on June 30, 2008. The contract includes a 3.75% pay increase in fiscal 2004 through 2007 and no increase for 2008. Relations with the Union are considered good. Union membership at August 29, 2003 was 79 people.

Government Regulations

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in 2003, and the Company believes will not in fiscal year 2004 have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

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

                                PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder
             Matters.

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the American Stock Exchange, the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

         2003                           High                Low
         First Quarter                  20.50              18.48
         Second Quarter                 19.75              18.65
         Third Quarter                  20.75              17.55
         Fourth Quarter                 18.49              17.70

         2002                           High                Low
         First Quarter                  18.98              17.40
         Second Quarter                 20.99              18.45
         Third Quarter                  20.49              19.50
         Fourth Quarter                 20.14              19.90


Holders

The approximate number of holders of record of the common stock was 146 on August 29, 2003 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid a cash dividend on the common stock of $.35, $.30, and $.20 per share for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. The Board of Directors has authorized the payment of a fiscal 2004 first quarter dividend of $.125 payable September 30, 2003. The board also declared a special dividend of .50 per share payable on September 30, 2003.

Item 6. Selected Financial Data.


                                                             ESPEY MFG. & ELECTRONICS CORP.
                                                             Five Years Ended June 30, 2002
                                          ----------------------------------------------------------------------
Selected Income Statement Data            2003             2002            2001             2000           1999
                                      ------------     ------------    ------------     ------------    -----------
Net Sales........................     $ 19,773,411    $ 18,405,213     $ 17,251,640    $ 14,719,818    $ 13,629,692
Operating Income.................        1,146,386         549,139        1,169,271         733,617         690,839
Other income ....................          139,880         179,615          305,833         459,326         441,762
                                      ------------    ------------     ------------    ------------    ------------
         Net income.............           964,700         545,754        1,033,069         782,943         730,601

Income per common share:
  basic and diluted..............     $        .94    $        .53    $       1.00    $        .75     $        .66
                                      ============    ============     ============    ============    ============

Selected Balance Sheet Data

Current Assets...................       26,528,434      25,008,710       23,736,991      22,540,316      22,091,114
Current Liabilities .............        1,841,989       1,278,520        1,063,497       1,329,171       1,274,126
Working Capital..................       24,686,445      23,730,190       22,673,494      21,211,145      20,816,988
Total Assets ....................       29,795,497      28,332,962       27,228,881      26,118,037      25,394,712

Stockholders' equity ............       27,953,508      27,054,442       26,165,384      24,788,866      24,120,586

Cash dividends declared and
  paid per common share..........     $        .35    $        .30    $        .20    $        .20     $        .20
                                      ============    ============     ============    ============    ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales for fiscal years ended June 30, 2003, 2002 and 2001, were $19,773,411, $18,405,213 and $17,251,640, respectively. The 7.4% increase in net sales in 2003 as compared to 2002, is the result of increased shipments of small transformers, certain power supplies, and shipments made on build to print orders. The Company continues to realize the benefits of increased business with existing customers as well as establishing new customer relationships. These relationships have provided for the continued increase in sales that has occurred over the last five years. The sales backlog at June 30, 2003 was approximately $21.4 million. The backlog includes significant orders for land and shipboard high voltage radar power supply/transmitters, industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements. The increase in net sales in 2002 as compared to 2001 was the result of an increased sales order backlog. Significant shipments in 2002 included high voltage radar power supply/transmitter components and industrial power supplies.

Net income for fiscal 2003, was $964,700 or $.94 per share compared to $545,754 or $.53 per share for fiscal 2002. The increase in net income per share was due to decreased expenditures made on engineering development contracts, higher sales and favorable product mix. The decrease in engineering development expenditures occurred naturally as the related programs moved from the engineering design phase into the production phase of the associated contracts. The increase in earnings was partially offset by an increase in selling, general and administrative expenses. Net income for fiscal 2002, was $545,754 or $.53 per share compared to net income of $1,033,069 or $1.00 per share for fiscal 2001. The net income decrease in 2002 was due to increased expenditures made on engineering development contracts. These contracts are for the development of new technologies which, if successful, should significantly enhance the Company's power supply product offerings and operating income in the future.

For fiscal years ended June 30, 2003, 2002 and 2001 gross profits were $3,097,861, $2,300,994 and $3,061,730, respectively. The increase in gross profit between 2003 and 2002 was predominately due to an increase in net sales and favorable product mix. The decrease in gross profit between 2002 and 2001 was due to increased expenditures made on engineering development contracts as discussed above.

Selling, general and administrative expenses were $ 1,951,475 for the fiscal year ended June 30, 2003, an increase of $199,620, or 11.4% as compared to the prior year.

This increase is mainly attributable to an increase in insurance premiums and increased selling expenses. Selling, general and administrative expenses were $1,751,855 for the year ended June 30, 2002, a decrease of $140,604, or 7.4% as compared to the prior year. The decrease is primarily related to an overall decrease in travel, freight and labor costs caused by a decrease of approximately five full-time equivalent employees.

Total other income in fiscal 2003, as compared to 2002 declined as expected, as the Company sold its higher interest bearing preferred securities, and interest rates continued to decline. Total other income in fiscal 2002, as compared to 2001 declined as expected as interest rates were also lower in fiscal 2002.

Business Outlook

The Company continues to increase net sales while also maintaining a sizable sales backlog. The sales backlog of $23.1 million as of August 29, 2003 gives the Company a solid base to grow from. In addition to the backlog, the Company currently has outstanding quotations in excess of $33 million for both repeat and new programs. The Company has received major contracts for pre-engineered hardware. The Company also expects to receive substantial orders for spare parts on the various types of transmitters which are already in the field, a number of contracts for further development and manufacture of numerous power supplies, transformers and additional contracts for pre-engineered hardware.

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

The Company's working capital as of June 30, 2003, 2002 and 2001 was $24,686,445, $23,730,190 and $22,673,494, respectively. During 2003, 2002 and
2001 the Company repurchased 15,918, 0, and 4,170 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") and in other public transactions, for a total purchase price of $311,468, $0 and $70,890, respectively. Under existing authorizations from the Company's Board of Directors, as of August 29, 2003, management is authorized to purchase an additional $814,895 of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

                                                         2003            2002
                                                      -----------    -----------

Net cash provided by operating activities............ $ 1,936,468    $ 3,656,911
Net cash provided by investing activities............     523,370        576,916
Net cash used in financing activities ...............     656,317        241,601


Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchases of inventory, receipt of progress payments, level of sales and payments of accounts payable. Net cash provided by investing activities decreased in fiscal 2003 due to slightly higher additions of plant equipment. The increase in cash used in financing activities is due primarily to the increase in the amount of treasury stock purchased during 2003 as compared to 2002.

The Company believes that the cash generated from operations and when necessary, from existing cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

Management believes that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company does business. Historically, bad debt expense has been minimal.

During fiscal year 2003 and 2002, the Company expended approximately $438,000 and $394,000, respectively, for plant improvements and new equipment. The Company has budgeted approximately $350,000 for new equipment and plant improvements in fiscal 2004. Management presently anticipates that the funds required will be available from current operations.

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

Each year the Company makes contributions to the ESOP, which are used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock is allocated to participating employees. As of June 30, 2003, there were 230,562 shares allocated to participants. Dividends attributable to allocated shares were likewise allocated to the participants' accounts, whereas the dividends on unallocated shares were used in part of the loan repayment, thus reducing the Company's required contribution.

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

Report of Independent Auditors

To the Board of Directors and Stockholders of Espey Mfg. & Electronics Corp. and Subsidiary:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. and Subsidiary at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Albany, New York
August 1, 2003



Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Balance Sheets
June 30, 2003 and 2002
-------------------------------------------------------------------------------------------------------------------
                                                                                       2003                 2002
                                                                                   ------------        ------------
ASSETS
Current assets:
         Cash and cash equivalents.........................................        $ 10,996,483        $  9,192,962
         Investment securities.............................................                   -             368,000
                                                                                  -------------       -------------
                           Cash and cash equivalents
                           and investment securities.......................          10,996,483           9,560,962
                                                                                  -------------       -------------
         Trade accounts receivable, net...................................            3,470,895           2,409,706
         Other receivables ..........................................                    11,638              13,413
                                                                                  -------------       -------------
                           Total receivables...............................           3,482,533           2,423,119
                                                                                  -------------       -------------

         Inventories:
                  Raw materials and supplies...............................           1,570,028           1,424,278
                  Work in Process..........................................           3,020,081           4,298,988
                  Costs related to contracts in process,
                  net of progress payments of $3,314,816
                  in 2003 and $2,194,269 in 2002...........................           7,246,158           7,017,529
                                                                                  -------------       -------------
                           Total inventories...............................          11,836,267          12,740,795
                                                                                  -------------       -------------
         Deferred income taxes.............................................              88,643              85,773
         Prepaid expenses and other current assets.........................             124,508             198,061
                                                                                  -------------       -------------
                  Total current assets.....................................          26,528,434          25,008,710
                                                                                  -------------       -------------
Property plant and equipment, at cost......................................          11,608,679          11,175,248
Less accumulated depreciation..............................................          (8,341,616)         (7,850,996)
                                                                                  -------------       -------------
         Net property, plant and equipment.................................           3,267,063           3,324,252
                                                                                  -------------       -------------
                  Total Assets.............................................        $ 29,795,497        $ 28,332,962
                                                                                  =============       =============



LIABILITIES AND STOCKHOLDERS'EQUITY

Current Liabilities:
         Accounts payable  ................................................        $    647,597        $    497,454
         Accrued expenses:
                  Salaries, wages and commissions..........................              88,287              86,881
                  Vacation ................................................             465,815             398,898
                  Employee insurance costs.................................               7,038               6,887
                  Other....................................................              42,361              41,410
         Payroll and other taxes withheld and accrued......................              38,425              37,943
         Income taxes payable..............................................             350,232              88,966
         Deferred income taxes.............................................             202,234             120,081
                                                                                  -------------        ------------
                           Total current liabilities.......................           1,841,989           1,278,520
                                                                                  -------------        ------------
Stockholders' equity
         Common stock, par value $.33-1/3 per share Authorized 10,000,000 shares; Issued 1,514,937 shares in 2003 and 2002, outstanding
              1,019,643
              and 1,034,561 shares in 2003 and 2002........................             504,979             504,979
         Capital in excess of par value....................................          10,459,278          10,465,878
         Accumulated other comprehensive loss..............................                   -             (29,079)
         Retained Earnings ......................................                    25,458,400          24,848,858
                                                                                  -------------        ------------
                                                                                     36,422,657          35,790,636
         Less common stock subscribed......................................            (558,662)         (1,117,325)
         Cost of 495,294 and 480,376 shares of
              common stock in treasury in 2003
              and 2002, respectively.......................................          (7,910,487)         (7,618,869)
                                                                                  -------------        ------------
                           Total stockholders' equity......................          27,953,508          27,054,442
                                                                                  -------------        ------------
                           Total liabilities and
                           stockholders' equity............................        $ 29,795,497        $ 28,332,962
                                                                                  =============        ============

The accompanying notes are an integral part of the consolidated financial statements.


Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Income
Years Ended June 30, 2003, 2002 and 2001
-------------------------------------------------------------------------------------------------------------------
                                                                   2003               2002                2001
                                                               ------------        ------------       -------------
Net sales.................................................      $19,773,411         $18,405,213         $17,251,640
Cost of sales............................................        16,675,550          16,104,219          14,189,910
                                                               -----------         -----------          -----------
                  Gross profit............................        3,097,861           2,300,994           3,061,730

Selling, general and
     administrative expenses..............................        1,951,475           1,751,855           1,892,459
                                                               -----------         -----------          -----------
                  Operating income........................        1,146,386             549,139           1,169,271

Other income
                  Interest and dividend income............          140,000             199,050             271,935
                  Other income/loss.......................             (120)            (19,435)             33,898
                                                               -----------         -----------          -----------

                  Total other income......................          139,880             179,615             305,833
                                                               -----------         -----------          -----------
                  Income before income taxes..............        1,286,266             728,754           1,475,104

Provision for income taxes ...............................          321,566             183,000             442,035
                                                               -----------         -----------          -----------
                  Net income..............................      $   964,700         $   545,754         $ 1,033,069
                                                               ============        ============         ===========
Income per common share;
         Net income per common share -
                  basic and diluted ......................      $       .94         $       .53         $      1.00
                                                               ============        ============         ===========
         Weighted average outstanding shares:
                  Basic...................................        1,025,200           1,030,556           1,031,403
                                                               ============        ============         ===========
                  Diluted.................................        1,027,686           1,034,904           1,033,989
                                                               ============        ============         ===========


The accompanying notes are an integral part of the consolidated financial statements.



Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Years Ended June 30, 2003, 2002 and 2001
-------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                                                                            Other
                                                                         Capital in      Comprehen-
                                                          Common         Excess of      sive income     Retained
                                                           Stock          par Value        (Loss)        Earnings
                                                       -----------       -----------    -----------     -----------
Balance as of June 30, 2000                                504,979       $10,496,287      $(107,221)    $23,775,433
                                                       -----------       -----------    -----------     -----------
Comprehensive income:
                  Net income, 2001                                                                        1,033,069
                  Other comprehensive income,
                    net of tax benefit of $30,660                                            56,941

Comprehensive income

Dividends paid on common stock
   $.20 per share                                                                                          (206,309)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    5,043

Purchase of treasury stock

Reduction of common stock subscribed
                                                       -----------       -----------    -----------     -----------
Balance as of June 30, 2001                                504,979        10,496,287        (50,281)     24,607,239
                                                       -----------       -----------    -----------     -----------
Comprehensive income:
                  Net income, 2002                                                                          545,754
                  Other comprehensive income,
                    net of tax benefit of $9,940                                             21,202

Comprehensive income

Stock option exercises                                                       (30,409)

Dividends paid on common stock
   $.30 per share                                                                                          (309,176)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    5,041

Purchase of treasury stock

Reduction of common stock subscribed
                                                       -----------       -----------    -----------     -----------
Balance as of June 30, 2002                                504,979        10,465,878        (29,079)     24,848,858
                                                       -----------       -----------    -----------     -----------
Comprehensive income:
                  Net income, 2003                                                                          964,700
                  Other comprehensive gain,
                    net of tax benefit of $15,599                                            19,589
                  Reclassification adjustment                                                 9,490

Comprehensive income

Stock option exercises                                                        (6,600)

Dividends paid on common stock
   $.35 per share                                                                                          (358,099)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    2,941

Purchase of treasury stock

Reduction of common stock subscribed
                                                       -----------       -----------    ------------    -----------
Balance as of June 30, 2003                                504,979       $10,459,278    $        --     $25,458,400
                                                       ===========       ===========    ============    ===========



                                                         Common               Treasury Stock                Total
                                                         Stock          ---------------------------     Stockholders'
                                                       Subscribed         Shares           Amount          Equity
                                                       -----------       -----------    ------------    -----------

Balance as of June 30, 2000                             (2,234,650)          481,306     $(7,645,962)   $24,788,866
                                                        -----------        -----------   ------------   -----------

Comprehensive income:
                  Net income, 2001                                                                        1,033,069
                  Other comprehensive loss,
                    net of tax benefit of $30,660                                                            56,941
                                                                                                        -----------
Comprehensive income                                                                                      1,090,009

Dividends paid on common stock
   $.20 per share                                                                                          (206,309)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    5,043

Purchase of treasury stock                                                   4,170           (70,890)       (70,890)

Reduction of common stock subscribed                     558,663                                            558,663
                                                       -----------       -----------    ------------    -----------
Balance as of June 30, 2001                             (1,675,987)          485,476      (7,716,853)    26,165,384
                                                       -----------       -----------    ------------    -----------
Comprehensive income:
                  Net income, 2002                                                                          545,754
                  Other comprehensive income,
                  net of tax benefit of $9,940                                                               21,202
                                                                                                        -----------
Comprehensive income                                                                                        566,956

Stock option exercises                                                        (5,100)         97,984         67,575

Dividends paid on common stock
   $.30 per share                                                                                          (309,176)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    5,041

Reduction of common stock subscribed                       558,662                                          558,662

                                                       -----------       -----------     -----------    -----------
Balance as of June 30, 2002                             (1,117,325)          480,376      (7,618,869)    27,054,442
                                                       -----------       -----------     -----------    -----------

Comprehensive income:
                  Net income, 2003                                                                          964,700
                  Other comprehensive gain,
                    net of tax benefit of $15,599                                                            19,589
                  Reclassification adjustment                                                                 9,490
                                                                                                        -----------
Comprehensive income                                                                                        993,779

Stock option exercises                                                        (1,000)         19,850         13,250

Dividends paid on common stock
   $.35 per share                                                                                          (358,099)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    2,941

Purchase of treasury stock                                                    15,918        (311,468)      (311,468)

Reduction of common stock subscribed                       558,663                                          558,663
                                                       -----------       -----------    ------------    -----------
Balance as of June 30, 2003                               (558,662)          495,294     $(7,910,487)   $27,953,508
                                                       ===========       ===========    ============    ===========



The accompanying notes are an integral part of the consolidated financial statements.


Espey Mfg. & Electronics Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended June 30, 2003, 2002 and 2001
-------------------------------------------------------------------------------------------------------------------
                                                                       2003                2002            2001
                                                                   -------------      -----------       -----------
Cash flows from operating activities:
     Net income...........................................         $     964,700      $   545,754       $ 1,033,069

     Adjustments to reconcile net income to net cash provided by (used in) operating activities:

           Tax effect of dividends on
              unallocated ESOP shares.....................                 2,941            5,043             5,043

           Depreciation  .................................               495,670          513,470           604,988

           Loss on sale of investment securities..........                15,817              --                --

           Gain (loss) on disposal of assets..............                   --            35,782            (4,272)

           Deferred income tax expense....................                57,359          112,097           188,709

           Change in assets and liabilities

                 (Increase) decrease in trade account
                 receivables, and other receivables, net..            (1,059,414)         145,370         1,582,974

                Decrease (increase)in inventories, net....               904,528        2,191,882          (106,225)

                Decrease (increase) in prepaid
                  expenses and other current assets.......                73,553          (46,181)           93,621

                Increase (decrease) in
                  accounts payable........................               150,143          162,682          (206,864)

                Increase (decrease) in accrued
                  salaries, wages and commissions.........                 1,406          (37,200)         (120,784)

                Increase (decrease) in accrued
                  employee insurance costs................                   150          (54,911)           (3,396)

                Increase in other accrued expenses........                   951            3,699            16,602

                Increase in vacation accrual..............                66,916           53,352            65,053

                Increase (decrease) in payroll and
                  other taxes withheld and accrued........                   482           (1,454)          (12,402)

                Increase (decrease) in income
                  taxes payable...........................               261,266           27,526           (62,635)
                                                                   -------------      -----------       -----------
                      Net cash provided by
                         operating activities............           $  1,936,468      $ 3,656,911       $ 3,073,481
                                                                    ------------      -----------       -----------



Cash flows from investing activities

     Proceeds from maturity of investment
       securities.........................................               403,188          399,869               --

     Additions to property, plant and equipment...........              (438,481)        (393,865)         (536,748)

     Proceeds on sale of assets...........................                  --             12,250            15,350

     Reduction of common stock subscribed.................               558,663          558,662           558,662
                                                                   -------------      -----------       -----------
                      Net cash provided by
                         investing activities.............               523,370          576,916            37,264
                                                                   -------------      -----------       -----------
Cash flows from financing activities

     Dividends on common stock............................              (358,099)        (309,176)         (206,309)

     Purchase of treasury stock..........................               (311,468)             --            (70,891)

     Proceeds from exercise of stock options..............                13,250           67,575               --
                                                                   -------------      -----------       -----------
                      Net cash used in
                         financing activities.............              (656,317)        (241,601)         (277,200)
                                                                   -------------      -----------       -----------
Increase in cash and cash equivalents.....................             1,803,521        3,992,226         2,833,545

Cash and cash equivalents, beginning of the year..........             9,192,962        5,200,736         2,367,191
                                                                   -------------      -----------       -----------
Cash and cash equivalents, end of the year................         $  10,996,483      $ 9,192,962       $ 5,200,736
                                                                   =============      ===========       ===========
Supplemental disclosures of cash flow information:
     Income taxes paid....................................         $          --      $     62,238      $   295,000
                                                                   =============      ============      ===========


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

2.   Summary of Significant Accounting Policies

     Inventory Valuation, Cost Estimation and Revenue Recognition Raw materials are valued at weighted average cost.

     Inventoried work relating to contracts in process and work in process is valued at actual production cost, including factory overhead incurred to date. Work in process represents spare units, parts and other inventory items acquired or produced to service units previously sold or to meet anticipated future orders. The cost elements of contracts in process and work in process consist of production costs of goods and services currently in process and overhead. Provision for losses on contracts is made when the existence of such losses becomes evident. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months.

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

     Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks, certificates of deposit, and money market accounts.

     Investment Securities
     The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Investment securities at June 30, 2002 consist of corporate equity securities. The Company classifies corporate equity securities as available-for-sale.

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

     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued

     Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Standard addresses the recognition, measurement and reporting costs that are associated with exit or disposal activities. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the financial statements

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption did not have a material impact on the financial statements.

     In April 2003, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

     In May 2003, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on the financial statements.

     Concentrations of Risk
     The market for our defense electronics products is largely dependent on the availability of new contracts from the United States and foreign governments to prime contractors to which we provide components. Any decline in expenditures by the United States or foreign governments may have an adverse effect on our financial performance.

     Also, our international sales are denominated in United States currency. Consequently, changes in exchange rates that strengthen the United States dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitor's products.

Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.   Investment Securities

     Investment securities at June 30, 2002 consist of corporate equity securities, which are classified as available-for-sale securities, and recorded at market value. The cost, gross unrealized holding losses and fair value of available-for-sale securities at June 30, 2002 are as follows:

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



     The change in unrealized holding loss on available for sale investment securities net of tax was $ 20,460 in 2002. During 2003 the Company sold its only corporate equity security for $403,188. During 2002 the Company sold an equity security with a cost basis of $400,000 for $399,128 in net proceeds.

4.   Contracts in Process

     Contracts in process at June 30, 2003 and 2002 are as follows:

                                                        2003                2002
                                                    -------------       ------------

     Gross contract value                           $ 21,370,490        $ 24,644,653

     Costs related to contracts in process,
     net of progress payments of $3,314,816
     in 2003 and $2,194,269 in 2002                 $  7,246,158        $  7,017,529



     Included in costs relating to contracts in process at June 30, 2003 and 2002 are costs of $1,460,338 and $1,999,616, respectively, relative to contracts that may not be completed within the ensuing year. Under the unit-of-delivery method, the related sale and cost of sales will not be reflected in the statement of income until the units under contract are shipped.

5.   Property, Plant and Equipment

     A summary of the original cost of property, plant and equipment at June 30, 2003 and 2002 is as follows:

                                                              2003               2002
                                                         -------------     ------------

        Land                                              $     45,000     $     45,000
        Building and improvements                            3,981,689        3,813,343
        Machinery and equipment                              7,273,596        7,011,192
        Furniture, fixtures and office equipment               308,394          305,713
                                                         -------------     ------------
                                                         $  11,608,679     $ 11,175,248
                                                         =============     ============


     Estimated useful lives of depreciable assets are as follows:

        Buildings and improvements                       10 - 25 years
        Machinery and equipment                           3 - 10 years
        Furniture, fixtures and office equipment              10 years

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.   Line of credit

     At June 30, 2003, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest at the borrower's choice of (I) prime minus .75% or (II) LIBOR plus 1.80% for periods of 1, 2, or 3 months. Any borrowing under the line of credit will be collateralized by accounts receivable.

7.   Research and Development Costs

     Research and development costs charged to cost of sales during the years ended June 30, 2003, 2002 and 2001 were approximately $100,000, $335,000, and $249,000, respectively.

8.   Pension Expense

     Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions are based upon hours worked at a specified rate and amounted to $93,066 in 2003, $83,778 in 2002, and $92,662 in 2001.

9.   Provision for Income Taxes

     A summary of the components of the provision for income taxes for the years ended June 30, 2003, 2002 and 2001 is as follows:


                                                           2003            2002           2001
                                                         ---------      ---------       ---------
        Current tax expense (benefit)-federal            $ 252,961      $  49,653       $ 257,400
        Current tax expense - state                         11,246          1,383          17,000
        Deferred tax expense (benefit)                      57,359        131,964         167,635
                                                         ---------      ---------       ---------
                                                         $ 321,566      $ 183,000       $ 442,035
                                                         =========      =========       =========

     Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with SFAS No. 109.

     The combined U.S. federal and state effective income tax rates of 25%, 25%, and 30.0%, for 2003, 2002 and 2001 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:


                                                           2003     2002    2001
                                                          ------   -----   -----
        U.S. federal statutory income tax rate            34.0%    34.0%   34.0%
        Increase (reduction) in rate
             resulting from:
                 Dividends received deduction             (1.0)     (1.0)   (0.8)
                 State franchise tax, net of federal
                      income tax benefit                   1.0      1.1     1.4
                 Foreign sales corporation benefit        (5.0)     (7.3)   (4.7)
                 Other                                    (4.0)     (1.7)     .1
                                                         -------    -----   -----
        Effective tax rate                                25.0%     25.1%   30.0%
                                                         =======    =====   =====


     For the years ended June 30, 2003 and 2002 deferred income tax expense of $59,182 and $131,964, respectively, result from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2003 and 2002 are presented as follows:


Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.   Provision for Income Taxes, Continued

                                                                                   2003            2002
                                                                                 --------        --------
        Deferred tax assets:
            Unrealized loss on available-for-sale
                 investment securities.....................................      $     --       $  20,102
            Common stock subscribed - due to difference
                 in interest recognition...................................       142,159         255,983
            Non-deductible accruals........................................       105,443          92,354
            Other..........................................................        16,875          18,353
                                                                                 --------        --------
                          Total deferred tax assets .......................       264,477         386,792
                                                                                 --------        --------
        Deferred tax liabilities:
            Property, plant and equipment - principally due
                 to differences in depreciation methods....................       344,393         376,064
            Inventory - effect on uniform capitalization...................        33,675          45,036
                                                                                 --------        --------
                          Total deferred tax liabilities...................       378,068         421,100
                                                                                 --------        --------
        Net deferred tax (liability)/asset.................................     $(113,591)      $ (34,308)
                                                                                 ========       ==========


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

10.  Significant Customers

     A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customers and one foreign customer accounted for 25%, 19%, and 12%, respectively, of total sales in 2003. Sales to two domestic customers and one foreign customer accounted for 26%, 21%, and 14%, respectively, of total sales in 2002. Sales to two domestic customers accounted for 40% and 20% respectively, of total sales in 2001.

     Export sales aggregated approximately $ 7,100,000, $ 6,600,000, and $8,700,000, for the years ended June 30, 2003, 2002 and 2001, respectively.

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

     If a 15% or larger shareholder should engage in certain self-dealing transactions or a merger with the Company in which the Company is the surviving corporation and its shares of common stock are not changed or converted into equity securities of any other person, or if any person were to become the

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.  Stock Rights Plan, Continued

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

12.  Employee Stock Ownership Plan

     In 1989, the Company established an Employee Stock Ownership Plan (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 in 1989 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Since inception of the Plan, the ESOP has sold or distributed 127,125 shares of the Company's common stock to pay benefits to participants. At June 30, 2003 and 2002, the ESOP held a total of 251,574 and 262,912 shares, respectively, of the Company's common stock, of which 230,562 and 220,888 shares, respectively, were allocated to participants in the Plan.

     The loan from the Company to the ESOP is repayable in annual installments of $1,039,605 including interest, through June 30, 2004. Interest is payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying balance sheets. The Company Espey recognizes the principal payments of the ESOP debt, on a straight-line basis over the term of the note, as compensation expense.

     Each year, the Company makes contributions to the ESOP which are used to make loan payments. With each loan payment, a portion of the common stock is allocated to participating employees. For the periods ended June 30, 2003 and 2002, 21,012 shares were allocated to participants. In 2003, the Company's required contribution of $1,039,605 was reduced by $14,708, which represents the dividends paid on unallocated ESOP shares. The resulting payment of $1,024,897 includes $543,954 classified as compensation expense. In 2002, the Company's required contribution of $1,039,605 was reduced by $18,911, which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $1,020,694 includes $539,752 classified as compensation expense. In 2001, the Company's required contribution of $1,039,605 was reduced by $16,809, which represents the dividends paid on unallocated ESOP shares. The resulting payment of $1,022,796 includes $541,853 classified as compensation expense. All shares purchased by the ESOP are considered to be outstanding for the income per share computations.

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


Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

13.  Stock Options, Continued

     Options granted under the Plan have been granted with exercise prices at fair market value at the grant date and vest over a period of two years.

     Information concerning the plans incentive and non-qualified stock options is as follows:

                                          Option              Option Price
                                          Shares                Per Share
        ------------------------------------------------------------------
        June 30, 1999                          0                  $0.00
        ------------------------------------------------------------------
        Options granted                   11,500                  13.25
        Options canceled                    (800)                 13.25
        Options exercised                 (6,100)                 13.25
        ------------------------------------------------------------------
        June 30, 2000                      4,600                 $13.25
        ------------------------------------------------------------------

        Options granted                   13,100                     17.95
        Options canceled                    (300)                    17.95
        Options exercised                     --                       --
        ------------------------------------------------------------------
        June 30, 2001                     17,400            $13.25 - 17.95
        ------------------------------------------------------------------
        Options granted                   13,000                     19.85
        Options canceled                      --                       --
        Options exercised                     --                       --
        ------------------------------------------------------------------
        June 30, 2002                     30,400            $13.25 - 19.85
        ------------------------------------------------------------------
        Options granted                   14,800                     18.50
        Options canceled                      --                       --
        Options exercised                     --                       --
        ------------------------------------------------------------------
        June 30, 2003                     45,200            $13.25 - 19.85
        ==================================================================


     The table below summarizes information with respect to stock options outstanding as of June 30, 2003:


                                                      Remaining                           Exercise Price of
            Exercise               Options           Contractual          Options            Exercisable
             Prices              Outstanding            Life            Exercisable            Options
        ---------------------------------------------------------------------------------------------------
            $ 13.25                  4,600               6                 4,600               $ 13.25
            $ 17.95                 12,800               7                12,800               $ 17.95
            $ 19.85                 13,000               8                     0                    --
            $ 18.50                 14,800               9                     0                    --
        ----------------------------------------------------------------------------------
        Total                       45,200                                17,400
        ==================================================================================


     The Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the Plan. Under APB 25, no compensation expense has been recognized. Had compensation cost and fair value been determined pursuant to Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," net income would have decreased from $ 964,700 to $927,788, $545,754 to $509,674, and $1,033,069 to $1,018,526 for the years ended June
     30, 2003, 2002 and 2001, respectively. Proforma basic and diluted earnings per share would have been $.91, $.49, and $.99 respectively. The impact of FAS 123 on pro forma earnings per share may not be representative of the effect on income in future years

Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

13.  Stock Options, Continued

     because options vest over several years and additional option grants may be made each year.

     The weighted average fair value of options granted under the plans during fiscal years 2003, 2002, and 2001 was $4.31, $3.93, and $4.67, respectively. The assumptions used for the Black-Scholes model are as follows:

                                                                         2003           2002           2001
                                                                        ------         ------          ------
        Risk-free interest rate.................................          3.5%           4.5%            5.0%
        Expected term...........................................       5 years        5 years         5 years
        Company's expected volatility...........................         20.0%          20.0%           25.0%
        Dividend yield..........................................          2.5%           2.5%            2.5%

14.  Financial Instruments/Concentration of Credit Risk

     The carrying amounts of financial instruments, including cash and cash equivalents, investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2003 and 2002 because of the relatively short maturities of these instruments.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 10, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign Government and certain industrial customers. The related accounts receivable balance represented by three customers was 57% and 39% of the Company's total trade accounts receivable balance at June 30, 2003 and 2002, respectively.

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

15.  Related Parties

     The Company paid a law firm in which a director of the Company is a partner, a total of $22,000, $24,000 and $27,000 for legal services during fiscal years ended June 30, 2003, 2002, and 2001, respectively.



Espey Mfg. & Electronics Corp. and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

16.  Quarterly Financial Information (Unaudited)

                                                    First          Second            Third         Fourth
                                                  Quarter          Quarter          Quarter        Quarter
        2003                                       -------         -------          -------        -------
        Net Sales .........................      $4,491,359      $5,374,456      $5,707,503      $4,200,093
            Gross profit (loss)............         789,221         (75,254)      1,223,106       1,160,788
            Net income (loss)..............         306,545        (417,334)        575,586         499,903

        Net income (loss)
         (per share - basic and
         diluted)..........................            0.30           (0.41)           0.56            0.49


        2002
        Net Sales..........................      $4,585,515      $5,199,517      $4,616,587      $4,003,594
            Gross profit ..................         607,585         593,569         700,016         399,824
            Net income.....................         203,691          81,999         212,644          47,420

        Net income
         (per share - basic and
         diluted)..........................            0.20            0.08            0.20            0.05


        2001
        Net Sales..........................      $4,167,234      $4,184,994      $4,615,137      $4,284,274
            Gross profit ..................         688,261         889,008         694,761         789,699
            Net income.....................         203,420         269,269         205,554         354,826

        Net income (per share -
         basic and diluted) ...............            0.20            0.26            0.20            0.34


                                    PART III

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None

Item 9A. Controls and Procedures

     Within the 90-day period prior to the filing date of this report, an evaluation was conducted under the supervision of and with the participation of Espey's management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that all material information related to the Company and its consolidated subsidiary is made known to them, particularly during the period when our periodic reports are being prepared. Subsequent to the date the Chief Executive Officer and Principal Financial Officer completed their evaluation, there have been no significant changes in our internal controls, or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors

                                    Date Present Term           Other Positions
                                   Expires and Period           and Offices Held
         Name                      Served as Director           With Registrant        Age
         -----                     ------------------           ----------------       ---

         Paul J. Corr              Annual Meeting in             None                   59
                                   December 2005
                                   Director since 1992

         William P. Greene         Annual Meeting in             None                   73
                                   December 2004
                                   Director since 1992

         Carl Helmetag             Annual Meeting in             None                   55
                                   December 2003
                                   Director since 1999

         Barry Pinsley             Annual Meeting in             Non-Executive          61
                                   December 2005                 officer
                                   Director since 1994

         Howard Pinsley            Annual Meeting in             President and Chief    63
                                   December 2003                 Executive Officer
                                   Director since 1992

         Alvin O. Sabo             Annual Meeting in             None                   60
                                   December 2003
                                   Director since 1999

         Seymour Saslow            Annual Meeting in             None                   82
                                   December 2004
                                   Director since 1992

         Michael W. Wool           Annual Meeting in             None                   57
                                   December 2005
                                   Director since 1990



Identification of Executive Officers

                                Positions and
                                Offices Held               Period Served As
       Name                     With Company               Executive Officer               Age
       ----                     -----------------          -----------------               ---

       Howard Pinsley           President and              Served as Vice President-       63
                                Chief Executive            Special Power Supplies
                                Officer                    from April 3, 1992
                                                           until being elected
                                                           as Executive Vice
                                                           President on December
                                                           6, 1997. Elected to
                                                           present office on
                                                           December 10, 1998

       John J. Pompay, Jr.      Vice President-            Since December 6, 1996          68
                                Marketing and Sales

       David A. O'Neil          Treasurer & Principal      Since January 4, 2000.          38
                                Financial Officer          Controller and Assistant
                                                           Treasurer from December 11,
                                                           1998 to January 3, 2000

       Peggy A. Murphy          Secretary                  Since December 11, 1998         45

       Garry M. Jones           Assistant Treasurer        Since August 4, 1988.           63
                                & Principal Accounting     Principal Financial
                                Officer                    Officer from August 4, 1988
                                                           to September 10, 1993

       Timothy A. Polidore      Assistant Treasurer        Since December 8, 2000          43



     The terms of office of Mrs. Peggy A. Murphy, Mr. David A. O'Neil, Mr. Timothy A. Polidore, and Mr. Garry M. Jones are until the next annual meeting of the Board of Directors unless successors are sooner appointed by the Board of Directors. The terms of office of Mr. Howard Pinsley and Mr. John Pompay are subject to the agreements between them and the Company. See "Employment Contracts and Termination of Employment."

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


     Howard Pinsley for more than the past five years has been employed by the Company on a full-time basis as a Program Director prior to being elected Vice President-Special Power Supplies on April 3, 1992. On December 6, 1996, Mr. Pinsley was elected to the position of Executive Vice President. On June 9, 1998 he was elected to the positions of President and Chief Operating Officer. On December 10, 1998 he became the President and Chief Executive Officer.

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

     John J. Pompay, Jr. for more than the past five years has been employed by the Company on a full-time basis as Vice President-Marketing and Sales since December 6, 1996.

     Timothy A. Polidore is currently the Assistant Treasurer of the Company. Mr. Polidore joined the Company on May 17, 1999. Prior to joining the Company he was Accounting Manager for Brinks, Inc.

     Garry M. Jones for more than the past five years has been employed by the Company on a full-time basis as Assistant Treasurer and Principal Accounting Officer since August 4, 1988.

     Directorships

     Howard Pinsley serves as a director of All American Semiconductor Inc.

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











Item 11. Executive Compensation

     The following table summarizes the annual compensation for each of the fiscal years ended June 30, 2003, 2002, and 2001 received by the Company's Chief Executive Officer and the other highest paid executive officers of the Company that received over $100,000 in total compensation as of June 30, 2003.


                           SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                                                   Compensation
                                                                   ------------
                                                                    Securities
Name and                   Fiscal        Annual                     Underlying        All Other
Principal Position          Year         Salary         Bonus       Options(#)      Compensation(1)
------------------         ------        ------         ------     ------------     ---------------

Howard Pinsley               2003         $180,404      $12,500          2,000        $ 19,109
President and                2002         $173,120      $25,000          2,000        $ 11,841
Chief Executive Officer      2001         $172,600      $25,000          2,000        $  9,590

John J. Pompay, Jr.          2003         $160,554      $25,000            800        $ 19,244
Vice President-Sales         2002         $154,340      $25,000            800        $ 12,134
                             2001         $152,938      $25,000            800        $  9,737

David A. O'Neil              2003         $105,490      $10,000            800        $ 10,738
Treasurer and Principal      2002         $ 99,950      $12,500            800        $  9,899
Financial Officer            2001         $ 91,200      $12,500            800        $  7,703




     (1) Represents (a) the cash and market value of the shares allocated for the respective fiscal years under the Company's ESOP to the extent to which each named executive officer is vested, and the Company's matching contribution under the 401K plan.




                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning the grant of stock options to the named executive officers during the year ended on June 30, 2003.


                                                                                                 Potential
                                                                                             Realizable Value
                                                                                                at Assumed
                            Number of        % of Total                                       Rates of Stock
                           Securities          Options                                      Price Appreciation
                           Underlying        Granted to      Exercise                       for Option Term (1)
                            Options         Employees in       Price        Expiration     ---------------------
Name                        Granted          Fiscal Year      ($/SH)           Date        5%($)           10%($)
----------------            --------         ----------       ------          -------      ------          ------

Howard Pinsley                 2,000           13.5%            18.50          2013        60,269           95,968

John J. Pompay Jr.               800            5.4%            18.50          2013        24,107           38,387

David A. O'Neil                  800            5.4%            18.50          2013        24,107           38,387


     (1) Amounts reflect certain assumed rates of appreciation set forth in the Commission's executive compensation disclosure rules. Actual gains, if any, on stock option exercises will depend on future performance of the Common Stock. No assurance can be made that the amounts reflected in these columns will be achieved. The values in these columns assume that the fair market value on the date of grant of each option was equal to the exercise price thereof.
The following table sets forth information concerning unexercised options held on June 30, 2003 by the named executive officers:



     AGGREGATED OPTIONS AT FISCAL YEAR-END AND FISCAL YEAR-END OPTION VALUES


                              Number of Securities             Value of Unexercised
                             Underlying Unexercised                In-the-Money
                                 Options at                         Options at
                              Fiscal Year-End (#)               Fiscal Year-End ($)
Name                        Exercisable/Unexercisable        Exercisable/Unexercisable
-------------               -------------------------       --------------------------
Howard Pinsley                     2,000/4,000                        $0/$0

John J. Pompay Jr.                 1,400/1,600                   $10,680/$0

David A. O'Neil                      800/1,600                        $0/$0




In accordance with the 2000 Stock Option Plan the above options have exercise dates that range from March 1, 2002 through and expiring on March 1, 2013.

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

Employee Retirement Plan and Trust

Under the Company's ESOP, approved by the Board of Directors on June 2, 1989, effective July 1, 1988, all non-union employees of the Company, including the Company's executive and non-executive officers are eligible to participate. The ESOP is a non-contributory plan which is designed to invest primarily in shares of common stock of the Company. Certain technical amendments not considered material were adopted effective as of June 30, 1994 and July 1, 2002.

Of the 230,562 shares of common stock of the Company allocated to participants of the ESOP as of June 30, 2003, 9,984 shares were allocated to John J. Pompay Jr., 9,502 shares were allocated to Howard Pinsley, 1,801 shares were allocated to David A. O'Neil and 3,161 shares were allocated to Barry Pinsley.

Compensation of Directors

The Company's standard arrangement compensates each director of the Company an annual fee in the amount of $12,000 for being a member of the Board of Directors. Each Director that also serves as a member of the Audit Committee is compensated an additional annual fee of $5,000. Each director that serves as a member of the Succession Committee or the Mergers and Acquisition Committee is compensated an additional $2,500 for each committee. These fees are paid monthly to the Directors. Executive officers that also serve on the Company's Board of Directors do not receive director's fees.

Directors are also eligible to receive stock options under the 2000 Stock Option Plan at the discretion of the stock option committee. The stock option committee consists of three appointed board members. For the year ended June 30, 2003 the following options remain granted and unexercised by the Board of Directors in accordance with this Plan.

Name                         Number of Options          Exercise Price Range
----                         -----------------          --------------------
Seymour Saslow                      1,500                   $17.95 - 19.85

Barry Pinsley                       2,200                    13.25 - 19.85

Michael W. Wool                     1,500                    17.95 - 19.85

William P. Greene                     900                    17.95 - 19.85

Paul J. Corr                        1,900                    13.25 - 19.85

Alvin O. Sabo                       1,600                    13.25 - 19.85

Carl Helmetag                       1,300                    13.25 - 19.85

Howard Pinsley                      6,000                    17.95 - 19.85

The above options have exercise dates ranging from March 1, 2002 and expiring on March 1, 2013.

Employment Contracts and Termination of Employment

The Company has an employment contract with John J. Pompay Jr. in connection with his duties as Vice President-Marketing and Sales. The contract was effective as of January 1, 2003, and expires on December 31, 2003 unless the parties mutually agree to extend the agreement. The contract provides for a minimum base annual salary of $156,000 plus commissions at the rate of 3% on all payments received by the Company against Mr. Pompay's open orders booked up to and including December 31, 1996, and 1% on all payments received against orders booked by the Company between January 1, 1997 and December 31, 1998. The contract further provides that if Mr. Pompay's employment is terminated by the Company prior to the expiration date, other than for cause, he will continue to receive his full salary for 27 months and commissions due on his orders when payment is received. The contract also provides for a restrictive covenant of non-competition by Mr. Pompay for a period of two years upon termination for cause or termination of the contract by Mr. Pompay. At the end of the contract term Mr. Pompay has the option to accept at the time of his voluntary resignation as an executive officer, an employment contract as a non-executive officer in which he would receive full compensation for 13 weeks and then for the next 143 weeks receive $1,000 per week for services rendered.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following information is furnished as of August 29,2003 (unless otherwise indicated) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

                                                           Amount and
                                                           Nature of
Title            Name and Address                          Beneficial            Percent of
Class            of Beneficial Owner                       Ownership                Class
-----            -------------------                       ---------                -----

Common Stock     Dimensional Fund                       73,100 - Direct   (1)          7.06%
                 Advisors Inc.
                 1299 Ocean Avenue
                 11th Floor
                 Santa Monica,
                 CA 90401

"                Franklin Advisory                      78,900 - Direct   (2)          7.60%
                 Services, LLC
                 777 Mariners Island Blvd
                 P.O. Box 7777 San Mateo, CA 94403-7777

"                The Adirondack Trust                   244,845 - Direct  (3)         24.24%
                 Company, as Trustee of
                 the Company's Employee
                 Retirement Plan and Trust
                 473 Broadway
                 Saratoga Springs,
                 NY 12866

"                Howard Pinsley                         43,634 - Direct                5.02%
                 233 Ballston Avenue                     9,502 - Indirect (4)
                 Saratoga Springs,
                 NY 12866

(1) The information as to the number of shares of common stock of the Company that may be deemed beneficially owned by advisory clients of Dimensional Fund Advisors Inc. ("Dimensional") is from the Schedule 13G dated December 31, 2002 filed with the Securities and Exchange Commission (the "SEC"). Dimensional, a registered investment advisor, is deemed to have beneficial ownership of 73,100 shares of Espey Mfg. & Electronics Corp. stock as of December 31, 2002, all of which shares are held in Dimensional investment companies, trusts and accounts. Dimensional, in its role as investment advisor and/or manager, disclaims beneficial ownership of all such shares. Dimensional, in its role as investment advisor and/or manager, reported sole voting power with respect to 73,100 shares.

(2) The information as the number of shares of common stock of the Company that may be deemed beneficially owned by Franklin Advisory Services, LLC ("Franklin") is from the Schedule 13G, dated January 30, 2003 filed with the SEC. The Franklin statement indicated that Franklin's investment "advisory subsidiaries," have sole voting and dispositive power with respect to all of the shares of common stock shown in the table above for Franklin. The Franklin statement indicates that the common stock set forth in the table is beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect Franklin investment advisory subsidiaries. The statement also indicated that it filed the Schedule 13G on behalf of itself and Franklin's principal shareholders, Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders"), all of which are deemed beneficial owners of the shares of common stock shown in the above table for Franklin. Franklin and the Principal Shareholders disclaim any economic interest or beneficial ownership in any of the common stock shown in the table for Franklin.

(3) This information is from the Form 4 dated August 22, 2003 filed with the SEC by the Trustee on behalf of the Company's ESOP. The ESOP Trustee has sole voting power with respect to unallocated common shares owned by the Trust, as directed by the ESOP Committee appointed by the Company's Board of Directors. As to the common shares allocated to participants, 223,833 shares as of August, 22, 2003, the ESOP Trustee has the power to vote such shares as directed by such ESOP Committee to the extent the participants do not direct the manner in which such shares are to be voted.

(4) This information is from Form 4 dated July 28, 2003. Indirect shares represent stock being held in the Company ESOP.


Security Ownership

The following information is furnished as of August 29, 2003 (unless otherwise indicated), as to each class of equity securities of the Company beneficially owned by all Directors and Executive Officers and by Directors and Executive Officers of the Company as a Group:


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
Common Stock

$.33-1/3 p.v.      Paul J. Corr                  3,000 - Direct                   *

        "          William P. Greene               100 - Direct                   *

        "          Carl Helmetag                 2,500 - Direct                   *
                                                   500 - Indirect (3)

        "          Gary M. Jones                 4,533 - Indirect (2)             *

        "          Peggy Murphy                  3,210 - Indirect (2)             *

        "          David A. O'Neil               1,600 - Direct                   *
                                                 1,801 - Indirect (2)

        "          Barry Pinsley                37,130 - Direct                   3.89%
                                                 3,161 - Indirect (1,2)

        "          Howard Pinsley               43,634 - Direct                   5.13%
                                                 9,502 - Indirect (2)

        "          Timothy A. Polidore             834 - Indirect (2)             *

        "          John J. Pompay, Jr.           9,984 - Indirect (2)             *

        "          Alvin O. Sabo                     0                            *

        "          Seymour Saslow                7,559 - Direct                   *

        "          Michael W. Wool                 100 - Direct                   *

        "          Officers and Directors       95,623 - Direct                  12.48%
                   as a Group (13 persons)      33,525 - Indirect (1,2,3)


* Less than one percent

     (1) Excludes 2,000 shares owned by the spouse of Barry Pinsley. Beneficial ownership of the shares is disclaimed by Mr. Pinsley

     (2) Includes shares allocated to named director or officer as of June 30, 2003 as a participant in the Company's ESOP. Each such person has the right to direct the manner in which such shares allocated to him or her are to be voted by the ESOP Trustee.

     (3) Includes 500 shares owned by the trust of Molly K. Helmetag. As trustee of the trust, Mr. Helmetag is deemed beneficial owner, as defined in rule 13d-3, of the shares held by the trust. Excludes 806 shares owned by the spouse of Mr. Helmetag. Beneficial ownership is disclaimed by Mr. Helmetag.

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

The Stock Option Committee of the Board of Directors administers the 2000 Plan. The Committee may designate, from time to time, the individuals to whom awards are made under the 2000 Plan, the amount of any such award and the price and other terms and conditions of any such award. The Committee has the full and exclusive power to interpret the 2000 Plan and may, subject to the provisions of the 2000 Plan, establish the rules for its operation.

Item 13 Certain Relationships and Related Transactions

As previously reported, the Company established and sold to the ESOP Trust on June 5, 1989, 331,224 shares of the Company's treasury stock at a price of $26.50 per share, which purchase price was funded by the Company making a cash contribution and loan. Each year, the Company makes contributions to the ESOP, which are used to make loan interest and principal payments to the Company. With each such payment, a portion of the common stock held by the ESOP is allocated to participating employees. As of June 30, 2003, there were 230,562 shares allocated to participants. The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Officers of the Company, (including Howard Pinsley) who is also a director, are eligible to participate in the ESOP and to have shares and cash allocated to their accounts and distributed to them in accordance with the terms of the ESOP.

The Company paid the law firm of Langrock, Sperry & Wool, of which Michael W. Wool, a director of the Company, is a partner, a total of $22,000 for legal services during the fiscal year ended June 30, 2003.

Item 14 Principal Accountant Fees and Services

The information required by this item is included in "Independent Auditors" in our Proxy Statement for our 2003 annual meeting of shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  1. Financial Statements

                  Included in Part II, Item 8, of this report: Reports of
                          Independent Auditors

                          Balance Sheets at June 30, 2003 and 2002

                          Statements of Income for the years ended June 30, 2003, 2002 and 2001

                          Statements of Changes in Stockholders' Equity for the years ended June 30, 2003, 2002 and 2001

                          Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001

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

               3.   Exhibits

                          11.1 Statement re: Computation of Per Share Earnings


                          31.1 Certification of the Chief Executive Officer
                               pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                          31.2 Certification of the Principal Financial Officer
                               pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                          32.1 Certification of the Chief Executive Officer
                               pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          32.2 Certification of the Principal Financial Officer
                               pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          99.1 Press Release dated August 22, 2003

          (b)  Reports on Form 8-K

               None
                                       35

                               S I G N A T U R E S



     Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                ESPEY MFG. & ELECTRONICS CORP.



                                                /s/Howard Pinsley
                                                --------------------------------
                                                Howard Pinsley
                                                President and
                                                Chief Executive Officer



/s/ Howard Pinsley                               President
--------------------------------------          (Chief Executive Officer)
Howard Pinsley                                  August 29, 2003

/s/ David A. O'Neil                             Treasurer
--------------------------------------          (Principal Financial Officer)
David A. O'Neil                                 August 29, 2003

/s/ Garry M. Jones                              Assistant Treasurer
--------------------------------------          (Principal Accounting Officer)
Garry M. Jones                                  August 29, 2003

/s/ Timothy A. Polidore                         Assistant Treasurer
--------------------------------------          (Principal Accounting Officer)
Timothy A. Polidore                             August 29, 2003

/s/ Barry Pinsley                               Director
--------------------------------------          August 29, 2003
Barry Pinsley

/s/ Seymour Saslow                              Director
--------------------------------------          August 29, 2003
Seymour Saslow

/s/ William P. Greene                           Director
--------------------------------------          August 29, 2003
William P. Greene

/s/ Michael W. Wool                             Director
--------------------------------------          August 29, 2003
Michael W. Wool

/s/ Paul J. Corr                                Director
--------------------------------------          August 29, 2003
Paul J. Corr

/a/ Alvin O. Sabo                               Director
--------------------------------------          August 29, 2003
Alvin O. Sabo

/s/ Carl Helmetag                               Director
--------------------------------------          August 29, 2003
Carl Helmetag