Form 10-Q
period 2003-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2003-10-31
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at October 29, 2003
            -------                        --------------------------------
  Common stock, $.33-1/3 par value                   1,014,901 shares

                         ESPEY MFG. & ELECTRONICS CORP.
                          Quarterly Report on Form 10-Q
                                    I N D E X


PART I     FINANCIAL INFORMATION                                            PAGE

           Item 1  Financial Statements:

                     Consolidated Balance Sheets (Unaudited) -
                     September 30, 2003 and June 30, 2003                     1


                     Consolidated Statements of Income (Unaudited) -
                     Three Months Ended September 30, 2003 and 2002           3


                     Consolidated Statements of Cash Flows (Unaudited) -
                     Three Months Ended September 30, 2003 and 2002           4


                     Notes to Consolidated Financial Statements (Unaudited)   5

           Item 2  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              7

           Item 4  Controls and Procedures                                    9



PART II    OTHER INFORMATION                                                 10

           SIGNATURES                                                        10

                         ESPEY MFG. & ELECTRONICS CORP.

                     Consolidated Balance Sheets (Unaudited)

                      September 30, 2003 and June 30, 2003
                      ------------------------------------
                                   A S S E T S


                                                            2003             2003
                                                        September 30        June 30
                                                        ------------      -----------
CURRENT ASSETS:

        Cash and cash equivalents                      $ 10,786,460      $ 10,996,483
        Trade accounts receivable, net                    3,848,681         3,470,895
        Other receivables                                     5,497            11,638

        Inventories:

              Raw materials and supplies                  1,618,575         1,570,028
              Work-in-process                             3,343,417         3,020,081
              Costs relating to contracts in
                  process, net of advance payments of
                  $3,384,257 at September 30, 2003
                  and $ 3,314,816 at June 30, 2003        6,242,468         7,246,158
                                                       ------------      ------------

                            Total Inventories            11,204,460        11,836,267
                                                       ------------      ------------

        deferred income taxes                                90,443            88,643
        Prepaid expenses and other current assets            96,534           124,508
                                                       ------------      ------------

                            Total Current Assets         26,032,075        26,528,434
                                                       ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, NET                        3,210,302         3,267,063
                                                       ------------      ------------

                            Total Assets               $ 29,242,377      $ 29,795,497
                                                       ============      ============



See accompanying notes to the consolidated financial statements.

                                                                     (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.

               Consolidated Balance Sheets (Unaudited), Continued

                       September 30,2003 and June 30, 2003

                      ------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  2003              2003
                                                          September 30           June 30
                                                          ------------       -----------

CURRENT LIABILITIES:

        Accounts payable                                   $   640,324       $   647,597
        Accrued expenses:
                  Salaries, wages and commissions               95,347            88,287
                  Vacation                                     400,365           465,815
                  Employees' insurance costs                     7,462             7,038
                  ESOP payable                                 134,413                --
                  Other                                         17,071            42,361
        Payroll and other taxes withheld and accrued            43,838            38,425
        Income taxes payable                                   198,324           350,232
                                                          ------------       -----------
                          Total Current Liabilities          1,537,144         1,639,755
                                                          ------------      ------------
DEFERRED INCOME TAXES                                          237,234           202,234
                                                          ------------      ------------
                          Total Liabilities                  1,774,378         1,841,989
                                                          ------------      ------------



STOCKHOLDERS' EQUITY:

        Common stock, par value .33-1/3 per share.
        Authorized 10,000,000 shares;
        Issued 1,514,937 on September 30, 2003
          and June 30, 2003, 1,012,714 outstanding
          on September 30, 2003 and 1,019,643 on
          June 30, 2003                                        504,979           504,979

        Capital in excess of par value                      10,444,281        10,459,278
        Retained earnings                                   25,106,418        25,458,400
                                                         -------------      ------------


        Less Common stock subscribed                         (558,662)         (558,662)

        Cost of 502,223 shares on September 30,
           2003 and 495,294 on June 30, 2003
           of common stock in treasury                      (8,029,017)       (7,910,487)
                                                          ------------      ------------
                          Total Stockholders' Equity        27,467,999        27,953,508
                                                          ------------      ------------
                                 Total Liabilities And
                                 Stockholders' Equity     $ 29,242,377      $ 29,795,497
                                                          ============      ============

See accompanying notes to the consolidated financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                  Consolidated Statements of Income (Unaudited)

                 Three Months Ended September 30, 2003 and 2002
             ------------------------------------------------------



                                             Three Months
                                    2003                      2002
                                 -----------              -----------

Net sales                        $ 5,095,317              $ 4,491,359
Cost of sales                      4,195,145                3,702,138
                                 -----------              -----------
         Gross profit                900,172                  789,221

Selling, general and
   administrative expenses           549,803                  429,307
                                 -----------              -----------
         Operating income            350,369                  359,914
                                 -----------              -----------

Other income

         Interest and
           dividend income            23,365                   45,269
         Other income                  1,240                    3,544
                                 -----------              -----------
                                      24,605                   48,813
                                 -----------              -----------

Income before income taxes           374,974                  408,727

Provision for income taxes            94,009                  102,182
                                 -----------              -----------


                  Net Income     $   280,965              $   306,545
                                 ===========              ===========

Income per share:

Basic and diluted
   income per share              $       .28              $       .30
                                 -----------              -----------

Weighted average number
   of shares outstanding
         Basic                     1,016,105                1,034,561
         Diluted                   1,018,805                1,037,460
                                 ===========              ===========



See accompanying notes to the consolidated financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                Consolidated Statements of Cash Flows (Unaudited)
                 Three Months Ended September 30, 2003 and 2002

                                                                    September 30,
                                                               2003               2002
                                                           -----------         -----------
Cash Flows From Operating Activities:

       Net income                                          $   280,965         $   306,545

       Adjustments to reconcile net income to net cash provided by (used in) operating activities:

       Depreciation                                            122,901             121,808
       Deferred income tax payable                              33,200                  --
       Changes in assets and liabilities:
              Increase in receivables, net                    (371,645)         (1,269,579)
              Decrease in inventories                          631,807             272,749
              Decrease in prepaid expenses and
                  other current assets                          27,974              49,317
              (Decrease)Increase in accounts payable            (7,273)            415,536
              Increase in accrued salaries, wages
                  and commissions                                7,060                 500
              Increase in accrued employees'
                  insurance costs                                  424                 156
              Decrease in other accrued expenses               (25,290)             (4,417)
              Decrease in vacation accrual                     (65,450)            (50,277)
              Increase in payroll & other
                  taxes withheld and accrued                     5,413               3,370
              (Decrease)Increase in income taxes payable      (151,908)            102,182
              Increase in ESOP contribution payable            134,413             136,514
                                                           -----------         -----------
                             Net cash provided by
                             operating activities              622,591              84,404
                                                           -----------         -----------
Cash Flows From Investing Activities:

       Additions to property, plant & equipment                (66,140)           (208,217)
                                                           -----------         -----------
                             Net cash used in
                             investing activities              (66,140)           (208,217)
                                                           -----------         -----------
Cash Flows From Financing Activities:

       Dividends on common stock                              (632,946)            (77,592)
       Purchase of treasury stock                             (170,093)                 --
       Proceeds from exercise of stock options                  36,565                  --
                                                           -----------         -----------
                             Net cash used in
                             financing activities             (766,474)            (77,592)
                                                           -----------         -----------
Decrease in cash and cash equivalents                         (210,023)           (201,405)

Cash and cash equivalents, beginning of period              10,996,483           9,192,961
                                                           -----------         -----------
Cash and cash equivalents, end of period                   $10,786,460         $ 8,991,556
                                                           -----------         -----------

Income Taxes Paid                                          $   216,501         $        --
                                                           ===========         ===========


See accompanying notes to the consolidated financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

             Notes to Consolidated Financial Statements (Unaudited)

                               -------------------

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Certain amounts in previously issued consolidated financial statements were reclassified to conform to fiscal 2003 presentations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2003.

Note 2. Earnings per Share

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

Note 3. Employee Stock Ownership Plan

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

As of September 30, 2003 there were 223,833 shares allocated to participants.

Note 4. Other Comprehensive Income

Total comprehensive income consists of:

                                                            Three Months Ended
                                                               September 30,
                                                            2003         2002
                                                          --------     --------
Net income                                                 $280,965    $306,545

Accumulated other comprehensive income:

Unrealized (loss) gain on available for sale securities          --      (1,882)
                                                           --------    --------

Total comprehensive income                                 $280,965    $304,663
                                                           ========    ========

Note 5. Stock Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting as permitted by SFAS No. 123 and as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25, in accounting for its fixed stock option plans. Under this method, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Unearned compensation recognized for restricted stock awards is shown as a separate component of shareholders' equity and is amortized to expense over the vesting period of the stock award using the straight-line method. The Company adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, as required.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

                                                     3 Months Ended
                                                      September 30
                                                2003                   2002
                                              -----------------------------

         Net income as reported              $ 280,965              $ 306,545

         Deduct: Total stock-based
         employee compensation
         expense determined under
         fair value based method
         for all awards, net of
         related  tax effects                   (9,227)                (9,020)
                                             ---------              ---------
         Pro forma net income                $ 271,738              $ 297,525
                                             =========              =========
         Earnings per share:

             Basic-as reported               $     .28              $     .30
                                             =========              =========
             Basic-pro forma                 $     .27              $     .29
                                             =========              =========

             Diluted-as reported             $     .28              $     .30
                                             =========              =========
             Diluted-pro forma               $     .27              $    .29
                                             =========              =========

Note 6. Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's results of operations and financial condition.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

We believe our most critical accounting policies include revenue recognition and cost estimation on our contracts.

Revenue recognition and cost estimation

A significant portion of our business is comprised of development and production contracts. Generally revenue on long-term fixed-price contracts are recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion.

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

Results of Operations

Net sales for the three months ended September 30, 2003 were $5,095,317 as compared to $4,491,359 for the same period in 2002. The $603,958 increase in net sales for the three-month period is mainly due to increased transmitter component shipments.

During the first quarter of fiscal 2004 gross profits as compared with the first quarter of fiscal 2003 remained relatively consistent at 17% of sales. The increase in gross profit to approximately $900,000 from approximately $789,000 was primarily due to the increase in net sales. Included in cost of sales and gross profit is a $453,000 loss on one contract due to significant unexpected costs. Given the current estimate to complete on this contract, management believes the entire amount of the loss has been recorded in current period. Management anticipates that it will be able to maintain or improve the gross profit percentage for fiscal 2004 based on current backlog of orders. Management continues to evaluate the Company's workforce to insure that production and overall execution of backlog orders and additional anticipated orders are successfully performed. Present employment is 193 people.

Selling, general and administrative expenses were $549,803 for the three months ended September 30, 2003, an increase of $120,496, as compared to the three months ended September 30, 2002. This increase was primarily due to an increase in professional fees and insurance costs.

Total other income for the three months ended September 30, 2003 decreased by $24,208, as compared to the three months ended September 30, 2002. The decrease is due to lower interest rates on the Company's money market accounts and the sale of investment securities which paid a higher interest rate in the prior year. The Company believes there is minimal risk associated with its investment policy, since its investments are primarily represented by money market accounts.

Net income for the three months ended September 30, 2003 was $280,965 or $.28 per share compared to $306,545 or $.30 per share for the corresponding period ended September 30, 2002. As discussed above, the increase in gross profit was offset by the increase in selling, general and administrative expense, thus causing a slight decrease in net income.

The Company continues to diversify its customer base and product offerings. The backlog of customer orders at September 30, 2003 was approximately $20,893,000 as compared to approximately $26,239,000 at September 30, 2002.

Liquidity and Capital Resources

As of September 30, 2003, the Company had working capital of $24.3 million compared to $24.7 million at June 30, 2003. The Company meets its short-term financing needs through cash from operations and when necessary, from its existing cash and cash equivalents.

The table below presents the summary of cash flow for the periods indicated:


                                             Three Months Ended September 30,
                                                    2003           2002
                                                    ----           ----

Net cash provided by operating activities        $ 622,591      $  84,404
Net cash used in investing activities            $ (66,140)     $(208,217)
Net cash used in financing activities            $(766,474)     $ (77,592)


Net cash provided by operating activities fluctuates between periods primarily as a result of differences in the level of sales and related net income, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. Net cash used in investing activities represents purchases of fixed assets. Net cash used in financing activities represents dividends on common stock including a special dividend of $.50 per share which was paid on September 30, 2003.

The Company currently believes that its current cash and cash equivalent balances and the cash generated from operations will be sufficient to meet its funding requirements for the next twelve months. Management has in place an uncommitted $3,000,000 line of credit to help fund further growth if needed. For the first quarter of fiscal 2004 capital expenditures were approximately $66,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Consolidated Statements of Income the offsetting items of interest income and interest expenses relating to ESOP. The Company has also eliminated the offsetting accruals and receivables from the Consolidated Balance Sheets.

During the three months ended September 30, 2003 the Company repurchased 9,529 shares of its common stock for a cost of $170,093 and in 2002, the Company did not repurchase any of its common stock. Under existing Board authorization, as of September 30, 2003, $644,802 could be utilized to repurchase the Company's common stock.

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


Item 4. Controls and Procedures

(a) The Company's management, with the participation of the Company's chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

          (b)  Reports on Form 8-K

               Form 8-K filed September 16, 2003 announcing dismissal of PricewaterhouseCoopers LLP as the Company's independent accountants.

               Form 8-K filed September 26, 2003 announcing engagement of KPMG LLP as the Company's independent accountants.



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

29 October 2003
---------------
     Date