Form 10-Q
period 2003-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2004-02-13
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at February 14, 2004
            -------                             --------------------------------
Common stock, $.33-1/3 par value                         1,009,818 shares

                         ESPEY MFG. & ELECTRONICS CORP.
                          Quarterly Report on Form 10-Q
                                    I N D E X

PART I   FINANCIAL INFORMATION                                              PAGE

         Item 1  Financial Statements:

                    Balance Sheets (Unaudited) -
                    December 31, 2003 and June 30, 2003                       1

                    Statements of Operations (Unaudited) -
                    Three and Six Months Ended December 31, 2003 and 2002     3

                    Statements of Cash Flows (Unaudited)-
                    Six Months Ended December 31, 2003 and 2002               4

                    Notes to Financial Statements (Unaudited)                 5

         Item 2  Management's Discussion and Analysis of                      6
                 Financial Condition and Results of Operations.

         Item 4  Controls and Procedures                                      9

PART II  OTHER INFORMATION                                                   10

         SIGNATURES                                                          12

                         ESPEY MFG. & ELECTRONICS CORP.

                           Balance Sheets (Unaudited)

                       December 31, 2003 and June 30, 2003

                                                               2003          2003
                                                            December 31     June 30
                                                            -----------   -----------

ASSETS:

     Cash and cash equivalents                              $10,041,987   $10,996,483
     Trade accounts receivable, net                           4,641,302     3,470,895
     Other receivables                                            5,288        11,638

     Inventories:

         Raw materials and supplies                           1,576,633     1,570,028
         Work-in-process                                      2,695,128     3,020,081
         Costs relating to contracts in process, net of
           advance payments of $2,207,554 at December 31,
           2003 and $3,314,816 at June 30, 2003               6,704,588     7,246,158
                                                            -----------   -----------
                           Total inventories                 10,976,349    11,836,267
                                                            -----------   -----------

     Deferred income taxes                                       91,117        88,643
     Prepaid expenses and other current assets                   13,682       124,508
                                                            -----------   -----------

                           Total current assets              25,769,725    26,528,434
                                                            -----------   -----------

Property, Plant and Equipment, net                            3,194,649     3,267,063
                                                            -----------   -----------

                           Total assets                     $28,964,374   $29,795,497
                                                            ===========   ===========

See accompanying notes to the financial statements.

                                                                     (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.

                       December 31, 2003 and June 30, 2003

                                                                  2003            2003
                                                               December 31       June 30
                                                               ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

     Accounts payable                                          $    462,548    $    647,597
     Accrued expenses:
             Salaries, wages and commissions                        105,304          88,287
             Vacation                                               415,590         465,815
             Employees' insurance costs                               7,772           7,038
             ESOP payable                                           268,825              --
             Other                                                   44,264          42,361
     Payroll and other taxes withheld and accrued                    63,554          38,425
     Income taxes payable                                             2,289         350,232
                                                               ------------    ------------
                           Total current liabilities              1,370,146       1,639,755
                                                               ------------    ------------
Deferred income taxes                                               272,234         202,234
                                                               ------------    ------------
                           Total liabilities                      1,642,380       1,841,989
                                                               ------------    ------------

     Common stock, par value .33-1/3 per share
     Authorized 10,000,000 shares;
     Issued 1,514,937 shares on December 31, 2003 and
         June 30, 2003, outstanding 1,009,818 on
         December 31, 2003 and 1,019,643 on June 30, 2003           504,979         504,979

     Capital in excess of par value                              10,437,396      10,459,278

     Retained earnings                                           25,041,109      25,458,400
                                                               ------------    ------------
                                                                 35,983,484      36,422,657

     Less common stock subscribed                                  (558,662)       (558,662)

     Cost of 505,119 shares on December 31, 2003 and 495,294
         on June 30, 2003 of common stock in treasury            (8,102,828)     (7,910,487)
                                                               ------------    ------------
                           Total stockholder's equity            27,321,994      27,953,508
                                                               ------------    ------------
                                   Total liabilities and
                                   stockholders' equity        $ 28,964,374    $ 29,795,497
                                                               ============    ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                      Statements of Operations (Unaudited)

              Three and Six Months Ended December 31, 2003 and 2002

                                              Three Months                  Six Months
                                           2003          2002           2003          2002
                                       -------------------------    -------------------------
Net Sales                              $ 5,871,675   $ 5,374,456    $10,966,992   $ 9,865,815
Cost of sales                            5,143,799     5,449,710      9,338,943     9,151,848
                                       -----------   -----------    -----------   -----------
       Gross profit (loss)                 727,876       (75,254)     1,628,049       713,967

Selling, general and
   administrative expenses                 684,594       537,346      1,234,397       966,653
                                       -----------   -----------    -----------   -----------
       Operating income (loss)              43,282      (612,600)       393,652      (252,686)
                                       -----------   -----------    -----------   -----------

Other income

       Interest and dividend income         21,865        38,097         45,229        83,366
       Sundry income                        21,574        18,058         22,814        21,602
                                       -----------   -----------    -----------   -----------
                                            43,439        56,155         68,043       104,968
                                       -----------   -----------    -----------   -----------

Income (loss) before income taxes           86,721      (556,445)       461,695      (147,718)

Provision (benefit) for income taxes        25,291      (139,111)       119,300       (36,929)
                                       -----------   -----------    -----------   -----------


                  Net Income (loss)    $    61,430   $  (417,334)   $   342,395   $  (110,789)
                                       ===========   ===========    ===========   ===========



Net income per share:

Basic and dilutive
   Net income (loss) per share         $       .06   $      (.41)   $       .34   $      (.11)
                                       -----------   -----------    -----------   -----------

Weighted average common
   shares outstanding

           Basic                         1,013,077     1,026,090      1,014,591     1,030,326
           Diluted                       1,023,660     1,028,748      1,021,821     1,033,104
                                       ===========   ===========    ===========   ===========

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                      Statements of Cash Flows (Unaudited)
                   Six Months Ended December 31, 2003 and 2002

                                                                           December 31,
                                                                       2003            2002
                                                                   ------------    ------------
Cash flows from operating activities:

     Net income (loss)                                             $    342,395    $   (110,789)

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                       247,339         250,381
     Deferred income tax payable                                         67,526              --
     Changes in assets and liabilities:
         Increase in receivables                                     (1,164,057)     (2,585,209)
         Decrease in inventories                                        859,918       1,466,438
         Decrease in prepaid expenses and other current assets          110,826          24,026
         (Decrease) Increase in accounts payable                       (185,049)        563,191
         Increase in accrued salaries, wages and commissions             17,017          13,614
         Increase (Decrease) in accrued employee insurance costs            734            (536)
         Increase (Decrease) in other accrued expenses                    1,902          (4,411)
         Decrease in vacation accrual                                   (50,225)         (4,464)
         Increase in payroll & other taxes withheld and accrued          25,129          25,212
         Decrease in income taxes payable                              (347,943)        (36,929)
         Increase in ESOP payable                                       268,825         273,028
                                                                   ------------    ------------
                 Net cash provided by (used in)
                 operating activities                                   194,337        (126,448)
                                                                   ------------    ------------
Cash flows from investing activities:

     Additions to property, plant & equipment                          (174,924)       (247,117)
                                                                   ------------    ------------
                 Net cash provided by (used in)
                 investing activities                                  (174,924)       (247,117)
                                                                   ------------    ------------
Cash flows from financing activities:

     Dividends paid on common stock                                    (759,686)       (154,059)
     Purchase of treasury stock                                        (272,328)       (296,455)
     Proceeds from exercise of stock options                             58,105           5,300
                                                                   ------------    ------------
                 Net cash used in
                 financing activities                                  (973,909)       (445,214)
                                                                   ------------    ------------
Increase (Decrease) in cash and cash equivalents                       (954,496)       (818,779)
Cash and cash equivalents, beginning of period                       10,996,483       9,192,962
                                                                   ------------    ------------
Cash and cash equivalents, end of period                             10,041,987       8,374,183
                                                                   ------------    ------------
Income taxes paid                                                  $    413,501    $         --
                                                                   ============    ============
Noncash financing activities:
     Dividend Payable                                              $         --    $         --
                                                                   ============    ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                    Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2003.

Note 2. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the Income of the Company.

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

As of December 31, 2003 there were 219,737 shares allocated to participants.

Note 4. Other Comprehensive Income

Total comprehensive income consists of:

                                           Three Months Ended        Six Months Ended
                                               December 31,             December 31,
                                            2003        2002         2003        2002
                                         ---------   ---------    ---------   ---------
Net income (loss)                        $  61,430   $(417,334)   $ 342,395   $(110,789)

Accumulated other comprehensive income          --       4,160           --       3,019
                                         ---------   ---------    ---------   ---------
Total comprehensive income (loss)        $  61,430   $(413,174)   $ 342,395   $(107,770)
                                         =========   =========    =========   =========

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

The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting as permitted by SFAS No. 123 and as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25, in accounting for its fixed stock option plans. Under this method, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Unearned compensation recognized for restricted stock awards is shown as a separate component of stockholders' equity and is amortized to expense over the vesting period of the stock award using the straight-line method. The Company adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, as required.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

                                  3 Months Ended            6 Months Ended
                                    December 31               December 31
                                2003         2002          2003         2002
                             ----------   ----------    ----------   ----------
Net income (loss) as         $   61,430   $ (417,334)   $  342,395   $ (110,789)
  reported

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related  tax effects             (9,227)      (9,020)      (18,454)     (18,040)
                             ----------   ----------    ----------   ----------

Pro forma net income         $   52,203   $ (426,354)   $  323,941   $ (128,829)
  (loss)                      ==========   ==========    ==========   ==========

Net income (loss) per share:

    Basic-as reported        $      .06   $     (.41)   $      .34   $     (.11)
                             ==========   ==========    ==========   ==========
    Basic-pro forma          $      .05   $     (.42)   $      .32   $     (.13)
                             ==========   ==========    ==========   ==========

    Diluted-as reported      $      .06   $     (.41)   $      .34   $     (.11)
                             ==========   ==========    ==========   ==========
    Diluted-pro forma        $      .05   $     (.42)   $      .32   $     (.13)
                             ==========   ==========    ==========   ==========

Note 6. Foreign Sales Corporation

During the quarter the Company dissolved Espey International, Inc., a wholly owned subsidiary. The subsidiary was an inactive foreign sales corporation.

Note 7. Recently Issued Accounting Standards

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Espey Mfg. & Electronics Corp. (the "Company") located in Saratoga Springs, New York, is engaged principally in the development, design, production and sale of specialized electronic power supplies, a wide variety of transformers and other types of iron-core components, and electronic system components. In some cases, the Company manufactures such products in accordance with pre-developed mechanical and electrical requirements ("build to print"). In other cases, the Company is responsible for both the overall design and manufacture of the product. The Company does not generally manufacture standardized components.

The products manufactured by the Company find application principally in (i) shipboard and land based radar, (ii) locomotives, (iii) aircraft, (iv) short and medium range communication systems, (v) navigation systems, and (vi) land based military vehicles.

Business is solicited from large industrial manufacturers and defense companies, United States and foreign governments and major foreign electronic equipment companies. In certain countries the Company has external sales representatives to help solicit and coordinate foreign contracts. The Company is also on the eligible list of contractors of the United States Department of Defense and generally is automatically solicited by such agencies for procurement needs falling within the major classes of products produced by the Company. In addition, the Company directly solicits bids from the United States Department of Defense for prime contracts.

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

Business Outlook

During the first six months of fiscal year 2004, while net sales increased, new orders received by the Company did not keep pace with backlog relieved. Thus, while the sales backlog of $17.3 million at December 31, 2003 gives the Company a solid base of future sales, the Company anticipates that the reduction of backlog may result in a reduction of sales during the first half of fiscal year 2005. Management believes that existing customers have delayed in placing orders for additional products, but anticipates that new orders will be received in the current calendar year which should result in an increase in backlog at December 31, 2004 as compared to December 31, 2003. In addition to the backlog, the Company currently has outstanding quotations representing in excess of $32 million in the aggregate for both repeat and new programs. Based on management's communications with customers, the Company also expects to receive substantial orders for spare parts on the various types of transmitters which are already in service, a number of contracts for further development and manufacture of power supplies, transformers and additional contracts for pre-engineered hardware.

The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and military procurement generally.

Critical Accounting Policies and Estimates

We believe our most critical accounting policies include revenue recognition and cost estimation on our contracts.

Revenue recognition and cost estimation

A significant portion of our business is comprised of development and production contracts. Generally revenue on long-term fixed-price contracts is recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion.

Percentage of completion accounting requires judgment relative to expected sales, estimating costs and making assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of cost at completion of a contract is subject to numerous variables involving materials and other contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of contract costs could be recorded if different assumptions were used. When a change in contract value, contract performance status, or estimated cost is determined, changes are reflected in current period earnings.

Results of Operations

Net sales for the six months ended December 31, 2003 were $10,966,992 as compared to $9,865,815 for the same period in 2002, an 11.2% increase. Net sales for the three months ended December 31, 2003 were $5,871,675 as compared to $5,374,456 for the same period in 2002, a 9.3% increase. The Company's increase in sales for the three and six month periods ended December 31, 2003, as compared to December 31, 2002, is due primarily to an increase in radar transmitter component shipments.

During the first six months of fiscal 2003 gross profits increased to $1,628,049 as compared with $713,967 for the first six months of fiscal 2002. For the three months ended December 31, 2003 gross profit (loss) increased to $727,876 as compared to a loss of $(75,254) for the same period in 2002.

Net income for the six months ended December 31, 2003 was $342,395 or $.34 per share compared to a loss of $(110,789) or $(.11) per share for the corresponding period ended December 31, 2002. For the three months ended December 31, 2003 the net income was $61,430 or $.06 per share as compared to a net loss of $(417,334) or $(.41) per share for the same period in 2002.

The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher than with respect to the products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs has a significant impact on gross profit and net income. For the three and six months ended December 31, 2003 gross profit and net income were higher as shipments were made on more mature programs and build to print contracts with higher gross margins as compared to the three and six month periods ended December 31, 2002. In addition, gross margins for the three and six months ended December 31, 2003 and 2002 were lower than anticipated due to higher than expected development costs associated with customer specific products which caused the net loss for the three and six months ended December 31, 2002. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at December 31, 2003 and 2002 was approximately 190 people.

The backlog at December 31, 2003 was approximately $17.3 million as compared to $25.5 million at December 31, 2002. New orders for the six-month period ended December 31, 2003 were approximately $6.9 million. New orders for the three months ended December 31, 2003 were approximately $2.3 million.

Selling, general and administrative expenses were $1,234,397 for the six months ended December 31, 2003, an increase of $267,744 as compared to the six months ended December 31, 2002. Selling, general and administrative expenses were $684,594 for the three months ended December 31, 2003, an increase of $147,248 as compared to the three months ended December 31, 2002. The increase is primarily due to an increase in insurance costs, professional fees and administrative salaries.

Other income for the six months ended December 31, 2003 decreased compared to the corresponding period ended December 31, 2002 primarily due to lower interest rates on the Company's money market accounts and the sale of a higher yielding preferred security held for investment in January, 2003. For the three months ended December 31, 2003 other income decreased due to lower interest rates on money market accounts as compared to the same period in 2002. The Company does not believe there is any significant risk associated with its investment policy, since at December 31, 2003 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market accounts.

Liquidity and Capital Resources

As of December 31, 2003, the Company had working capital of $24.4 million compared to $23.2 million at December 31, 2002. The Company meets its short-term financing needs through cash flow from operations and when necessary, from its existing cash and short term investments.

The table below presents the summary of cash flow for the periods indicated:

                                                     Six Months Ended December 31,
                                                          2003          2002
                                                       ---------      ---------
Net cash provided by (used in) operating activities    $ 194,337      $(126,448)
Net used in investing activities                        (174,924)      (247,117)
Net cash used in financing activities                   (973,909)      (445,214)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of shipments and the collection of accounts receivable, changes in inventory, level of sales and payment of accounts payable. The decrease in net cash used in investing activities is due to lower fixed asset purchases. The increase in net cash used in financing activities is due to an increase in dividends paid to shareholders.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its funding requirements for the foreseeable future. The Company has a

$3,000,000 line of credit with a bank which could be utilized, if required, to fund growth of the Company's business. The line of credit had no outstanding balance at December 31, 2003. For the first half of fiscal 2004 capital expenditures were approximately $175,000.

Since the debt of the Company's ESOP is not to an outside party the Company has eliminated from the Statements of Operations the offsetting items of interest income and interest expenses relating to the ESOP.

During the six months ended December 31, 2003 the Company repurchased 13,625 shares of common stock for $272,329. Under existing Board authorizations, as of December 31, 2003, approximately $540,000 could be utilized to repurchase the Company's common stock.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion, supply and manufacturing constraints, potential new orders from customers and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

                         ESPEY MFG. & ELECTRONICS CORP.
                    PART II: Other Information and Signatures

Item 1. Legal Proceedings

      On January 20, 2004, Franklin Resources, Inc., an investment advisor to Franklin MicroCap Value Fund, which holds a 7.7% ownership interest in the Company, filed a statement on Schedule 13D with the Securities and Exchange Commission stating that it had joined with Michael W. Wool and Paul J. Corr in pursuing contemplated legal action against the Company based on a vote taken at the November 13, 2003 annual meeting of shareholders to remove Messrs. Wool and Corr as directors, described below under Item 4.

      On January 29, 2004, the Company announced that its Board of Directors had unanimously determined that such vote was improper. Accordingly, Messrs. Wool and Corr were reinstated as directors, and Mr. Corr was reinstated as Chairman of the Company's Audit Committee.

      The Board of Directors also determined to set aside its appointment on November 24, 2003 of Alan D. Kohn to fill a pre-November 13, 2003 vacancy on the Board of Directors on the basis that his appointment had been procedurally improper. Mr. Kohn concurred in this decision. No decision has been made by the Board as to whether Mr. Kohn will be considered again for appointment to the Board. The Board also stated its intention to create a nominating committee comprised of independent directors for future nominations of directors.

      The Board's actions followed consultation with special independent counsel who had been retained in connection with the previously announced review that is being conducted by the American Stock Exchange ("AMEX") of the vote taken to remove Messrs. Wool and Corr at the November 13, 2003 annual meeting of shareholders, described below under Item 4. The Company has provided information requested by AMEX in connection with such review. The AMEX review has not been concluded.

      The Board of Directors has also directed its special counsel to continue its investigation into whether any directors or officers engaged in misconduct or in violation of applicable law in connection with the annual meeting.

      On January 29, 2004 the Company also reached an agreement with Messrs. Wool, Corr and Franklin Resources, Inc. that has resulted in such parties' withdrawal of the claims that had been asserted against the Company. In this regard, the Company agreed to reimburse such parties for legal expenses to a maximum of $19,400 and to pay Messrs. Wool and Corr directors' fees and any other benefits due them during the period November 13, 2003 to January 29, 2004..

Item 4. Submission of Matters to a Vote of Security Holders

      a) The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on November 13, 2003.

      b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management's nominees listed in the proxy statement. All three nominees listed in the proxy statement were elected.

      c)    The following matters were voted upon at the annual meeting:

            The election of three Class A directors. The votes were cast as follows:

                     Nominee:        Voted For:     Voted Against or Withheld:     Broker Non-Votes:
                     -------         ---------      -------------------------      ----------------
                  Howard Pinsley      907,884                82,659                     4,131
                  Alvin O. Sabo       953,170                37,373                     4,131
                  Carl Helmetag       982,084                 8,849                     4,131

            Ratification of KPMG LLP, as independent auditors for the Corporation for the fiscal year ending June 30, 2004. The votes were cast as follows:

                  Shares IN FAVOR            983,834
                  Shares AGAINST               6,159
                  ABSTENTIONS                    550
                  Broker NON-VOTES             4,131

            Shareholder, H. Bud Wolf, made a proposal to remove directors Michael W. Wool, Paul J. Corr and William P. Greene, without cause. On the advice of counsel, who was present at the meeting, the proposal was deemed properly before the meeting and the named proxies in the Company's proxy statement were advised that they had the discretionary authority to vote on the proposal. The votes were cast as follows:

                  Removal of:          Shares IN FAVOR:    Shares AGAINST:   ABSTENTIONS:    Broker Non-Votes:
                  ----------           ---------------     --------------    -----------     ----------------
                  Michael W. Wool           983,943              6,600           --                4,131
                  Paul J. Corr              983,943              6,600           --                4,131
                  William P. Greene           6,790            983,753           --                4,131

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

            Form 8-K filed November 13, 2003 announcing the removal of directors Michael W. Wool and Paul J. Corr as proposed and voted for at the Company's Annual Meeting of Shareholders.

            Form 8-K filed November 24, 2003 announcing the election of Mr. Alan
            D. Kohn to the Company's Board of Directors as well as the Company's Audit Committee, where he will serve as Chairman of this Committee.

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

13 February 2004
----------------
Date