Form 10-Q
period 2004-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2004-05-13
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at May 13, 2004
                  -----                       ---------------------------
     Common stock, $.33-1/3 par value               1,014,618 shares

                         ESPEY MFG. & ELECTRONICS CORP.
                          Quarterly Report on Form 10-Q
                                    I N D E X

PART I  FINANCIAL INFORMATION                                               PAGE

        Item 1  Financial Statements:

                    Balance Sheets (Unaudited)  -
                    March 31, 2004 and June 30, 2003                          1

                    Statements of Income (Unaudited) -
                    Three and Nine Months Ended March 31, 2004 and 2003       3

                    Statements of Cash Flows (Unaudited)-
                    Nine Months Ended March 31, 2004 and 2003                 4

                    Notes to Financial Statements (Unaudited)                 5

        Item 2  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.                6

        Item 4  Controls and Procedures                                      10

PART II OTHER INFORMATION                                                    11

        SIGNATURES                                                           26

                          PART I: Financial Information

                         ESPEY MFG. & ELECTRONICS CORP.

                           Balance Sheets (Unaudited)

                        March 31, 2004 and June 30, 2003

                                   A S S E T S

                                                         2004           2003
                                                       March 31        June 30
                                                      -----------    -----------

ASSETS:

     Cash and cash equivalents                        $10,642,547    $10,996,483
     Short term investments                             1,056,000             --
     Trade accounts receivable, net                     4,182,767      3,470,895
     Income taxes receivable                               13,639             --
     Other receivables                                      5,306         11,638

     Inventories:
         Raw materials and supplies                     1,647,744      1,570,028
         Work-in-process                                3,051,344      3,020,081
         Costs relating to contracts in
               process, net of advance payments of
               $ 1,767,359 at March 31, 2004 and
               $ 3,314,816 at June 30, 2003             5,162,413      7,246,158
                                                      -----------    -----------

                       Total inventories                9,861,501     11,836,267
                                                      -----------    -----------

     Deferred income taxes                                 94,535         88,643
     Prepaid expenses and other current assets            277,326        124,508
                                                      -----------    -----------

                       Total current assets            26,133,621     26,528,434
                                                      -----------    -----------

     Property, plant and equipment, net                 3,024,882      3,267,063
                                                      -----------    -----------

                       Total assets                   $29,158,503    $29,795,497
                                                      ===========    ===========

See accompanying notes to the financial statements.

                                                                     (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.

                        March 31, 2004 and June 30, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   2004             2003
                                                               March 31          June 30
                                                           ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

     Accounts payable                                      $    538,050     $    647,597
     Accrued expenses:
         Salaries, wages and commissions                         40,053           88,287
         Employees' insurance costs                               8,595            7,038
         Vacation                                               465,525          465,815
         ESOP payable                                           403,238               --
         Other                                                   52,945           42,361
     Payroll and other taxes withheld and accrued                37,952           38,425
     Income taxes payable                                            --          350,232
                                                           ------------     ------------
                   Total current liabilities                  1,546,358        1,639,755
                                                           ------------     ------------
     Deferred income taxes                                      307,234          202,234
                                                           ------------     ------------
                   Total liabilities                          1,853,592        1,841,989
                                                           ------------     ------------

     Common stock, par value .33-1/3 per share
         Authorized 10,000,000 shares; issued 1,514,937
         shares on March 31, 2004 and June 30, 2003
         Outstanding 1,013,018 and 1,019,643 on
         March 31, 2004 and June 30, 2003, respectively         504,979          504,979

     Capital in excess of par value                          10,415,116       10,459,278

     Retained earnings                                       24,969,026       25,458,400
                                                           ------------     ------------

     Less: Common stock subscribed                             (558,662)        (558,662)

           Cost of 501,919 and 495,294 shares on
           March 31, 2004 and June 30, 2003
           respectively of common stock in treasury          (8,025,548)      (7,910,487)
                                                           ------------     ------------
                   Total stockholders' equity                27,304,911       27,953,508
                                                           ------------     ------------
                         Total liabilities and
                         stockholders' equity              $ 29,158,503     $ 29,795,497
                                                           ============     ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                        Statements of Income (Unaudited)

               Three and Nine Months Ended March 31, 2004 and 2003

                                       Three Months                    Nine Months
                                    2004           2003            2004           2003
                                --------------------------     --------------------------
Net sales                       $ 6,116,221    $ 5,707,503     $17,083,213    $15,573,319
Cost of sales                     5,398,659      4,484,397      14,737,602     13,636,246
                                -----------    -----------     -----------    -----------
         Gross profit               717,562      1,223,106       2,345,611      1,937,073

Selling, general and
   administrative expenses          671,575        479,353       1,905,972      1,446,007
                                -----------    -----------     -----------    -----------
         Operating income            45,987        743,753         439,639        491,066
                                -----------    -----------     -----------    -----------

Other income (expense)

         Interest and
           dividend income           24,588         29,639          69,817        113,006
         Other                        2,707         (5,944)         25,521         15,658
                                -----------    -----------     -----------    -----------
                                     27,295         23,695          95,338        128,664
                                -----------    -----------     -----------    -----------

Income before income taxes           73,282        767,448         534,977        619,730

Provision for income taxes           19,274        191,862         138,574        154,933
                                -----------    -----------     -----------    -----------

                  Net Income    $    54,008    $   575,586     $   396,403    $   464,797
                                ===========    ===========     ===========    ===========

Net income per share:

Basic and diluted
   Net income per share         $       .05    $       .56     $       .39    $       .45
                                -----------    -----------     -----------    -----------

Weighted average number
   of shares outstanding
         Basic                    1,011,416      1,020,032       1,013,545      1,026,945
         Diluted                  1,021,908      1,022,742       1,021,874      1,029,706
                                ===========    ===========     ===========    ===========

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                      Statements of Cash Flows (Unaudited)
                    Nine Months Ended March 31, 2004 and 2003

                                                                 March 31,
                                                           2004             2003
                                                       ------------     ------------
Cash Flows From Operating Activities:

    Net income                                         $    396,403     $    464,797

    Adjustments to reconcile net income to net cash provided by (used in)operating activities:

    Depreciation                                            431,919          372,722
    Loss on disposal of assets                               22,121               --
    Loss on sale of investment securities                        --           15,817
    Deferred income tax                                      99,108               --
    Changes in assets and liabilities:
         Increase in receivables                           (719,179)      (2,843,018)
         Decrease in inventories                          1,974,766        1,324,246
         (Increase) Decrease in prepaid expenses
             and other current assets                      (152,818)          28,398
         (Decrease) Increase in accounts payable           (109,547)         415,482
         Decrease in accrued salaries, wages
             and commissions                                (48,234)            (819)
         Increase (Decrease) in accrued employee
             insurance costs                                  1,557           (1,646)
         Increase in other accrued expenses                  10,584              375
         (Decrease) Increase in vacation accrual               (290)          35,771
         (Decrease) Increase in payroll & other
             taxes withheld and accrued                        (473)           6,903
         (Decrease) Increase in income taxes               (350,232)         154,933
         Increase in ESOP payable                           403,238          409,541
                                                       ------------     ------------
                    Net cash provided by
                    operating activities                  1,958,923          383,502
                                                       ------------     ------------
Cash Flows From Investing Activities:

    Proceeds from sale of investment securities                  --          403,188
    Additions to property, plant & equipment               (211,860)        (390,024)
    Purchase of short term investments                   (1,056,000)              --
                                                       ------------     ------------
                    Net cash (used) provided
                    by investing activities              (1,267,860)          13,164
                                                       ------------     ------------
Cash Flows From Financing Activities:

    Dividends on common stock                              (885,776)        (230,594)
    Purchase of treasury stock                             (272,328)        (304,188)
    Proceeds from exercise of stock options                 113,105           13,250
                                                       ------------     ------------
                    Net cash used in
                    financing activities                 (1,044,999)        (521,532)
                                                       ------------     ------------
Decrease in cash and cash equivalents                      (353,936)        (124,866)
Cash and cash equivalents, beginning of period           10,996,483        9,192,962
                                                       ------------     ------------
Cash and cash equivalents, end of period                 10,642,547        9,068,096
                                                       ============     ============
Net Income Taxes Paid                                  $    403,337     $         --
                                                       ============     ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                    Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation for results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 2003 Form 10-K.

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

Note 3. Employee Stock Ownership Plan

In fiscal 1989 the Company established an Employee Stock Ownership Plan (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 to the ESOP, which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. The Company makes an annual contribution (which is accrued quarterly) to the Plan on June 30.

As of March 31, 2004 there were 219,737 shares allocated to participants.

Note 4. Stock Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not intend to adopt the transition provisions of the Statement and has made all required disclosures as of March 31, 2004.

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

                                 Three Months                Nine Months
                                Ended March 31              Ended March 31
                              2004          2003          2004          2003
                           ----------    ----------    ----------    ----------
Net income
as reported                $   54,008    $  575,586    $  396,403    $  464,797

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related  tax effects           (7,867)       (9,090)      (26,321)      (27,130)
                           ----------    ----------    ----------    ----------
Pro forma net income       $   46,141    $  566,496    $  370,082    $  437,667
                           ==========    ==========    ==========    ==========
Net income per share:

   Basic-as reported       $      .05    $      .56    $      .39    $      .45
                           ==========    ==========    ==========    ==========
   Basic-pro forma         $      .05    $      .55    $      .36    $      .43
                           ==========    ==========    ==========    ==========

   Diluted-as reported     $      .05    $      .56    $      .39    $      .45
                           ==========    ==========    ==========    ==========
   Diluted-pro forma       $      .05    $      .55    $      .36    $      .43
                           ==========    ==========    ==========    ==========

Note 5. Foreign Sales Corporation

During the year the Company dissolved Espey International, Inc., a wholly owned subsidiary. The subsidiary was an inactive foreign sales corporation.

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

Business is solicited from large industrial manufacturers and defense companies, the government of the United States and foreign governments and major foreign electronic equipment companies. In certain countries the Company has external sales representatives to help solicit and coordinate foreign contracts. The Company is also on the eligible list of contractors of the United States Department of Defense and generally is automatically solicited by such agencies for procurement needs falling within the major classes of products produced by the Company. In addition, the Company directly solicits bids from the United States Department of Defense for prime contracts.

There is competition in all classes of products manufactured by the Company from divisions of the largest electronic companies, as well as from many small companies. The Company's sales do not represent a significant share of the industry's market for any class of its products. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price, product performance, the experience of the particular company and history of its dealings in such products. The Company, as well as other companies engaged in supplying equipment for military use, is subject to various risks, including, without limitation, dependence on United States and foreign government appropriations and program allocations, the competition for available military business, and government termination of orders for convenience.

Business Outlook

During the first nine months of fiscal year 2004, while net sales increased, new orders received by the Company did not keep pace with backlog relieved. Thus, while the sales backlog of approximately $14 million at March 31, 2004 gives the Company a solid base of future sales, the Company anticipates that the reduction of backlog may result in a reduction of sales during the first half of fiscal year 2005. Management believes that existing customers have delayed in placing orders for additional products, but anticipates that new orders will be received in the current calendar year which should result in a significant increase in backlog by December 31, 2004. In addition to the backlog, the Company currently has outstanding quotations representing in excess of $30 million in the aggregate for both repeat and new programs. Based on management's communications with customers, the Company expects to receive substantial orders for spare parts on the various types of transmitters which are already in service, a number of contracts for further development and manufacture of power supplies, transformers and additional contracts for pre-engineered hardware.

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

Revenue recognition and cost estimation

A significant portion of our business is comprised of development and production contracts. Generally, revenues on long-term fixed-price contracts are recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion.

Percentage of completion accounting requires judgment relative to expected sales, estimating costs and making assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation of cost at completion. When a change in expected sales value or estimated cost is determined, changes are reflected in current period earnings.

Results of Operations

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparison of recorded revenues and income may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Net sales for the three months ended March 31, 2004 were $6,116,221 as compared to $5,707,503 for the same period in 2003, a 7.2% increase. Net sales for the nine months ended March 31, 2004, (fiscal 2004) were $17,083,213 as compared to $15,573,319 for the same period in 2003, a 9.7% increase. The Company's increase in sales for the three and nine month periods ended March 31, 2004, as compared to March 31, 2003, is due to an increase in radar transmitter component shipments.

The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher than with respect to the products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs has a significant impact on gross profit and net income. For the three months ended March 31, 2004, gross profit was lower, as shipments were made on less mature programs with lower gross margins, as compared to the three month period ended March 31, 2003. Also, cost of sales and gross profit for the three months ended March 31, 2004 includes a $302,000 loss on one customer specific contract. This loss is due to unexpected development and production costs. Given the current cost estimate to complete this contract, management believes that the entire amount of the loss has been recorded. For the first nine months ended March 31, 2004, gross profit increased to $2,345,611 as compared with $1,937,073 for the first nine months of fiscal 2003. The increase in gross profit for the nine months was mainly due to the increased sales and a favorable product mix. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at March 31, 2004 was 190 people compared to 192 people at March 31, 2003.

The backlog at March 31, 2004 was approximately $14 million compared to approximately $22.6 million at March 31, 2003. Management continues to market the engineering capabilities and products of the Company. Currently, approximately $30 million in quotations are outstanding to various customers of the Company. New orders for the quarter totaled approximately $2.9 million.

Selling, general and administrative expenses were $671,575 for the three months ended March 31, 2004, an increase of $192,222 compared to the three months ended March 31, 2003. Selling, general and administrative expenses were $1,905,972 for the nine months ended March 31, 2004, an increase of $459,965 as compared to the nine months ended March 31, 2003. The increase is primarily due to an increase in professional fees, insurance costs and administrative salaries. The increase in professional fees was attributable in part to legal fees incurred relating to the review conducted by the American Stock Exchange following the Company's Annual Meeting in November 2003, and the implementation of corporate governance modifications, including the amendment of the corporate by-laws.

Other income for the three months ended March 31, 2004 increased to $27,295 as compared to $23,695 for the three months ended March 31, 2003. This increase is due to the higher return on newly purchased short-term investments. Other income for the nine months ended March 31, 2004 decreased as compared to the nine months ended March 31, 2003 due to lower interest income associated with lower interest rates. The Company does not believe there is significant risk associated with its investment policy, since at March 31, 2003 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market accounts.

The Company estimates its income taxes using an estimated effective tax rate for the annual period. The effective tax rate was 26% for the three and nine months ended March 31, 2004. The rate is adjusted for differences in expected pretax income and adjustments from expected tax benefits related mainly to foreign sales.

Liquidity and Capital Resources

As of March 31, 2004, the Company had working capital of $24.6 million compared to $23.8 million at March 31, 2003. The Company meets its short-term financing needs through cash flow from operations and when necessary, from its existing cash and cash equivalents.

The table below presents the summary of cash flow for the periods indicated:

                                                    Nine Months Ended March 31,
                                                    ---------------------------
                                                       2004             2003
                                                     --------         --------

Net cash provided by operating activities           $ 1,958,923     $   383,502
Net cash (used) provided by investing activities     (1,267,860)         13,164
Net cash used in financing activities                (1,044,999)       (521,532)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. The change in net cash (used) provided by investing activities is due to the purchase of short-term certificates of deposit. The increase in net cash used in financing activities is due mainly to increased dividends.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements. Management, if necessary, has at its disposal a $3,000,000 line of credit to help fund further growth. For the first nine months of fiscal 2004 capital expenditures were $211,860.

Since the debt of the Company's ESOP is not to an outside party, the Company has eliminated from the Statements of Operations the offsetting items of interest income and interest expense relating to ESOP.

During the nine months ended March 31, 2004, the Company repurchased 13,625 shares of its common stock for a total of $272,329. There were no shares repurchased for the three months ended March 31, 2004. As of March 31, 2004, under existing Board authorization, $540,000 could be utilized to repurchase shares of company stock. For the nine month period ended March 31, 2004, 6,900 stock options were exercised under the Company's existing stock option plan.

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

                    PART II: Other Information and Signatures

Item 1. Legal Proceedings

On February 20, 2004, special counsel reported to the Board of Directors on the results of an investigation as to whether any directors or officers of the Company had engaged in misconduct in connection with the vote taken on a shareholder proposal at the Company's Annual Meeting on November 13, 2003. Special counsel concluded that no director or officer had been involved in the bringing of the shareholder proposal before the meeting. The American Stock Exchange ("AMEX"), which had commenced a review of the events associated with the Annual Meeting was informed of the report by special counsel.

On April 23, 2004, the Board of Directors adopted a Charter for a Nominating Committee and Adopted Amended and Restated By-Laws. The Amended and Restated By-Laws are attached as Exhibit 3.2, and include corporate governance modifications that were implemented incidental to the AMEX review.

AMEX has not informed the Company of the disposition of its review.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            3.2   Amended and Restated By-Laws adopted April 23, 2004

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

                  Form 8-K filed January 21, 2004, announcing that the Company issued a press release announcing that it had been notified that the American Stock Exchange ("AMEX") was conducting a review of events related to the Company's 2003 Annual Meeting of Shareholders held on November 13, 2003 at the Hilton Garden Inn in Saratoga Springs, New York.

                  Form 8-K filed February 2, 2004, announcing that the Company issued a press Release on January 29, 2004, which announced that its Board of Directors had unanimously determined that certain actions taken at its November 13, 2003 annual meeting of shareholders, which resulted in a vote to remove two incumbent directors, Messrs. Michael W. Wool and Paul J. Corr, were improper and that Messrs. Wool and Corr had been reinstated as directors, and Mr. Corr had been reinstated as Chairman of the Company's Audit Committee.

                  Form 8-K filed February 10, 2004, announcing that a press release had been issued on February 9, 2004 announcing the Company's financial results for the fiscal quarter ended December 30, 2003.

                                  Exhibit 32.2
                          AMENDED AND RESTATED BY-LAWS
                                       OF
                         ESPEY MFG. & ELECTRONICS CORP.

                                    ARTICLE I
                                     OFFICES

      The office of Espey Mfg. & Electronics Corp. (the "Corporation") shall be located in the County of Saratoga, State of New York. The Corporation may also have offices at such other places within or without the State of New York as the Board of Directors (the "Board") may from time to time determine or the business of the Corporation may require.

                                   ARTICLE II
                                  SHAREHOLDERS

Section 1. Place of Meetings. Meetings of shareholders shall be held at the office of the Corporation or at such other place within or without the State of New York as the Board shall authorize.

Section 2. Annual Meetings. A meeting of the shareholders shall be held annually for the election of directors and the transaction or such other business as may properly come before the meeting on any business day, chosen by the Board. In the event the Board fails to determine the date and time of the meeting, such meeting shall be held on the same day as the prior year's meeting, or if such day is a Saturday, Sunday or holiday, on the next succeeding business day.

Section 3. Special Meetings. Special meetings of the shareholders may be called by the Board for any purpose or purposes. The time and place at which any special meeting of the shareholders shall be held shall be fixed by the Board. Business transacted at a special meeting of the shareholders shall be confined to the purpose or purposes set forth in the notice of such meeting. Except as required under Section 603 of the Business Corporation Law of the State of New York (the "BCL"), shareholder proposals shall not be considered at special meetings.

Section 4. Notice of Shareholders' Meetings. Written notice of each meeting of shareholders shall state the purpose or purposes for which the meeting is called, the place, date and hour of the meeting and, unless it is the annual meeting, shall indicate that it is being issued by or at the direction of the person or persons calling the meeting. Notice shall be given either personally or by mail to each shareholder entitled to vote at such meeting, not less than ten nor more than sixty days before the date of the meeting. If mailed, the notice is given when deposited in the United States mail, with postage thereon prepaid, directed to the shareholder at his address as it appears on the record of shareholders, or, if he shall have filed with the secretary a written request that notices to him be mailed to some other address, then directed to him at such other address. If, at any meeting, action is proposed to be taken which would, if taken, entitle shareholders fulfilling the requirements of Section 623 of the BCL to receive payment for their shares, the notice of such meeting shall include a statement of that purpose and to that effect and shall be accompanied by a copy of Section 623 of the BCL or an outline of its material terms. If any by-law regulating an impending election of directors is adopted, amended or repealed by the Board, there shall be set forth in the notice of the next meeting of shareholders for the election of directors the by-law so adopted, amended or repealed, together with a concise statement of the changes made.

Section 5. Waivers. Notice of meeting need not be given to any shareholder who signs a waiver of notice, in person or by proxy, whether before or after the meeting. The attendance of any shareholder at a meeting, in person or by proxy, without protesting prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a waiver of notice by such shareholder. Any shareholder so waiving notice of such meeting shall be bound by the proceedings of any such meeting in all respects as if due notice thereof had been given.

Section 6. Quorum of Shareholders. Unless the certificate of incorporation provides otherwise, the holders of a majority of the shares entitled to vote thereat shall constitute a quorum at a meeting of shareholders for the transaction of any business, provided that when a specified item of business is required to be voted on by a class or series, voting as a class, the holders of a majority of the shares of such class or series shall constitute a quorum for the transaction of such specified item of business. When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any shareholders.

Section 7. Adjourned Meetings. The shareholders present at a meeting may adjourn the meeting despite the absence of a quorum. When a determination of shareholders of record entitled to notice of or to vote at any meeting of shareholders has been made, such determination shall apply to any adjournment thereof, unless the Board fixes a new record date for the adjourned meeting in which event a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting. When a meeting is adjourned to another time or place, it shall not be necessary to give any notice of the adjourned meeting if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken, and at the adjourned meeting any business may be transacted that might have been transacted on the original date of the meeting. However, if after the adjournment the Board fixes a new record date for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record on the new record date entitled to notice.

Section 8. List of Shareholders at Meeting. A list of shareholders as of the record date, certified by the secretary or an assistant secretary or by the Corporation's transfer agent, if there be one, shall be produced at any meeting of shareholders upon the request thereat or prior thereto of any shareholder. If the right to vote at any meeting is challenged, the inspectors of election, or person presiding thereat, shall require such list of shareholders to be produced as evidence of the right of the persons challenged to vote at such meeting, and all persons who appear from such list to be shareholders entitled to vote thereat may vote at such meeting.

Section 9. Advance Notice of Shareholder Nominees for Director and Other Shareholder Proposals for Consideration at the Annual Meeting.

      (a) At the annual meeting of the shareholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before the meeting, a matter, including, without limitation, any nomination for director, must be: (i) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board; (ii) otherwise properly brought before the meeting by or at the direction of the Board; or
(iii) otherwise properly brought before the meeting by a shareholder entitled to vote at such meeting who complies fully with the notice requirements set forth below. Nothing in this

Section 9 shall be deemed to affect any rights of shareholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 of the Securities and Exchange Commission.

      (b) A notice of the intent of a shareholder to bring a matter before the meeting ("Notice of Intent"), including, without limitation, any nomination for director, shall be made in writing and received by the secretary of the Corporation not more than one hundred and eighty (180) days or less than the later of one hundred and twenty (120) days in advance of the annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made by the Corporation. "Public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission.

      (c) Every Notice of Intent shall set forth:

            (i) the name and residence address of the shareholder who intends to make a nomination or bring up any other matter;

            (ii) the number of shares of stock held of record and beneficially by such shareholder;

            (iii) the name in which all such shares of stock are registered on the stock transfer books of the Corporation;

            (iv) a representation that the shareholder is a holder of the Corporation's voting stock and intends to appear in person or by proxy at the meeting to make the nomination or bring up the matter specified in the notice;

            (v) a brief description of the business desired to be submitted at the annual meeting, including the complete text of any resolutions intended to be presented at the annual meeting, and the reasons for conducting such business at the annual meeting;

            (vi) any personal or material interest of the shareholder in the business to be submitted;

            (vii) all other information relating to the proposed business which may be required to be disclosed under applicable law;

            (viii) with respect to a Notice of Intent to make a nomination, a description of all arrangements or understandings among the shareholder and each nominee and any other person or persons (who shall be named) pursuant to which the nomination or nominations are to be made by the shareholder; and

            (ix) with respect to a Notice of Intent to make a nomination, such other information regarding each nominee proposed by such shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had each nominee been nominated by the Board.

Each Notice of Intent to make a nomination shall be accompanied by the written consent of each nominee to serve as director of the Corporation if so elected.

      (d) In addition, a shareholder seeking to submit such business at the meeting shall promptly provide any other information reasonably requested by the board.

      (e) At the meeting of shareholders, the chairman shall declare out of order and disregard any nomination or other matter not presented in accordance with this Section 9.

Section 10. Voting. Except as otherwise required by applicable law or as provided in the certificate of incorporation, at each and every meeting of the shareholders, every registered shareholder shall be entitled to vote in person or by proxy appointed by an instrument in writing. Every shareholder of record shall be entitled to one vote for every share standing in his name on the record of shareholders. Except as otherwise agreed, shares standing in the names of two or more persons shall be voted or represented in accordance with the determination of the majority of such persons, or, if only one of such persons is present in person or represented by proxy, such person shall have the right to vote such shares and such shares shall be deemed to be represented for the purpose of determining a quorum. Only persons in whose names shares entitled to vote stand on the stock records of the Corporation on the record date for determining the shareholders entitled to vote at said meeting shall be entitled to vote at such meeting. Directors shall be elected by a plurality of the votes cast at a meeting of the shareholders by the holders of shares entitled to vote in the election, and any other corporate action to be taken by vote of the shareholders shall be authorized by a majority of the votes cast at a meeting of shareholders by the holders of shares entitled to vote thereon, a quorum being present.

Section 11. Proxies. Every shareholder entitled to vote at a meeting of shareholders or to express consent or dissent without a meeting may authorize another person or persons to act for him by proxy. Every proxy must be in writing and signed by the shareholder or his attorney-in-fact. No proxy shall be valid after expiration of eleven months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the shareholder executing it, except as otherwise provided by law. In connection with any proxy statement distributed by the Board, the persons designated as proxies shall be independent directors, as that term is defined in these by-laws.

Section 12. Inspectors at Shareholders' Meetings. The Board, in advance of any shareholders' meeting, may appoint one or more inspectors to act at the meeting or any adjournment thereof. If inspectors are not so appointed, the person presiding at a shareholders' meeting may, and on the request of any shareholder entitled to vote thereat, shall, appoint one or more inspectors. In case any person appointed fails to appear or act, the vacancy may be filled by appointment made by the Board in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders. On request of the person presiding at the meeting or any shareholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, question or matter determined by them and execute a certificate of any fact found by them. Any report or certificate made by them shall be prima facie evidence of the facts stated and of the vote as certified by them.

Section 13. Organization. (a) At every meeting of the shareholders, the chairman of the meeting shall be the chairman of the Board, or, in his absence the president, or in the absence of both, a majority of the members of the Board present in person at such meeting may appoint any other officer or director to act as chairman of the meeting.

      (b) The secretary of the Corporation shall act as secretary of all meetings of the shareholders. In the absence of the secretary, the chairman of the meeting shall appoint any other person to act as of the meeting.

Section 14. Written Consent of Shareholders. Whenever under the BCL shareholders are required or permitted to take any action by vote, such action may be taken without a meeting on written consent, setting forth the action so taken, signed by the holders of all outstanding shares entitled to vote thereon or, if the certificate of incorporation so permits, signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. However, this section shall not be construed to alter or modify any provision of law or of the certificate of incorporation under which the written consent of the holders of less than all outstanding shares is sufficient for corporate action.

                                   ARTICLE III
                                    DIRECTORS

Section 1. General Powers. Subject to any provision in the certificate of incorporation, the business and property of the Corporation shall be managed under the direction of its Board.

Section 2. Qualifications. All of the directors shall be at least eighteen years of age, and at least one director shall be a citizen of the United States and a resident of the State of New York. A majority of the directors shall be "independent" as defined below.

Section 3. Number of Directors.

      (a) Generally. The number of directors shall not be more than nine (9) and not less than three (3). The number of directors shall be determined by a vote of the shareholders at the annual meeting or at a special meeting and may be increased or decreased within the limits prescribed in this Section 3 by a vote of the shareholders or a majority of the entire Board.

      (b) Definition of Independent Director. A person qualifies as an "independent director" if such person does not have a relationship with the Corporation that would interfere with the exercise of independent judgment. The following is a non-exclusive list of persons who shall not be considered independent:

            (i) a person who is presently an officer or employed, or during the period of three (3) years prior to the date such person's membership to the Board will be voted upon, was an officer or employed by the Corporation or by any subsidiary of the Corporation;

            (ii) a person who is (or is affiliated with a firm or company that is) a significant advisor or consultant to the Corporation or its subsidiaries;

            (iii) a person who is affiliated with a significant customer or supplier of the Corporation or its subsidiaries;

            (iv) a person who has a significant personal service contract with the Corporation or its subsidiaries;

            (v) a person who is affiliated with a tax-exempt entity to which the Corporation or its subsidiaries has made contributions that exceed, in the aggregate, five percent (5%) of the organization's consolidated gross revenues for that year, or Two Hundred Thousand and 00/100 ($200,000) Dollars, whichever is less, in any of the Corporation's then three (3) previous fiscal years;

            (vi) a person who is employed as an executive officer of another entity where at any time during the Corporation's then three (3) previous fiscal years any of the Corporation's executive officers served on that entity's compensation committee;

            (vii) a person who is a current partner or shareholder of the Corporation's outside auditor, or was a partner, shareholder or employee of the Corporation's outside auditor who worked on the Corporation's audit at any time during any of the Corporation's then three (3) previous fiscal years; or

            (viii) a spouse, parent, sibling or child of any person described in paragraphs (i) through (vii).

      (c) Additional Definitions. Certain terms used in this Section 3 shall have the meanings set forth below:

            (i) "Affiliate" of a person, or a person "affiliated with," a specified person, shall mean a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the specified person.

            (ii) The term "control" (including the terms "controlling," "controlled by" and "under common control with") shall mean the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract, or otherwise; provided, however, that a person shall not be deemed to control another person solely because he is a director of such other person.

            (iii) A "subsidiary" of the Corporation shall mean any corporation a majority of the voting shares of which is owned, directly or indirectly through one or more other subsidiaries, by the Corporation.

            (iv) A person shall be deemed to be, or to be affiliated with, a company or firm that is a "significant advisor or consultant to the Corporation or its subsidiaries" if he, or it, as the case may be, received or would receive fees or similar compensation from the Corporation or a subsidiary of the Corporation in excess of the lesser of (A) three percent (3%) of the consolidated gross revenues which the Corporation and its subsidiaries received for the sale of their products and services during the last fiscal year of the Corporation; (B) five percent (5%) of the gross revenues of the person during the last calendar year, if such person is a self-employed individual, or (C) five percent (5%) of the consolidated gross revenues received by such company or firm for the sale of its products and services during its last fiscal year, if the person is a company or firm; provided, however, that directors' fees and expense reimbursements, payments arising solely from investments in the Corporation's securities and benefits under a tax-qualified retirement plan shall not be included in the gross revenues of an individual for purposes of this determination.

            (v) A "significant customer of the Corporation and its subsidiaries" shall mean a customer from which the Corporation and its subsidiaries collectively in the last fiscal year of the Corporation received payments in consideration for the products and services of the Corporation and its subsidiaries which are in excess of three percent (3%) of the consolidated gross revenues of the Corporation and its subsidiaries during such fiscal year.

            (vi) A "significant supplier of the Corporation and its subsidiaries" shall mean a supplier to which the Corporation and its subsidiaries made payments in consideration for the supplier's products and services in excess of three percent (3%) of the consolidation gross revenues of the Corporation and its subsidiaries during the Corporation's previous fiscal year.

            (vii) A person shall be deemed to have "significant personal services contract(s) with the Corporation or its subsidiaries" if the fees and other compensation received by the person pursuant to personal services contract(s) with the Corporation or its subsidiaries exceeded or would exceed five percent (5%) of his gross revenues during the last calendar year.

Section 4. Election and Term of Directors. The members of the Board shall be elected at the annual meeting of shareholders by a plurality of the votes cast at that meeting to serve for a term of three (3) years. Each director shall hold office until the expiration of the term for which he is elected, and until his successor has been elected and qualified, or until his prior resignation or removal.

Section 5. Newly Created Directorships and Vacancies. Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the Board for any reason may be filled by a vote of a majority of the directors then in office, although less than a quorum exists, unless otherwise provided in the certificate of incorporation. A director elected to fill a vacancy shall hold office until the next meeting of shareholders at which the election of the directors is in the regular order of business, and until his successor has been elected and qualified.

Section 6. Removal of Directors. Any or all of the directors may be removed for cause by vote of the shareholders or by action of the Board.

Section 7. Resignation of Directors. A director may resign at any time by giving written notice to the Board, the president or the secretary of the Corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the Board or such officer. The acceptance of a resignation shall not be necessary to make it effective, but no resignation shall discharge any accrued obligation or duty of a director.

Section 8. Quorum of Directors. Unless otherwise provided in the certificate of incorporation, a majority of the entire board shall constitute a quorum for the transaction of business or of any specified item of business.

Section 9. Action of the Board. Unless otherwise required by law or the certificate of incorporation, the vote of a majority of the directors present at the time of the vote, if a quorum is present at such time, shall be the act of the Board. Each director present shall have one vote regardless of the number of shares, if any, which he may hold.

Section 10. First Meeting. After each annual election of directors, the Board shall meet for the purpose of organization and the transaction of other business on the same day on which such annual meeting is held. Notice of such meeting need not be given. If not so held, such first meeting may be held at any other time, as soon as practicable after such annual election, which shall be specified in a notice given as hereinafter provided for special meetings of the Board.

Section 11. Regular Meetings. Regular meetings of the Board, other than the first meeting, may be held without notice at such times and places as the Board may determine.

Section 12. Special Meetings. Special meetings of the Board may be called by the secretary or an assistant secretary upon the request of the chairman of the Board, if there be one, or of the president or on the written request of any two members of the Board. Except as otherwise specified in the notice thereof, as required by statute, the certificate of incorporation or these by-laws, any and all business may be transacted at any special meeting.

Section 13. Place of Meetings. Meetings of the Board shall be held at the office of the Corporation in the State of New York or at such other place within or without the State of New York as may be designated by the Board.

Section 14. Notice of Meetings of the Board; Adjournment. Regular meetings of the Board may be held without notice at such time and place as it shall from time to time determine. Special meetings of the Board shall be held upon notice to the directors by or at the direction of the person or persons calling the meeting by mail to each member at least seventy two (72) hours before the start of the meeting or by telegram, telephone, or personal delivery at least twenty four (24) hours before the start of the meeting. Notice of a meeting need not be given to any director who submits a waiver of notice whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to him. A notice need not specify the purpose or purposes of any meeting. A majority of the directors present, whether or not a quorum is present, may adjourn any meeting to another time and place. Notice of any adjourned meeting need not be given otherwise than by announcement at the meeting at which the adjournment is taken.

Section 15. Waiver of Notice. Anything in these by-laws or in any resolution adopted by the Board notwithstanding, any notice required to be given to any director may be waived by him in writing, including waiver by telegraph, cable or wireless communication. Any meeting of the Board shall be a legal meeting without any notice having been given or regardless of the giving of any notice or the adoption of any resolution in reference thereto, if every member of the Board shall be present thereat or has signed a written waiver of notice.

Section 16. Action by Board by Written Consent. Any action required or permitted to be taken by the Board or any committee thereof may be taken without a meeting if all members of the Board or the committee consent in writing to the adoption of a resolution authorizing the action.

Section 17. Director and Committee Action by Conference Telephone. Any one or more members of the Board or any committee thereof may participate in a meeting of such Board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

Section 18. Committees of the Board.

      (a) Generally. As long as the Corporation is subject to the reporting requirements under the Exchange Act, the Board, by resolution adopted by a majority of the entire Board, shall designate from among its members an audit committee, and a nominating committee. The Board, by resolution adopted by a majority of the entire Board, may designate from among its members an executive committee and other committees. Each committee of the Board shall have one or more directors, and shall have the authority accorded to it in accordance with the resolution providing for the committee's creation or the applicable committee charter adopted by the Board, from time to time, except to the extent inconsistent with Section 712 of the BCL, or successor statutory provision. All committees, as applicable, shall be in compliance with the applicable rules of the Securities and Exchange Commission, and the listing standards of the American Stock Exchange, Inc., or such other exchange upon which the Corporation's securities are listed for trading. The Board may designate one or more directors as alternate members of any such committee, who may replace any absent member or members at any meeting of such committee. Each such committee shall serve at the pleasure of the Board.

      (b) The Nominating Committee

            (i) The Committee, composed of three (3) directors, all of whom shall be "independent directors" as defined in the by-laws of the Corporation, shall identify and recommend to the Board individuals for nomination to fill vacancies in, and for renomination to, positions as directors of the Corporation.

            (ii) The members of the nominating committee shall be appointed by the Board, which shall also designate a chairman of the nominating committee. Nominating committee members shall serve until their successors are duly elected and qualified or until their resignation or removal. The members of the nominating committee may be removed, with or without cause, by a majority vote of the Board.

            (iii) The nominating committee shall meet as frequently as circumstances dictate. Meetings may be called by the chairman of the Board or by any member of the nominating committee. Meetings of the nominating committee may be held telephonically.

            (iv) The nominating committee may invite to its meetings such persons it deems appropriate in order to carry out its responsibilities. The nominating committee may also exclude from meetings of the committee any persons it deems appropriate in order to carry out its responsibilities.

            (v) The nominating committee may consult with the Corporation's attorneys in carrying out its responsibilities and shall have the authority to retain experts and search firms as it deems appropriate, including the authority to approve the fees payable to such parties. The nominating committee shall have the following functions in carrying out its responsibilities as set forth in
Section I of this Charter:

      1. Establishing criteria for the selection of directors to serve on the Board.

      2. Identifying individuals believed to be qualified as candidates to serve on the Board and recommending to the Board the candidates for all directors positions to be filled by the Board or by the shareholders at an annual or special meeting in accordance with the Corporation's by-laws. In identifying candidates for the Board, the nominating committee may take into account all factors that it considers appropriate, including, without limitation: (a) ensuring that the Board consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including experience that could qualify a director as a "financial expert" as that term is defined by the rules of the United States Securities and Exchange Commission (the "SEC")), local or community ties, (b) individual qualifications such as strength of character, familiarity with the Corporation's business and industry, independence and ability to work collegially, (c) recommendations from the Corporation's chief executive officer, which may include recommendations for Board membership by other senior members of management. It is anticipated that the nominating committee will consider the extent to which a particular candidate would fill a present need on the Board.

      3. Making recommendations to the Board as to whether the Board should adopt age or term limits or other retirement policies.

      4. Evaluating candidates for nomination to the Board, including those recommended by shareholders.

      5. Conducting appropriate inquiries into the backgrounds and qualifications of possible candidates.

      6. Considering matters of independence, possible conflicts of interest of members of the Board and executive officers and whether candidates for the Board have special interests that might impair their ability to represent the interests of all shareholders or interact collegially with the other directors.

      7. Maintaining minutes or other records of meetings and activities of the nominating committee and reporting regularly to the Board concerning the meetings and activities of the nominating committee.

            (vi) The nominating committee shall, periodically, perform a self-review and evaluation as to its performance and the performance of its members. The nominating committee shall make recommendations to the Board concerning such improvements to and amendments of this Corporation's certificate of incorporation as the nominating committee considers necessary, appropriate or valuable to the Corporation.

Section 19. Compensation of Directors. The Board shall have the power to fix and from time to time adjust the compensation, if any, to be paid, and the travelling and incidental expenses to be reimbursed, to directors for attendance at any regular or special meeting of the Board, or any committee of the Board. The Board shall also have the power to fix or adjust the compensation, if any, to be paid, and the reimbursement of any expenses incurred in connection with any special services rendered by a director or directors. Nothing contained herein shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

Section 20. Interested Directors. (a) No contract or other transaction between the Corporation and one or more of its directors, or between the Corporation and any other corporation, firm, association or other entity in which one or more of its directors are directors or officers, or have a substantial financial interest, shall be either void or voidable for this reason alone or by reason alone that such director or directors are present at the meeting of the Board, or of a committee thereof, which approves such contract or transaction, or that his or their votes are counted for such purpose:

            (1) If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the Board or committee, and the Board or committee approves such contract or transaction by a vote sufficient for such purpose without counting the vote of such interested director or, if the votes of the disinterested directors are insufficient to constitute an act of the Board as defined in section 708 of the BCL, by unanimous vote of the disinterested directors; or

            (2) If the material facts as to such director's interest in such contract or transaction and as to any such common directorship, officership or financial interest are disclosed in good faith or known to the shareholders entitled to vote thereon, and such contract or transaction is approved by vote of such shareholders.

      (b) If such good faith disclosure of the material facts as to the director's interest in the contract or transaction and as to any such common directorship, officership or financial interest is made to the directors or shareholders, or known to the Board or committee or shareholders approving such contract or transaction, as provided in paragraph (a) above, the contract or transaction may not be avoided by the Corporation for the reasons set forth in said paragraph (a). If there was no such disclosure or knowledge, or if the vote of such interested director was necessary for the approval of such contract or transaction at a meeting of the Board or committee at which it was approved, the Corporation may avoid the contract or transaction unless the party or parties thereto shall establish affirmatively that the contract or transaction was fair and reasonable as to the Corporation at the time it was approved by the Board, a committee or the shareholders.

      (c) Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board or of a committee which approves such contract or transaction.

Section 21. Organization. At every meeting of the Board, the chairman of the Board, or in his absence, the president, shall preside. The secretary of the Corporation or such assistant secretary as the Board shall designate, shall act as secretary of the Board, or in the absence of such officer at any meeting, the Chairman may appoint any person to act as secretary of the meeting.

                                   ARTICLE IV
                                    OFFICERS

Section 1. Offices; Election; Term. The officers of the Corporation shall be a president, a secretary and a treasurer, and such other officers (including a chairman of the Board and one or more vice presidents, assistant secretaries, and assistant treasurers) as the Board may determine, each of whom shall be elected or appointed by the Board and shall perform such duties in the conduct and management of the business and property of the Corporation as may be determined by the Board and as hereinafter provided. Any two or more offices may be held by the same person. Each officer shall hold office for the term for which he is elected or appointed, and until his successor has been elected or appointed and qualified, or until his earlier resignation or removal.

Section 2. Chairman of the Board. The chairman of the Board (if there be such an officer appointed) shall preside at all meetings of the shareholders and the Board. The chairman of the Board shall perform such other duties and have such other powers as the Board shall designate from time to time.

Section 3. President. The president shall be the chief executive officer of the Corporation and shall have general supervision over the business of the Corporation subject, however, to the control of the Board. The president shall preside, if there be no Chairman of the Board, or if there be one, then, in his absence, at all meetings of shareholders and of the Board and shall have all the powers generally appertaining to the president of a corporation in its daily operations.

Section 4. Vice President. The vice president, or, if there be more than one, the executive vice president, shall, in the absence or disability of the president, perform the duties and exercise the powers of the president. The vice president(s) shall have such powers and perform such duties as may be delegated to him by the president or prescribed by the Board.

Section 5. Secretary. The secretary shall keep or cause to be kept the minutes of all meetings of the Board, and the minutes of all meetings of the shareholders, and also, unless otherwise directed, the minutes of all meetings of committees in books provided for that purpose. He shall give, or cause to be given, notice of all meetings of shareholders and directors, and all other notices required by law or by these by-laws, and in case of his absence or refusal so to do, any such notice may be given by any person thereunto directed by the president or by the directors or shareholders upon whose request the meeting is called. He shall have charge of the corporate books and records. He shall have custody of the seal of the Corporation and affix the same to all instruments requiring it when authorized by the directors or the president, and attest the same. He shall file, or cause to be filed, all written requests that notices be mailed to shareholders at an address other than that which appears on the record of shareholders. He shall sign with the president or vice president all certificates representing shares of the Corporation. And he shall, in general, perform all the duties incident to the office of secretary.

Section 6. Treasurer. The treasurer shall have control of all funds, securities, evidences of indebtedness and other valuable documents of the Corporation; when necessary or proper he shall endorse on behalf of the Corporation for collection checks, notes and other obligations and shall deposit the same to the credit of the Corporation in such bank or banks or depository as the Board may designate. He shall receive and give or cause to be given receipts and acquittances for moneys paid in on account of the Corporation and shall pay out of the funds on hand all just debts of the Corporation of whatever nature upon maturity of the same; he shall enter or cause to be entered in books of the Corporation to be kept for that purpose full and accurate accounts of all moneys received and paid out on account of the Corporation, and whenever required by the president or the directors, he shall render a statement of his accounts. He shall keep or cause to be kept such other books as will show a true record of the expenses, losses, gains, assets and liabilities of the Corporation; he shall at all reasonable times exhibit his books and accounts to any director of the Corporation upon application at the office of the Corporation during business hours; he shall sign with the president or a vice president certificates representing shares of the Corporation; he shall perform all other duties and acts incident to the office of treasurer. He shall, if required by the Board, give the Corporation security for the faithful performance of his duties in such sum and with such surety as the Board may determine.

Section 7. Assistant Secretaries and Assistant Treasurers. The assistant Secretaries and the assistant treasurers, if there be any, may sign with the president or vice president, certificates representing shares of the Corporation. The assistant Secretaries and the assistant treasurers shall have such other powers and shall perform such other duties as may be assigned to them by the Board, the president or by the secretary or treasurer, respectively. In the absence or disability of the secretary or the treasurer, the assistant secretary or the assistant treasurer, respectively, shall perform all their duties and exercise all their powers. The assistant treasurer may be required to give security for the faithful performance of his duties in such sum and with such surety as the Board may require.

Section 8. Removal and Resignations of Officers. Any officer elected or appointed by the Board may be removed by the Board with or without cause. Subject to the provisions of any contract of employment, any officer may resign as such at any time by giving written notice to the president or secretary. Any such resignation shall take effect at the time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Section 9. Vacancies. If the office of any officer becomes vacant, the directors may appoint any qualified person to fill such vacancy, who shall hold office for the unexpired term of his predecessor and until his successor is elected or appointed and qualified.

Section 10. Compensation of Officers. The officers shall receive such salary or compensation as may be determined by the Board. No officer shall be precluded from receiving any compensation by reason of the fact that he is also a director of the Corporation.

                                    ARTICLE V
                            VOTING UPON STOCK HELD IN
                               OTHER CORPORATIONS

      Unless otherwise ordered by the Board, any shares of stock held by the Corporation in any other corporation may be voted on behalf of the Corporation by the president of the Corporation at any meetings of the shareholders of such other corporation, and at any such meetings or otherwise the president of the Corporation shall have full power and authority on behalf of the Corporation to possess and exercise in respect of the shares of stock so held all of the rights, powers and privileges of individual owners or holders of such stock, either in person or by attorney or attorneys in fact duly appointed by him. The Board may by resolution from time to time confer such power and authority upon any other person or persons.

                                   ARTICLE VI
                   CONTRACTS, BORROWINGS, BANK ACCOUNTS, ETC.

Section 1. Execution of Contracts. The Board may authorize any officer or officers, agent or agents, in the name and on behalf of the Corporation, to enter into any contract or execute and deliver any deeds, mortgages, bonds or other instruments and such authority may be general or confined to specific instances.

Section 2. Borrowings. No money shall be borrowed on behalf of the Corporation unless the borrowing of such money shall have been authorized by the vote of the Board. Any officer duly authorized so to do may effect borrowings at any time for the Corporation from any bank, trust company, or other institution, or from any firm, corporation or individual, and for such borrowings may make, execute and deliver promissory notes, bonds or other certificates or evidence of indebtedness of the Corporation, and, when duly authorized so to do, may pledge, hypothecate or transfer any securities or other property of the Corporation as security for any such borrowings. Such authority may be general or confined to specific instances.

Section 3. Checks, Drafts, Etc. All checks and drafts and other orders for the payment of money out of the funds of the Corporation and all bills of exchange, promissory notes, acceptances, obligations and other evidences of indebtedness of the Corporation, shall be signed on behalf of the Corporation by such officer or officers, agent or agents and in such manner as shall from time to time be determined by resolution of the Board.

Section 4. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies, or other depositaries as the Board may select or as may be selected by any officer or officers, agent or agents of the Corporation to whom such power may from time to time be delegated by the Board.

                                   ARTICLE VII
                                     SHARES

Section 1. Certificates Representing Shares. The shares of the Corporation shall be represented by certificates in such form as shall be prepared or approved by the Board and shall be numbered consecutively. The certificates shall be signed by the president or a vice president and the secretary or an assistant secretary or the treasurer or an assistant treasurer of the Corporation, and shall be sealed with the seal of the Corporation or a facsimile thereof. The signatures of the officers upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the Corporation itself or its employee. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be an officer before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer at the date of issue. Each certificate shall state upon the face thereof: (i) that the Corporation is formed under the laws of the State of New York; (ii) the name of the person or persons to whom issued; and (iii) the number and class of shares, and the designation of the series, if any, which such certificate represents.

Section 2. Lost, Destroyed and Stolen Share Certificates. Any person claiming a certificate representing shares to be lost, apparently destroyed or wrongfully taken shall make an affidavit or affirmation of that fact, and, if required by the Board, shall give the Corporation an indemnity bond in such form and in such amount as the Board may determine, to protect it or any person injured by the issue of the new certificate from any liability or expense which it or they may incur by reason of the original certificate remaining outstanding, whereupon a new certificate may be issued of the same tenor and for the same number of shares as the one alleged to be lost, destroyed or wrongfully taken if the claimant so requests prior to notice to the Corporation that the lost, apparently destroyed or wrongfully taken certificate has been acquired by a bona fide purchaser.

Section 3. Transfer of Shares. The certificated shares of the Corporation shall be transferable only upon its books by the holders thereof in person or by their duly authorized attorneys or legal representatives, and upon such transfer the old certificates duly endorsed or accompanied by evidence of succession, assignment or authority to transfer shall be surrendered to the Corporation by the delivery thereof to the person in charge of the list of shareholders and the transfer books and ledgers, or the transfer agent, or to such other person as the Board may designate, by whom they shall be cancelled, and new certificates shall thereupon be issued. A record shall be made of each transfer, and whenever a transfer shall be made for collateral security, and not absolutely, it shall be so expressed in the entry of the transfer on the record of shareholders of the Corporation.

Section 4. Record of Shareholders. The Corporation shall keep at its office in this state or at the office of its transfer agent or registrar in this state, a record containing the names and addresses of all shareholders, the number and class of shares held by each and the dates when they respectively became the owners of record thereof in written form or in any other form capable of being converted into written form within a reasonable time. The Corporation shall be protected in treating the persons in whose names shares stand on the record of shareholders as the owners thereof for all purposes, and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person whether or not it shall have express or other notice thereof, except as expressly provided by the laws of the State of New York.

Section 5. Fixing Record Date. For the purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action, the Board may fix, in advance, a date as the record date for any such determination of shareholders. Such date shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. If no record date is fixed, it shall be determined in accordance with the provisions of the laws of the State of New York.

Section 6. Registered Stockholders. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of the State of New York.

                                  ARTICLE VIII
                                    DIVIDENDS

      The Board may, but shall not be required to, declare, and the Corporation may pay, dividends in cash or its bonds or its property, including the shares or bonds of other corporations, on its outstanding shares. Such dividends may be declared or paid out of surplus only and upon such terms and conditions provided by the certificate of incorporation or by law. Before the declaration and payment of any dividend, there may be set aside out of the surplus available for dividends such sum or sums as the directors, from time to time, in their absolute discretion, think proper, as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purposes as the directors shall think conducive to the interests of the Corporation.

                                   ARTICLE IX
                         AMENDMENT AND REPEAL OF BY-LAWS

      Except as provided in the certificate of incorporation, the by-laws may be adopted, amended or repealed by vote of the holders of the shares at the time entitled to vote thereon. By-laws may also be adopted, amended or repealed by the Board, but any by-law adopted by the Board may be amended or repealed by the shareholders entitled to vote thereon as herein provided.

                                    ARTICLE X
                                 INDEMNIFICATION

Section 1. Right to Indemnification. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, proceeding or suit (including one by or in the right of the Corporation to procure a judgment in its favor), whether civil or criminal, by reason of the fact that he, his testator or intestate is or was a director or officer of the Corporation, or is or was serving any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise in any capacity at the request of the Corporation, against judgments, fines, amounts paid in settlement and expenses, including attorneys' fees, actually incurred as a result of or in connection with any such action, proceeding or suit, or any appeal therefrom, if such director or officer acted in good faith for a purpose which he reasonably believed to be in or not opposed to the best interests of the Corporation and, in criminal actions or proceedings, in addition, had no reasonable cause to believe that his conduct was unlawful; provided, however, that no indemnification shall be made to or on behalf of any director or officer if a judgment or other final adjudication adverse to the director or officer establishes that his acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he personally gained in fact a financial profit or other advantage to which he was not legally entitled. The foregoing right of indemnification shall not be exclusive of other rights to which he may be entitled or the Corporation shall provide.

Section 2. Authority to Advance Expenses. The foregoing provision for indemnification of directors and officers shall not limit or restrict the power and right of the Corporation (i) to provide for indemnification and advancement of expenses and allowances to any officer or director to the fullest extent authorized or permitted by the BCL, including Sections 721 through 725 of such law as presently in effect and as same may be amended and expanded from time to time, and (ii) to purchase and maintain insurance for indemnification of the Corporation and directors and officers to the fullest extent authorized by the BCL, including Section 726 of such law as presently in effect and as same may be amended and expanded from time to time.

Section 3. Authority to Insure. The Corporation may purchase and maintain insurance to protect itself and any agent against any expense, whether or not the Corporation would have the power to indemnify the agent against such expense under applicable law or the provisions of this Article.

Section 4. Survival of Rights. The rights provided by this Article shall continue as to a person who has ceased to be an agent with regard to acts undertaken during the period in which such person was an agent of the Corporation and shall inure to the benefit of the heirs, executors, and administrators of such a person.

Section 5. Settlement of Claims. The Corporation shall not be liable to indemnify any agent under this Article (i) for any amounts paid in settlement of any action of claim effected without the Corporation's written consent, which consent shall not be unreasonably withheld, or (ii) for any judicial award if the Corporation was not given a reasonable and timely opportunity, at its expense, to participate in the defense of such action.

Section 6. Effect of Amendment. Any amendment, repeal, or modification of this Article shall not adversely affect any right or protection of any agent existing at the time of such amendment, repeal, or modification.

Section 7. Subrogation. In the event of payment under this Article, the Corporation shall be subrogated to the extent of such payment to all of the rights of recovery of the agent, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Corporation effectively to bring suit to enforce such rights.

Section 8. No Duplication of Payments. The Corporation shall not be liable under this Article to make any payment in connection with any claim made against the agent to the extent the agent has otherwise actually received payment (under any insurance policy, agreement, vote, or otherwise) of the amounts otherwise indemnifiable hereunder.

                                   ARTICLE XI
                            MISCELLANEOUS PROVISIONS

1. Fiscal Year. The fiscal year of the Corporation shall be fixed, and may be changed from time to time, by resolution of the Board.

2. Seal of Corporation. The seal of the Corporation shall be circular in form and have inscribed thereon the name of the Corporation, the year of its organization, and the words "Corporate Seal" and "New York". The seal shall be in the charge of the secretary. If and when so directed by the Board or the president, a duplicate of the seal may be kept and used by the secretary, assistant secretary, treasurer or assistant treasurer. The seal may be used by causing it or a facsimile to be affixed or impressed or reproduced in any other manner.

3. Reference to Certificate of Incorporation. References in these by-laws to the certificate of incorporation shall include all amendments thereto or changes thereof unless specifically excepted.

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

May 13, 2004
------------
    Date