Form 10-K
period 2004-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2004-09-22
CIK 33533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10 - K

|X| Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

      For the transition period from             to

                           Commission File No. 1-4383

                         Espey Mfg. & Electronics Corp.
              ----------------------------------------------------
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

      |X| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
      |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      |_| Yes |X| No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $23,184,021 based upon the closing sale price of $22.85 on the American Stock Exchange on June 30, 2004.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at September 14, 2001
                  -----                        ---------------------------------
    Common stock, $.33-1/3 par value                    1,010,804 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants definitive proxy statement relating to the 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 and 14 on Form 10-K as indicated herein.

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

The electronic power supplies and components manufactured by the Company find application principally in (i) shipboard and land based radar, (ii) locomotives,
(iii) aircraft, (iv) short and medium range communication systems, (v) navigation systems and (vi) land based military vehicles.

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

In the fiscal year ended June 30, 2004 and 2003, the Company's total sales were $22,507,199 and $19,773,411, respectively. Sales to two domestic customers and one foreign customer accounted for 22%, 16% and 18% and 25%, 19% and 12%, of total sales in 2004 and 2003, respectively. Sales to two domestic customers and one foreign customer accounted for 26%, 21% and 14% respectively, of total sales in 2002.

Export sales in 2004, 2003 and 2002 were approximately  $9,800,000,  $7,100,000, and $6,600,000, respectively.

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

Sales Backlog

At September 14, 2004, the Company's backlog was approximately $14.0 million. The total backlog at June 30, 2004 was approximately $15.4 million as compared to approximately $21.4 million at June 30, 2003. The Company's backlog is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

It is presently anticipated that a minimum of $15.2 million of orders comprising the June 30, 2004 backlog will be filled during the fiscal year ending June 30, 2005. The minimum of $15.2 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2005. The estimate of the June 30, 2004 backlog to be shipped in fiscal 2005 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

Marketing and Competition

The Company markets its products primarily through its own direct sales organization. Business is solicited from large industrial manufacturers and defense companies, the government of the United States and foreign governments and major foreign electronic equipment companies. In certain countries the Company has external sales representatives to help solicit and coordinate foreign contracts. The Company is also on the eligible list of contractors of many agencies of the United States Department of Defense and generally is automatically solicited by such agencies for procurement needs falling within the major classes of products produced by the Company.

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

Research and Development

The Company's expenditures for research and development were approximately $150,000, $100,000, and $335,000, in 2004, 2003 and 2002, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvement of existing products.

Employees

The Company had 181 employees as of September 14, 2004. Some of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. The current collective bargaining agreement expires on June 30, 2008. The contract includes a 3.75% annual pay increase in the fiscal period 2004 through 2007, and no increase for 2008. Relations with the Union are considered good. Union membership at September 14, 2004 was 78 people.

Government Regulations

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal 2004, and the Company believes will not in fiscal year 2005 have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

Item 3. Legal Proceedings.

On June 3, 2004, the Company was informed by the American Stock Exchange, Inc. ("AMEX") that its review of events that had occurred at the Company's annual meeting on November 13, 2003 had been completed and that no further action was warranted.

At the annual meeting, a vote was taken on a shareholder proposal, to remove certain incumbent directors, that had not been included in the Company's proxy material sent to shareholders in advance of the meeting. AMEX informed the Company in January 2004 that it would be conducting a review of such incident. The Board of Directors engaged special counsel to investigate whether any directors or officers of the Company had engaged in misconduct in connection with the shareholder proposal presented at the meeting. Special counsel subsequently reported to the Board of Directors that no such finding had been made, and that action taken on the shareholder proposal presented at the annual meeting was inappropriate.

In April 2004, the Board of Directors adopted various corporate governance modifications, including the creation of a nominating committee comprised of independent directors and various other corporate by-law amendments. The results of special counsel's reports and the corporate governance modifications were supplied to AMEX incidental to its review.

Item 4. Submission of Matters to a Vote of Security Holders.

        None

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the American Stock Exchange, the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

         2004                             High                        Low
         First Quarter                    23.00                      17.60
         Second Quarter                   27.35                      22.99
         Third Quarter                    26.00                      24.60
         Fourth Quarter                   27.14                      21.00

         2003                             High                        Low
         First Quarter                    20.50                      18.48
         Second Quarter                   19.75                      18.65
         Third Quarter                    20.75                      17.55
         Fourth Quarter                   18.49                      17.70

Holders

The approximate number of holders of record of the common stock was 141 on September 14, 2004 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on the common stock of $1.50, $.35, and $.30 per share for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. The Board of Directors has authorized the payment of a fiscal 2005 first quarter dividend of $.15 payable September 30, 2004.

See also Item 12 for a discussion of Securities Authorized for Issuance under Equity Compensation plans.

During fiscal 2004 the Company sold common stock to certain employees as they exercised existing stock options granted under a shareholder approved plan. 8,500 shares were sold at various times during the year at prices that ranged from $13.25 a share to $19.85 a share. The securities were sold for cash and were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933. Proceeds were used for general working capital purposes.

There were no purchases of equity securities in the fiscal 2004 fourth quarter.

Item 6. Selected Financial Data.

                                                                          ESPEY MFG. & ELECTRONICS CORP.
                                                                          Five Years Ended June 30, 2004
                                             ---------------------------------------------------------------------------------------
Selected Income Statement Data                  2004                2003               2002               2001               2000
                                             -----------        -----------        -----------        -----------        -----------
Net Sales ...........................        $22,507,199        $19,773,411        $18,405,213        $17,251,640        $14,719,818
Operating Income ....................          1,178,723          1,146,386            549,139          1,169,271            733,617
Other income ........................            121,894            139,880            179,615            305,833            459,326
                                             -----------        -----------        -----------        -----------        -----------
         Net income .................            960,826            964,700            545,754          1,033,069            782,943

Income per common share:
  Basic .............................        $       .95        $       .94        $       .53        $      1.00        $       .75
   Diluted ..........................        $       .94        $       .94        $       .53        $      1.00        $       .75
                                             ===========        ===========        ===========        ===========        ===========

Selected Balance Sheet Data

Current Assets ......................         26,030,744         26,528,434         25,008,710         23,736,991         22,540,316
Current Liabilities .................            965,038          1,639,755          1,158,439          1,063,497          1,329,171
Working Capital .....................         25,065,706         24,888,679         23,850,271         22,673,494         21,211,145
Total Assets ........................         29,131,260         29,795,497         28,332,962         27,228,881         26,118,037

Stockholders' equity ................         27,841,906         27,953,508         27,054,442         26,165,384         24,788,866

Cash dividends declared and
  paid per common share .............        $      1.50        $       .35        $       .30        $       .20        $       .20
                                             ===========        ===========        ===========        ===========        ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

During fiscal year 2004, while net sales increased, new orders received by the Company did not keep pace with backlog relieved. Thus, while the sales backlog of approximately $15.4 million at June 30, 2004 gives the Company a solid base of future sales, the Company anticipates that the reduction of backlog may result in a reduction of sales during fiscal 2005. Management also anticipates a concurrent reduction in costs. Management believes that existing customers have been delayed in placing orders for additional products, but anticipates that new orders will be received in the current calendar year which should result in a significant increase in backlog. Many potential orders are currently being discussed and negotiated with our customers. In addition to the backlog, the Company currently has outstanding quotations representing in excess of $40 million in the aggregate for both repeat and new programs. Based on management's communications with customers, the Company expects to receive substantial orders for spare parts on the various types of transmitters which are already in service, a number of contracts for further development and manufacture of power supplies, transformers and additional contracts for pre-engineered hardware. We expect these contracts to substantially increase sales in years beyond 2005.

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

Results of Operations

Net Sales for fiscal years ended June 30, 2004, 2003 and 2002, were $22,507,199, $19,773,411, and $18,405,213, respectively. The 13.8% increase in net sales in 2004 as compared to 2003, is the result of increased transmitter component shipments on two of the Company's products. In fiscal 2004, the Company continued to realize the benefits of increased business with existing customers and continued to establish new customer relationships. Enhanced customer relationships and the quality of our products have provided for the continued increase in sales that has occurred over the last five years. The sales backlog at June 30, 2004, as discussed above includes significant orders for land and shipboard high voltage radar power supply/transmitters, industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements. The increase in net sales in 2003 as compared to 2002 was the result of increased shipments of small transformers, certain power supplies, and shipments made on build to print orders.

The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher than with respect to the products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs including loss contracts, has a significant impact on gross profit and net income. For fiscal years ended June 30, 2004, 2003 and 2002 gross profits were $3,714,865, $3,097,861, and $2,300,994, respectively. The increase in gross profit between 2004, 2003 and 2002 was predominately due to an increase in net sales and favorable product mix. Gross profit as a percentage of sales was 16.5%, 15.7%, and 12.5% for fiscal 2004, 2003, and 2002, respectively.
Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at June 30, 2004 was 181 people compared to 192 people at June 30,2003.

Net income for fiscal 2004, was $960,826 or $.95 and $.94 per share, basic and diluted, respectively, compared to $964,700 or $.94 per share, both basic and diluted, for fiscal 2003. The change in net income per share was due to increased sales and improved gross profit offset primarily by one loss contract and higher selling, general and administrative expenses. Net income for fiscal 2003, was $964,700 or $.94 per share compared to net income of $545,754 or $.53 per share for fiscal 2002. The increase in net income per share was due to decreased expenditures made on engineering development contracts, higher sales and favorable product mix. The decrease in engineering development expenditures occurred naturally as the related programs moved from the engineering design phase into the production phase of the associated contracts. The increase in net income was partially offset by an increase in selling, general and administrative expenses.

Selling, general and administrative expenses were $2,536,142, for the fiscal year ended June 30, 2004, an increase of $584,667, or 30.0% as compared to the prior year. This increase is primarily due to an increase in professional fees, insurance costs and administrative salaries. The increase in professional fees was attributable, in part, to legal fees incurred relating to the review conducted by the American Stock Exchange following the Company's Annual Meeting in November 2003 and the implementation of corporate governance modifications, including the amendment of the corporate by-laws. Selling, general and administrative expenses were $ 1,951,475 for the year ended June 30, 2003, an increase of $199,620, or 11.4% as compared to the prior year. This increase is mainly attributable to an increase in insurance premiums and increased selling expenses.

Other income for fiscal 2004 decreased as compared to fiscal 2003 due to lower dividend and interest income. The Company does not believe that there is significant risk associated with its investment policy, since at June 30, 2004 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market accounts. Total other income in fiscal 2003, as compared to 2002 declined as expected, as the Company sold its higher interest bearing preferred securities, and interest rates continued to decline.

The effective income tax rate was 26.1% in 2004, 25.0% in 2003, and 25.1% in 2002. The effective tax rate is less than the statutory tax rate mainly due to the foreign exportation benefit the Company receives on its foreign sales.

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

The Company's working capital as of June 30, 2004, 2003 and 2002 was $25,065,706, $24,888,679, and $23,850,271, respectively. During 2004, 2003 and
2002 the Company repurchased 13,625, 15,918, and 0 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") and in other open market transactions, for a total purchase price of $272,329, $311,468, and $0, respectively. Under existing authorizations from the Company's Board of Directors, as of June 30, 2004, management is authorized to purchase an additional $542,566 of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

                                                                         2004          2003
                                                                     -----------    -----------
Net cash provided by operating activities ........................   $ 3,874,800    $ 1,936,468
Net cash (used) provided by investing activities .................      (910,855)       523,370
Net cash used in financing activities ............................     1,649,456        656,317

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchases of inventory, receipt of progress payments, level of sales and payments of accounts payable. Net cash (used) provided by investing activities changed in fiscal 2004 due to slightly lower additions of plant and equipment and the purchase of short-term investments. The increase in cash used in financing activities is due primarily to the increase in the amount of dividends paid during 2004 as compared to 2003.

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

During fiscal year 2004 and 2003, the Company expended $413,517 and $438,481, respectively, for plant improvements and new equipment. The Company has budgeted approximately $450,000 for new equipment and plant improvements in fiscal 2005. Management presently anticipates that the funds required will be available from current operations.

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated approximately $190,000 at June 30, 2004. The Company does not expect to fund any of the amounts under the standby letters of credit.

The Company has an operating lease for $500 a month which expires June 1, 2008.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the financial statements. We believe our most critical accounting policies include revenue recognition and cost estimation on our contracts.

Revenue Recognition and Estimates

A significant portion of our business is comprised of development and production contracts. Generally revenues on long-term fixed-price contracts are recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion.

Percentage of completion accounting requires judgment relative to expected sales, estimating costs and making assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of overhead costs. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation of cost at completion. When a change in expected sales value or estimated cost is determined, changes are reflected in current period earnings.

Other Matters

An Employee Retirement Plan and Trust ("ESOP") was established for the eligible non-union employees of the Company, effective as of July 1, 1988. The ESOP used the proceeds of a loan from the Company made on June 5, 1989 to purchase 316,224 shares of the Company's common stock for approximately $8,400,000 and the Company contributed approximately $400,000 in 1989 to the ESOP, which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock.

Each year the Company makes contributions to the ESOP, which are used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock is allocated to participating employees. As of June 30, 2004, there were 240,749 shares allocated to participants. Dividends attributable to allocated shares were likewise allocated to the participants' accounts, whereas the dividends on unallocated shares were used toward the loan repayment, thus reducing the Company's required contribution.

The loan from the Company to the ESOP was repayable in annual installments of $1,039,605, including interest through June 30, 2004. Interest was payable at a rate of 9% per annum. The Company's receivable from the ESOP is recorded as common stock subscribed in the accompanying balance sheet as of June 30, 2003.

Effective June 30, 2004 the loan from the Company to the ESOP was paid in full and all shares have been allocated to participant's accounts.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Espey Mfg. & Electronics Corp.:

We have audited the accompanying balance sheet of Espey Mfg. & Electronics Corp. as of June 30, 2004, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP
-----------------
KPMG LLP
Albany, New York
August 6, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Espey Mfg. & Electronics Corp. :

In our opinion, the 2003 and 2002 financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. (the Company) at June 30, 2003, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Albany, New York
August 1, 2003

Espey Mfg. & Electronics Corp.
Balance Sheets
June 30, 2004 and 2003
-------------------------------------------------------------------------------------------------------------------------


                                                                                            2004                  2003
                                                                                        ------------         ------------
ASSETS
     Cash and cash equivalents .................................................        $ 12,310,972         $ 10,996,483
     Short term investments ....................................................           1,056,000                   --
     Trade accounts receivable, net ............................................           2,140,397            3,470,895
     Other receivables .........................................................               1,809               11,638

     Inventories:
              Raw materials and supplies .......................................           1,543,930            1,570,028
              Work in Process ..................................................           3,390,133            3,020,081
              Costs related to contracts in process,
              net of progress payments of $905,646
              in 2004 and $3,314,816 in 2003 ...................................           5,151,234            7,246,158
                                                                                        ------------         ------------
              Total inventories ................................................          10,085,297           11,836,267
                                                                                        ------------         ------------
     Deferred income taxes .....................................................              76,876               88,643
     Prepaid expenses and other current assets .................................             359,393              124,508
                                                                                        ------------         ------------
              Total current assets .............................................          26,030,744           26,528,434
                                                                                        ------------         ------------
     Property, plant and equipment, net ........................................           3,100,516            3,267,063
                                                                                        ------------         ------------
                  Total Assets .................................................        $ 29,131,260         $ 29,795,497
                                                                                        ============         ============
LIABILITIES AND STOCKHOLDERS'EQUITY

     Accounts payable ..........................................................        $    250,675         $    647,597
     Accrued expenses:
              Salaries, wages and commissions ..................................              44,519               88,287
              Employee insurance costs .........................................               7,487                7,038
              Vacation .........................................................             451,516              465,815
              Other ............................................................              50,370               42,361
     Payroll and other taxes withheld and accrued ..............................              26,000               38,425
     Income taxes payable ......................................................             134,471              350,232
                                                                                        ------------         ------------
                  Total current liabilities ....................................             965,038            1,639,755
                                                                                        ------------         ------------
     Deferred income taxes .....................................................             324,316              202,234
                                                                                        ------------         ------------
                  Total liabilities ............................................           1,289,354            1,841,989
                                                                                        ------------         ------------
     Common stock, par value $.33-1/3 per share
              Authorized 10,000,000 shares; Issued 1,514,937
              shares in 2004 and 2003, outstanding 1,014,618
              and 1,019,643 shares in 2004 and 2003 ............................             504,979              504,979
     Capital in excess of par value ............................................          10,411,915           10,459,278
     Retained Earnings .........................................................          24,911,920           25,458,400
                                                                                        ------------         ------------
                                                                                          35,828,814           36,422,657
     Less common stock subscribed ..............................................                  --             (558,662)

              Cost of 500,319 and 495,294 shares of
              common stock in treasury in 2004
              and 2003, respectively ...........................................          (7,986,908)          (7,910,487)
                                                                                        ------------         ------------
                  Total stockholders' equity ...................................          27,841,906           27,953,508
                                                                                        ------------         ------------
                  Total liabilities and
                  stockholders' equity .........................................        $ 29,131,260         $ 29,795,497
                                                                                        ============         ============

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Statements of Income
Years Ended June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

                                                                            2004              2003              2002
                                                                        ------------      ------------      ------------
Net sales ...................................................           $ 22,507,199      $ 19,773,411      $ 18,405,213
Cost of sales ...............................................             18,792,334        16,675,550        16,104,219
                                                                        ------------      ------------      ------------
                Gross profit ................................              3,714,865         3,097,861         2,300,994

Selling, general and
     administrative expenses ................................              2,536,142         1,951,475         1,751,855
                                                                        ------------      ------------      ------------
                Operating income ............................              1,178,723         1,146,386           549,139

Other income (expense)
                Interest and dividend income ................                 94,655           140,000           199,050
                Other income (loss) .........................                 27,239              (120)          (19,435)
                                                                        ------------      ------------      ------------
                Total other income ..........................                121,894           139,880           179,615
                                                                        ------------      ------------      ------------

Income before income taxes ..................................              1,300,617         1,286,266           728,754

Provision for income taxes ..................................                339,791           321,566           183,000
                                                                        ------------      ------------      ------------
                Net income ..................................           $    960,826      $    964,700      $    545,754
                                                                        ============      ============      ============

Net Income per share:
     Basic ..................................................           $        .95      $        .94      $        .53
     Diluted ................................................           $        .94      $        .94      $        .53
                                                                        ------------      ------------      ------------

Weighted average number
     of shares outstanding
                Basic .......................................              1,013,663         1,025,200         1,030,556
                Diluted .....................................              1,022,344         1,027,686         1,034,904
                                                                        ============      ============      ============

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Statements of Changes in Stockholders' Equity
Years Ended June 30, 2004, 2003 and 2002
-------------------------------------------------------------------------------------------------------------------


                                                                                         Accumulated
                                                                                            Other
                                                                           Capital in    Comprehen-
                                                  Common                    Excess of    sive income      Retained
                                                  Shares        Amount      par Value       (Loss)        Earnings
                                               -----------   -----------   -----------   -----------    -----------
Balance as of June 30, 2001                      1,029,461   $   504,979   $10,496,287   $   (50,281)   $24,607,239
                                               -----------   -----------   -----------   -----------    -----------
Comprehensive income:
   Net income, 2002                                                                                         545,754
   Other comprehensive income,
     net of tax benefit of $9,940                                                             21,202

Comprehensive income

Stock option exercises                               5,100                     (30,409)

Dividends paid on common stock
   $.30 per share                                                                                          (309,176)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    5,041

Purchase of treasury stock

Reduction of common stock subscribed
                                               -----------   -----------   -----------   -----------    -----------
Balance as of June 30, 2002                      1,034,561       504,979    10,465,878       (29,079)    24,848,858
                                               -----------   -----------   -----------   -----------    -----------
Comprehensive income:
   Net income, 2003                                                                                         964,700
   Other comprehensive income,
     net of tax benefit of $15,599                                                            19,589
   Reclassification adjustment                                                                 9,490

Comprehensive income

Stock option exercises                               1,000                      (6,600)

Dividends paid on common stock
   $.35 per share                                                                                          (358,099)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    2,941

Purchase of treasury stock                         (15,918)

Reduction of common stock subscribed
                                               -----------   -----------   -----------   -----------    -----------
Balance as of June 30, 2003                      1,019,643       504,979    10,459,278            --     25,458,400
                                               -----------   -----------   -----------   -----------    -----------

Net income, 2004                                                                                            960,826

Stock option exercises                               8,600                     (53,122)

Dividends paid on common stock
   $1.50 per share                                                                                       (1,519,913)

Tax effect of stock options exercised                                            5,759

Tax effect of dividends on
   unallocated ESOP shares                                                                                   12,607

Purchase of treasury stock                         (13,625)

Reduction of common stock subscribed
                                               -----------   -----------   -----------   -----------    -----------
Balance as of June 30, 2004                      1,014,618   $   504,979   $10,411,915   $        --    $24,911,920
                                               ===========   ===========   ===========   ===========    ===========

                                                        Common               Treasury Stock                Total
                                                        Stock          ---------------------------     Stockholders'
                                                      Subscribed         Shares           Amount          Equity
                                                     -----------       -----------     -----------      -----------
Balance as of June 30, 2001                           (1,675,987)          485,476     $(7,716,853)     $26,165,384
                                                     -----------       -----------     -----------      -----------
Comprehensive income:
                  Net income, 2002                                                                          545,754
                  Other comprehensive income,
                  net of tax benefit of $9,940                                                               21,202
                                                                                                        -----------
Comprehensive income                                                                                        566,956

Stock option exercises                                                      (5,100)         97,984           67,575

Dividends paid on common stock
   $.30 per share                                                                                          (309,176)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    5,041

Reduction of common stock subscribed                     558,662                                            558,662

                                                     -----------       -----------     -----------      -----------
Balance as of June 30, 2002                           (1,117,325)          480,376      (7,618,869)      27,054,442
                                                     -----------       -----------     -----------      -----------

Comprehensive income:
                  Net income, 2003                                                                          964,700
                  Other comprehensive gain,
                    net of tax benefit of $15,599                                                            19,589
                  Reclassification adjustment                                                                 9,490
                                                                                                        -----------
Comprehensive income                                                                                        993,779

Stock option exercises                                                      (1,000)         19,850           13,250

Dividends paid on common stock
   $.35 per share                                                                                          (358,099)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    2,941

Purchase of treasury stock                                                  15,918        (311,468)        (311,468)

Reduction of common stock subscribed                     558,663                                            558,663
                                                     -----------       -----------     -----------      -----------
Balance as of June 30, 2003                             (558,662)          495,294      (7,910,487)      27,953,508
                                                     -----------       -----------     -----------      -----------

Net income, 2004                                                                                            960,826

Stock option exercises                                                      (8,600)        195,908          142,786

Dividends paid on common stock
   $1.50 per share                                                                                       (1,519,913)

Tax effect on stock options exercised                                                                         5,759

Tax effect of dividends on
   unallocated ESOP shares                                                                                   12,607

Purchase of treasury stock                                                  13,625        (272,329)        (272,329)

Reduction of common stock subscribed                     558,662                                            558,662
                                                     -----------       -----------     -----------      -----------
Balance as of June 30, 2004                                   --           500,319     $(7,986,908)     $27,841,906
                                                     ===========       ===========     ===========      ===========

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Statements of Cash Flows
Years Ended June 30, 2004, 2003 and 2002
-------------------------------------------------------------------------------------------------------------------------

                                                                                2004             2003             2002
                                                                            -----------      -----------      -----------
Cash Flows From Operating Activities:
     Net income ..................................................          $   960,826      $   964,700      $   545,754

     Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Tax effect of dividends on
     unallocated ESOP shares .....................................               12,607            2,941            5,043

     Tax effect on stock options exercised .......................                5,759               --               --

     Depreciation ................................................              557,943          495,670          513,470

     Loss on disposal of plant and equipment .....................               22,121               --           35,782

     Loss on sale of investment securities .......................                   --           15,817               --

     Deferred income tax .........................................              133,849           57,359          112,097

     Changes in assets and liabilities:

          Decrease (increase) in receivables .....................            1,340,327       (1,059,414)         145,370

          Decrease in inventories, net ...........................            1,750,970          904,528        2,191,882

          (Increase) decrease in prepaid
             expenses and other current assets ...................             (234,885)          73,553          (46,181)

          (Decrease) increase in accounts payable ................             (396,922)         150,143          162,682

          (Decrease) increase in accrued
             salaries, wages and commissions .....................              (43,768)           1,406          (37,200)

          Increase (decrease) in accrued
             employee insurance costs ............................                  449              150          (54,911)

          (Decrease) increase in vacation accrual ................              (14,299)          66,916           53,352

          Increase in other accrued expenses .....................                8,009              951            3,699

          (Decrease) increase in payroll and
             other taxes withheld and accrued ....................              (12,425)             482           (1,454)

          (Decrease) increase in income
             taxes payable .......................................             (215,761)         261,266           27,526
                                                                            -----------      -----------      -----------
                      Net cash provided by
                         operating activities ....................          $ 3,874,800      $ 1,936,468      $ 3,656,911
                                                                            -----------      -----------      -----------

The accompanying notes are an integral part of the financial statements.

                                                                     (Continued)

Cash Flows From Investing Activities:

     Proceeds from maturity of investment
       securities .............................................                    --           403,188           399,869

     Additions to property, plant and equipment ...............              (413,517)         (438,481)         (393,865)

     Purchase of short term investments .......................            (1,056,000)               --                --

     Proceeds on sale of plant and equipment ..................                    --                --            12,250

     Reduction of common stock subscribed .....................               558,662           558,663           558,662
                                                                         ------------      ------------      ------------
                      Net cash (used) provided by
                         investing activities .................              (910,855)          523,370           576,916
                                                                         ------------      ------------      ------------
Cash Flows From Financing Activities:

     Dividends on common stock ................................            (1,519,913)         (358,099)         (309,176)

     Purchase of treasury stock ...............................              (272,329)         (311,468)               --

     Proceeds from exercise of stock options ..................               142,786            13,250            67,575
                                                                         ------------      ------------      ------------
                      Net cash used in
                         financing activities .................            (1,649,456)         (656,317)         (241,601)
                                                                         ------------      ------------      ------------

Increase in cash and cash equivalents .........................             1,314,489         1,803,521         3,992,226

Cash and cash equivalents, beginning of the year ..............            10,996,483         9,192,962         5,200,736
                                                                         ------------      ------------      ------------
Cash and cash equivalents, end of the year ....................          $ 12,310,972      $ 10,996,483      $  9,192,962
                                                                         ============      ============      ============

Net Income Taxes Paid .........................................          $    403,337      $         --      $     62,238
                                                                         ============      ============      ============

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 1. Nature of operations

Espey Mfg. & Electronics Corp. (the Company) is a manufacturer of electronic equipment used primarily in military and industrial applications. The principal markets for the Company's products are companies that provide electronic support to both military and industrial applications. During the year the Company dissolved Espey International, Inc, a wholly owned subsidiary. The subsidiary was an inactive foreign sales corporation.

Note 2. Summary of Significant Accounting Policies

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

Percentage of completion accounting requires judgment relative to expected sales, estimating costs and making assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of overhead costs. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation of cost at completion. When a change in expected sales value or estimated cost is determined, changes are reflected in current period earnings.

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

Estimated useful lives of depreciable assets are as follows:

          Buildings and improvements                               10 - 25 years
          Machinery and equipment                                   3 - 10 years
          Furniture, fixtures and office equipment                      10 years

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Under the provisions of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. In addition, SFAS No. 109 requires that the tax benefit of tax-deductible dividends on unallocated ESOP shares be recorded as a direct addition to retained earnings rather than as a reduction of income tax expense.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2.  Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks, certificates of deposit, and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Short-term investments include certificates of deposit with maturities greater than three months to a year.

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

                                                 Year Ended June 30,
                                          2004            2003          2002
                                      -----------------------------------------
      Net income
      as reported                     $  960,826       $ 964,700      $ 545,754

      Deduct: Total stock-based
      employee compensation
      expense determined under
      fair value based method
      for all awards, net of
      related  tax effects               (31,460)        (36,912)       (36,080)
                                      ----------       ---------      ---------
      Pro forma net income            $  929,366       $ 927,788      $ 509,674
                                      ==========       =========      =========
      Net income per share:

         Basic-as reported            $      .95       $     .94      $     .53
                                      ==========       =========      =========
         Basic-pro forma              $      .92       $     .91      $     .49
                                      ==========       =========      =========

         Diluted-as reported          $      .94       $     .94      $     .53
                                      ==========       =========      =========
         Diluted-pro forma            $      .91       $     .91      $     .49
                                      ==========       =========      =========

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2.  Summary of Significant Accounting Policies, Continued

Per Share Amounts

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the net income of the Company.

Comprehensive Income

Comprehensive income in 2003 and 2002 consists of net income and unrealized gains (losses) on securities available-for-sale and is presented in the Statement of Changes in Stockholders' Equity. In 2004, comprehensive income is equal to net income.

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

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Note 3. Contracts in Process

Contracts in process at June 30, 2004 and 2003 are as follows:

                                                    2004             2003
                                                 -----------     -----------

      Gross contract value                       $15,425,540     $21,370,490

      Costs related to contracts in process,
      net of progress payments of $905,646
      in 2004 and $3,314,816 in 2003             $ 5,151,234     $ 7,246,158

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 3. Contracts in Process, Continued

Included in costs relating to contracts in process at June 30, 2004 and 2003 are costs of $1,237,135 and $1,460,338, respectively, relative to contracts that may not be completed within the ensuing year. Under the unit-of-delivery method, the related sale and cost of sales will not be reflected in the statement of income until the units under contract are shipped.

Note 4. Property, Plant and Equipment

A summary of the original cost of property, plant and equipment at June 30, 2004 and 2003 is as follows:

                                                       2004             2003
                                                   ------------    ------------

      Land                                         $     45,000    $     45,000
      Building and improvements                       4,040,155       3,981,689
      Machinery and equipment                         7,506,843       7,273,596
      Furniture, fixtures and office equipment          309,407         308,394
                                                   ------------    ------------
                                                     11,901,405      11,608,679
      Accumulated depreciation                       (8,800,880)     (8,341,616)
                                                   ------------    ------------
                                                   $  3,100,516    $  3,267,063
                                                   ============    ============

Depreciation expense was $557,943, $495,670, and $513,470 during the years ended June 30, 2004, 2003, and 2002, respectively.

Note 5. Line of credit

At June 30, 2004, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest at the borrower's choice of (I) prime minus .75% or (II) LIBOR plus 1.80% for periods of 1, 2, or 3 months. Any borrowing under the line of credit will be collateralized by accounts receivable.

Note 6. Research and Development Costs

Research and development costs charged to cost of sales during the years ended June 30, 2004, 2003 and 2002 were approximately $150,000, $100,000, and
$335,000, respectively.

Note 7. Pension Expense

Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions are based upon hours worked at a specified rate and amounted to $91,265 in 2004, $93,066 in 2003, and $83,778 in 2002.

The Company sponsors a 401(k) plan with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $31,721, $29,030, and $25,744 for fiscal years 2004, 2003 and 2002 respectively.

Note 8. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2004, 2003 and 2002 is as follows:

                                            2004           2003           2002
                                          --------       --------       --------
      Current tax expense - federal       $190,387       $252,961       $ 49,653
      Current tax expense - state           15,555         11,246          1,383
      Deferred tax expense                 133,849         57,359        131,964
                                          --------       --------       --------
                                          $339,791       $321,566       $183,000
                                          ========       ========       ========


Mfg. & Electronics Corp.
Notes to Financial Statements
-------------------------------------------------------------------------------------------------------


Note 8. Provision for Income Taxes, Continued

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with SFAS No. 109.

The combined U.S. federal and state effective income tax rates of 26.1%, 25.0%, and 25.1%, for 2004, 2003 and 2002 respectively, differed from the statutory
U.S. federal income tax rate for the following reasons:


                                                                       2004         2003         2002
                                                                      ------       ------       ------
            U.S. federal statutory income tax rate                      34.0%        34.0%        34.0%
            Increase (reduction) in rate
                 resulting from:
                     Dividends received deduction                         --         (1.0)        (1.0)
                     State franchise tax, net of federal
                          income tax benefit                             1.0          1.0          1.1
                     Foreign exportation benefit                        (7.7)        (5.0)        (7.3)
                     Other                                              (1.2)        (4.0)        (1.7)
                                                                      ------       ------       ------
            Effective tax rate                                          26.1%        25.0%        25.1%
                                                                      ======       ======       ======

For the years ended June 30, 2004 and 2003 deferred income tax expense of $133,849 and $57,359, respectively, result from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2004 and 2003 are presented as follows:

                                                                               2004               2003
                                                                             ---------         ---------
            Deferred tax assets:
                Common stock subscribed - due to difference
                     in interest recognition ..........................      $      --         $ 142,159
                Non-deductible accruals ...............................        108,485           105,443
                Other .................................................         15,428            16,875
                                                                             ---------         ---------
                              Total deferred tax assets ...............        123,913           264,477
                                                                             ---------         ---------
            Deferred tax liabilities:
                Property, plant and equipment - principally due
                     to differences in depreciation methods ...........        324,316           344,393
                Inventory - effect on uniform capitalization ..........         47,037            33,675
                                                                             ---------         ---------
                              Total deferred tax liabilities ..........        371,353           378,068
                                                                             ---------         ---------
            Net deferred tax liability ................................      $(247,440)        $(113,591)
                                                                             =========         =========

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

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 9. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customers and one foreign customer accounted for 22%, 16%, and 18%, respectively, of total sales in 2004. Sales to two domestic customers and one foreign customer accounted for 25%, 19%, and 12%, respectively, of total sales in 2003. Sales to two domestic customers and one foreign customer accounted for 26%, 21%, and 14% respectively, of total sales in 2002.

Export sales aggregated approximately $9,800,000, $7,100,000, and $6,600,000, for the years ended June 30, 2004, 2003 and 2002, respectively.

Note 10. Stock Rights Plan

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

Note 11. Employee Stock Ownership Plan

In 1989, the Company established an Employee Stock Ownership Plan (ESOP) with an effective date of July 1, 1988, for eligible non-union employees. The ESOP used the proceeds of a loan from the Company made in June 1989 to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 in 1989 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Since inception of the Plan, the ESOP has sold or distributed 135,235 shares of the Company's common stock to pay benefits to participants. At June 30, 2004 and 2003, the ESOP held a total of 240,749 and 251,574 shares, respectively, of the Company's common stock, of which 240,749 and 230,562 shares, respectively, were allocated to participants in the Plan.

The loan from the Company to the ESOP was repayable in annual installments of $1,039,605 including interest, through June 30, 2004. Interest was payable at a rate of 9% per annum. The Company's receivable from the ESOP at June 30, 2003 is recorded as common stock subscribed in the accompanying balance sheet. The Company Espey recognizes the principal payments of the ESOP debt, on a straight-line basis over the term of the note, as compensation expense.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 11. Employee Stock Ownership Plan, Continued

Each year, the Company makes contributions to the ESOP which are used to make loan payments. With each loan payment, a portion of the common stock is allocated to participating employees. For the periods ended June 30, 2004 and 2003, 21,012 shares were allocated to participants. In 2004, the Company's required contribution of $1,039,605 was reduced by $31,518, which represents the dividends paid on unallocated ESOP shares. The resulting payment of $1,008,087 includes $527,144 classified as compensation expense. In 2003, the Company's required contribution of $1,039,605 was reduced by $14,708, which represents the dividends paid on unallocated ESOP shares. The resulting payment of $1,024,897 includes $543,954 classified as compensation expense. In 2002, the Company's required contribution of $1,039,605 was reduced by $18,911, which represents the dividends paid on the unallocated ESOP shares. The resulting payment of $1,020,694 includes $539,752 classified as compensation expense. All shares purchased by the ESOP are considered to be outstanding for the income per share computations.

Effective June 30, 2004 the loan from the Company to the ESOP was paid in full and all shares have been allocated to participants' accounts.

Note 12. Stock Based Compensation

During fiscal 2000, the Board of Directors and shareholders approved the 2000 Stock Option Plan (the Plan). Under the Plan, incentive and non-qualified stock options will be granted to purchase shares of common stock of the Company. Options authorized for issuance under the Plan totaled 150,000. As of June 30, 2004, the Plan was authorized to grant options to purchase 98,400 shares of the Company's common stock.

Options granted under the Plan have been granted with exercise prices at fair market value at the grant date and vest over a period of two years. All options must be exercised within 10 years from the date of grant and are exercisable anytime after the two year vesting period.

Information concerning the plans incentive and non-qualified stock options is as follows:

                                         Option              Option Price
                                         Shares                Per Share
              ------------------------------------------------------------------
              June 30, 2001              24,000              $13.25 - 17.95
              ------------------------------------------------------------------
              Options granted            13,000                  19.85
              Options canceled             (500)             $13.25 - 17.95
              Options exercised          (5,100)                 13.25
              ------------------------------------------------------------------
              June 30, 2002              31,400              $13.25 - 19.85
              ------------------------------------------------------------------
              Options granted            15,100                  18.50
              Options canceled               --                    --
              Options exercised          (1,000)                 13.25
              ------------------------------------------------------------------
              June 30, 2003              45,500              $13.25 - 19.85
              ------------------------------------------------------------------
              Options granted                --                    --
              Options canceled               --                    --
              Options exercised          (8,500)             $13.25 - 19.85
              ------------------------------------------------------------------
              June 30, 2004              37,000              $13.25 - 19.85
              ==================================================================

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
-----------------------------------------------------------------------------------------------------------------

Note 12. Stock Based Compensation, Continued

The table below summarizes information with respect to stock options outstanding as of June 30, 2004:


                                                            Remaining                           Exercise Price of
                  Exercise               Options           Contractual          Options            Exercisable
                   Prices              Outstanding            Life            Exercisable            Options
              ---------------------------------------------------------------------------------------------------
                  $ 13.25                  1,600               6                 1,600               $ 13.25
                  $ 17.95                  8,500               7                 8,500               $ 17.95
                  $ 19.85                 11,800               8                11,800               $ 19.85
                  $ 18.50                 15,100               9                    --                    --
              ---------------------------------------------------------------------------
              Total                       37,000                                21,900
              ===========================================================================

During 2004, no stock options were granted under the plan. The weighted average fair value of options granted under the plans during fiscal years 2003 and 2002 was $4.31, and $3.93, respectively. The assumptions used for the Black-Scholes model are as follows:

                                                                                            2003           2002
                                                                                           ------          ------
              Risk-free interest rate.................................                       3.5%            4.5%
              Expected term...........................................                    5 years         5 years
              Company's expected volatility...........................                      20.0%           20.0%
              Dividend yield..........................................                       2.5%            2.5%

Note 13. Financial Instruments/Concentration of Credit Risk

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2004 and 2003 because of the relatively short maturities of these instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 9, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance represented by three customers was 29% and 57% of the Company's total trade accounts receivable balance at June 30, 2004 and 2003, respectively.

Although the Company's exposure to credit risk associated with nonpayment of these balances is affected by the conditions or occurrences within the U.S. and foreign governments, the Company believes that its trade accounts receivable credit risk exposure is limited. The Company performs ongoing credit evaluations of its customer's financial conditions and requires collateral, such as progress payments, in certain circumstances. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 14. Related Parties

The Company paid a law firm in which a director of the Company is a partner, a total of $11,524, $22,000, and $24,000 for legal services during fiscal years ended June 30, 2004, 2003, and 2002, respectively.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 15. Commitments and Contingencies

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated approximately $190,000 at June 30, 2004. The
Company does not expect to fund any of the amounts under the standby letters of credit.

The Company also has an operating lease commitment for a copier machine for $500 per month which expires on June 1, 2008.

Note 16. Quarterly Financial Information (Unaudited)


                                                       First             Second              Third               Fourth
                                                      Quarter            Quarter             Quarter            Quarter
                                                    ----------         ----------          ----------         ----------
            2004
            Net Sales ....................          $5,095,317         $5,871,675          $6,116,221         $5,423,986
               Gross profit ..............             900,172            727,876             717,562          1,369,255
               Net income ................             280,965             61,430              54,008            564,423

            Net income per share -
             Basic ........................               0.28               0.06                0.05               0.56
             Diluted ......................               0.28               0.06                0.05               0.55

            2003
            Net Sales .....................         $4,491,359         $5,374,456          $5,707,503         $4,200,093
                Gross profit (loss) .......            789,221            (75,254)          1,223,106          1,160,788
                Net income (loss) .........            306,545           (417,334)            575,586            499,903

            Net income (loss)
             (per share - basic and
             diluted) .....................               0.30              (0.41)               0.56               0.49

            2002
            Net Sales .....................         $4,585,515         $5,199,517          $4,616,587         $4,003,594
                Gross profit ..............            607,585            593,569             700,016            399,824
                Net income ................            203,691             81,999             212,644             47,420

            Net income
             (per share - basic and
             diluted) .....................               0.20               0.08                0.20               0.05

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None

Item 9A. Controls and Procedures

(a) The Company's management, with the participation of the Company's chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other information

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors

                                          Date Present Term                  Other Positions
                                          Expires and Period                 and Offices Held
         Name                             Served as Director                 With Registrant               Age
         -----                            ------------------                 ----------------              ---
         Paul J. Corr                     Annual Meeting in                  None                          60
                                          December 2005
                                          Director since 1992

         William P. Greene                Annual Meeting in                  None                          74
                                          December 2004
                                          Director since 1992

         Carl Helmetag                    Annual Meeting in                  None                          56
                                          December 2006
                                          Director since 1999

         Barry Pinsley                    Annual Meeting in                  Non-Executive                 62
                                          December 2005                      officer
                                          Director since 1994

         Howard Pinsley                   Annual Meeting in                  President and Chief           64
                                          December 2006                      Executive Officer
                                          Director since 1992

         Alvin O. Sabo                    Annual Meeting in                  None                          61
                                          December 2006
                                          Director since 1999

         Seymour Saslow                   Annual Meeting in                  None                          83
                                          December 2004
                                          Director since 1992

         Michael W. Wool                  Annual Meeting in                  None                          58
                                          December 2005
                                          Director since 1990

Identification of Executive Officers


                                        Positions and
                                        Offices Held                     Period Served As
       Name                             With Company                     Executive Officer                    Age
       ----                             -----------------                -----------------                    ---
       Howard Pinsley                   President and                    Served as Vice President-            64
                                        Chief Executive                  Special Power Supplies
                                        Officer                          from April 3, 1992 until
                                                                         being elected as Executive
                                                                         Vice President on December
                                                                         6, 1997. Elected to present
                                                                         office on December 10, 1998

       John J. Pompay, Jr.              Vice President-                  Since December 6, 1996               69
                                        Marketing and Sales              Retired April 5, 2004

       David A. O'Neil                  Treasurer & Principal            Since January 4, 2000.               39
                                        Financial Officer                Controller and Assistant
                                                                         Treasurer from December 11,
                                                                         1998 to January 3, 2000

       Peggy A. Murphy                  Secretary                        Since December 11, 1998              46

       Garry M. Jones                   Assistant Treasurer              Since August 4, 1988.                64
                                        & Principal Accounting           Principal Financial
                                        Officer                          Officer from August 4, 1988
                                                                         to September 10, 1993

       Timothy A. Polidore              Assistant Treasurer              Since December 8, 2000               44

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

Family Relationships

Barry Pinsley and Howard Pinsley are cousins.

Business Experience of Directors and Officers

Paul J. Corr is a Certified Public Accountant licensed by the State of [New York], and has been a Professor of Business at Skidmore College in Saratoga Springs, NY since 1981. Mr. Corr currently holds the position of Associate Professor. Mr. Corr is also a shareholder in the Latham, New York accounting firm of Rutnik, Matt & Corr, P.C.

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

Barry Pinsley is a Certified Public Accountant who for more than five years acted as a consultant to the Company prior to his election as Vice President-Special Projects on March 25, 1994. On December 6, 1997, Mr. Pinsley was elected to the position of Vice President-Investor Relations and Human Resources, from which he resigned on June 9, 1998. Mr. Pinsley has been a practicing Certified Public Accountant in Saratoga Springs, New York since 1975.

Howard Pinsley for more than the past five years has been employed by the Company on a full-time basis first as a Program Director prior to being elected Vice President-Special Power Supplies on April 3, 1992. On December 6, 1996, Mr. Pinsley was elected to the position of Executive Vice President. On June 9, 1998 he was elected to the positions of President and Chief Operating Officer. On December 10, 1998 he became the President and Chief Executive Officer.

Seymour Saslow had been Senior Vice President of the Company since December 6, 1996. Prior to being elected to Senior Vice President, Mr. Saslow served as Vice President-Engineering since April 3, 1992. Mr. Saslow resigned as an executive officer effective December 31, 1999.

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

Peggy Murphy is Secretary of the Company since December 11, 1998. She has been employed by the Company since 1978 and has served as Director of Human Resources since October 1998.

David A. O'Neil is currently the Treasurer and Principal Financial Officer of the Company. Mr. O'Neil is a Certified Public Accountant who joined the Company as Controller and Assistant Treasurer on November 6, 1998. Prior to joining the Company, Mr. O'Neil was a Senior Manager at the accounting firm of KPMG LLP.

John J. Pompay, Jr. for more than the past five years has been employed by the Company on a full-time basis as Vice President-Marketing and Sales since December 6, 1996. Effective April 5, 2004, Mr. Pompay retired as an executive officer.

Timothy A. Polidore was the Assistant Treasurer of the Company. Mr. Polidore joined the Company on May 17, 1999. Prior to joining the Company he was Accounting Manager for Brinks, Inc. Effective August 6, 2004 Mr. Polidore resigned.

Garry M. Jones for more than the past five years has been employed by the Company on a full-time basis since 1970, and has served as Assistant Treasurer and Principal Accounting Officer since August 4, 1988.

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

Procedures For Shareholders to Nominate Directors

The  information   regarding  this  item  is  included  under   "Procedures  For
Shareholders to Nominate Directors" in our Proxy Statement for our 2004 annual meeting of shareholders.

Compliance with Section 16(a) of the Securities Exchange Act

The information regarding this item is included under "Compliance with Section 16(a) of the Securities Exchange Act" in our Proxy Statement for our 2004 annual meeting of shareholders.

Code of Ethics

The Company has adopted a Code of Ethics which is available on our website at www.espey.com.
-------------

Item 11. Executive Compensation

The following table summarizes the annual compensation for each of the fiscal years ended June 30, 2004, 2003, and 2002 received by the Company's Chief Executive Officer and the other highest paid executive officers of the Company that received over $100,000 in total compensation as of June 30, 2004.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long Term
                                                                                 Compensation
                                                                                 ------------
                                                                                  Securities
Name and                              Fiscal        Annual                        Underlying          All Other
Principal Position                     Year         Salary         Bonus          Options(#)       Compensation(1)
------------------                    ------        ------         ------        ------------      ---------------
Howard Pinsley                          2004         $190,120      $20,000              0             $ 34,826
President and                           2003         $180,404      $12,500          2,000             $ 19,109
Chief Executive Officer                 2002         $173,120      $25,000          2,000             $ 11,841

John J. Pompay, Jr.(2)                  2004         $165,622      $25,000              0             $ 34,733
Vice President-Sales                    2003         $160,554      $25,000            800             $ 19,244
                                        2002         $154,340      $25,000            800             $ 12,134

David A. O'Neil                         2004         $112,250      $12,500              0             $ 13,101
Treasurer and Principal                 2003         $105,490      $10,000            800             $ 10,738
Financial Officer                       2002         $ 99,950      $12,500            800             $  9,899

(1) Represents (a) the cash and market value of the shares allocated for the respective fiscal years under the Company's ESOP to the extent to which each named executive officer is vested, and the Company's matching contribution under the 401K plan.

(2)  Mr. Pompay retired, effective April 5, 2004, as an executive officer.

                        OPTION GRANTS IN LAST FISCAL YEAR

There were no options granted during the year ended June 30, 2004.

The following table sets forth information concerning unexercised options held on June 30, 2004 by the named executive officers:

     AGGREGATED OPTIONS AT FISCAL YEAR-END AND FISCAL YEAR-END OPTION VALUES

                                                       Number of Securities             Value of Unexercised
                        Shares                        Underlying Unexercised                In-the-Money
                       Acquired                             Options at                       Options at
                          On            Value           Fiscal Year-End (#)              Fiscal Year-End ($)
Name                   Exercise       Realized       Exercisable/Unexercisable        Exercisable/Unexercisable
-------------          ---------      ---------      -------------------------       --------------------------
Howard Pinsley             0              0                 4,000/2,000                   15,800/8,700

John J. Pompay Jr.*        0              0                   800/800                      2,400/3,480

David A. O'Neil            0              0                   800/800                      2,400/3,480

In accordance with the 2000 Stock Option Plan the above options have exercise dates that range from March 1, 2002 through and expiring on March 1, 2013.

*Mr. Pompay retired, effective April 5, 2004, as an executive officer.

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

Of the 240,749 shares of common stock of the Company allocated to participants of the ESOP as of June 30, 2004, 11,161 shares were allocated to John J. Pompay Jr., 10,712 shares were allocated to Howard Pinsley, 2,382 shares were allocated to David A. O'Neil and 3,369 shares were allocated to Barry Pinsley.

Compensation of Directors

The Company's standard arrangement compensates each director of the Company an annual fee in the amount of $15,000 for being a member of the Board of Directors. Each Director that also serves as a member of the Audit Committee is compensated an additional annual fee of $5,000. Each director that serves as a member of the Succession Committee or the Mergers and Acquisition Committee is compensated an additional $2,500 for each committee. These fees are paid monthly to the Directors. Executive officers that also serve on the Company's Board of Directors do not receive director's fees.

Directors are also eligible to receive stock options under the 2000 Stock Option Plan at the discretion of the stock option committee. The stock option committee consists of three appointed board members. For the year ended June 30, 2004 the following options remain granted and unexercised by the Board of Directors in accordance with this Plan.

Name                           Number of Options          Exercise Price Range
----                          -----------------           --------------------
Seymour Saslow                      1,500                   $17.95 - 19.85
Barry Pinsley                       1,500                    13.25 - 19.85
Michael W. Wool                     1,500                    17.95 - 19.85
William P. Greene                     900                    17.95 - 19.85
Paul J. Corr                        1,600                    13.25 - 19.85
Alvin O. Sabo                       1,400                    13.25 - 19.85
Carl Helmetag                         800                    13.25 - 19.85
Howard Pinsley                      6,000                    17.95 - 19.85

The above options have exercise dates ranging from March 1, 2002 and expiring on March 1, 2013.

Employment Contracts and Termination of Employment

The Company has an employment contract with John J. Pompay Jr. in connection with his duties as Vice President-Marketing and Sales. The contract was effective as of January 1, 2003, and allowed, on April 5, 2004, Mr. Pompay to voluntarily resign as Vice President of Marketing and Sales and accept an option under the contract as a non-executive officer in which he will receive full benefits plus full compensation for 13 weeks and then for the next 143 weeks receive $1,000 per week for services to be rendered. This contract expires on April 5, 2007.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following information is furnished as of September 14, 2004 (unless otherwise indicated) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

                                                                   Amount and
                                                                   Nature of
Title                    Name and Address                          Beneficial                       Percent of
Class                    of Beneficial Owner                       Ownership                           Class
-----                    -------------------                       ---------                           -----
Common Stock             Franklin Advisory                      78,000 - Direct (1)                     7.70%
                         Services, LLC
                         777 Mariners Island Blvd
                         P.O. Box 7777
                         San Mateo, CA 94403-7777

"                        The Adirondack Trust                  236,735 - Direct (2)                    23.42%
                         Company, as Trustee of
                         the Company's Employee
                         Retirement Plan and Trust
                         473 Broadway
                         Saratoga Springs, NY 12866

"                        Advisory Research, Inc.                70,700 - Direct (3)                     7.00%
                         180 North Stetson St.
                         Suite 5780
                         Chicago, IL 60601

"                        Howard Pinsley                         46,634 - Direct (4)                     5.65%
                         233 Ballston Avenue                    10,712 - Indirect (4)
                         Saratoga Springs, NY 12866

(1) The information as to the number of shares of common stock and the percent of class ownership of the Company that may be deemed beneficially owned by Franklin Advisory Services, LLC ("Franklin") is from the Schedule 13G, dated February 4, 2004 filed with the SEC. The Franklin statement indicated that Franklin's investment "advisory subsidiaries," have sole voting and dispositive power with respect to all of the shares of common stock shown in the table above for Franklin. The Franklin statement indicates that the common stock set forth in the table is beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect Franklin investment advisory subsidiaries. The statement also indicated that it filed the Schedule 13G on behalf of itself and Franklin's principal shareholders, Charles B. Johnson and Rupert
     H. Johnson, Jr. (the "Principal Shareholders"), all of which are deemed beneficial owners of the shares of common stock shown in the above table for Franklin. Franklin and the Principal Shareholders disclaim any economic interest or beneficial ownership in any of the common stock shown in the table for Franklin.

(2) The information as to the number of shares of common stock of the Company that may be deemed beneficially owned by The Adirondack Trust is from the Form 4 dated August 26, 2004 filed with the SEC by the Trustee on behalf of the Company's ESOP. The ESOP Trustee has sole voting power with respect to unallocated common shares owned by the Trust, as directed by the ESOP Committee appointed by the Company's Board of Directors. As to the common shares allocated to participants, 236,735 shares as of August 26, 2004, the ESOP Trustee has the power to vote such shares as directed by such ESOP Committee to the extent the participants do not direct the manner in which such shares are to be voted.

(3) The information as to the number of shares of common stock and the percent of class ownership of the Company that may be deemed beneficially owned by advisory clients of Advisory Research, Inc. ("Advisory") is from the
     Schedule 13G dated February 12, 2004 filed with the Securities and Exchange Commission (the "SEC"). Advisory, a registered investment advisor, is deemed to have beneficial ownership of 70,700 shares of Espey Mfg. & Electronics Corp. stock as of February 12, 2004, all of which shares are held in Advisory investment companies, trusts and accounts. Advisory, in its role as investment advisor and/or manager, reported sole voting power with respect to 70,700 shares.

(4) This information is from Form 4 dated July 29, 2004. Indirect shares represent stock being held in the Company ESOP. Direct shares include options to acquire shares which are exercisable within 60 days.

Security Ownership

The following information is furnished as of September 14, 2004 (unless otherwise indicated), as to each class of equity securities of the Company beneficially owned by all Directors and Executive Officers and by Directors and Executive Officers of the Company as a Group:

                                                                       Amount and
                                                                        Nature of
Title                           Name of                                Beneficial                     Percent of
Class                       Beneficial Owner                            Ownership                        Class
-----                      -------------------                        -------------                   ----------
Common Stock

                           Paul J. Corr                            2,000 - Direct (1)                    *

        "                  William P. Greene                         700 - Direct (1)                    *

        "                  Carl Helmetag                           3,400 - Direct (1)                    *
                                                                     500 - Indirect (2)

        "                  Garry M. Jones                            400 - Direct (1)
                                                                   4,923 - Indirect (3)                  *

        "                  Peggy Murphy                              600 - Direct (1)
                                                                   3,644 - Indirect (3)                  *

        "                  David A. O'Neil                         3,200 - Direct (1)                    *
                                                                   2,382 - Indirect (3)

        "                  Barry Pinsley                          34,830 - Direct (1)                    3.78%
                                                                   3,370 - Indirect (3,4)

        "                  Howard Pinsley                         46,634 - Direct (1)                    5.65%
                                                                  10,712 - Indirect (3)

        "                  Alvin O. Sabo                           1,100 - Direct (1)                    *

        "                  Seymour Saslow                          8,559 - Direct (1)                    *

        "                  Michael W. Wool                         1,100 - Direct (1)                    *

        "                  Officers and Directors                102,523 - Direct (1)                   10.14%
                           as a Group (13 persons)                26,614 - Indirect (2,3,4)

*     Less than one percent

(1) Direct shares include options to acquire shares which are exercisable within 60 days as follows:

      Name of                         Exercisable              Name of                           Exercisable
      Beneficial Owner                  Options                Beneficial Owner                   Options
      -----------------               ------------             -----------------                 ------------
      Paul J. Corr                       1,000                 William P. Greene                      600
      Carl Helmetag                        400                 Garry M. Jones                         400
      Peggy Murphy                         600                 David A. O'Neil                        800
      Barry Pinsley                      1,000                 Howard Pinsley                       4,000
      Alvin O. Sabo                        900                 Seymour Saslow                       1,000
      Michael W. Wool                    1,000

(2) Includes 500 shares owned by the trust of Molly K. Helmetag. As trustee of the trust, Mr. Helmetag is deemed beneficial owner, as defined in rule 13d-3, of the shares held by the trust. Excludes 806 shares owned by the spouse of Mr. Helmetag. Beneficial ownership is disclaimed by Mr. Helmetag.

(3) Includes shares allocated to named director or officer as of June 30, 2004 as a participant in the Company's ESOP. Each such person has the right to direct the manner in which such shares allocated to him or her are to be voted by the ESOP Trustee.

(4) Excludes 2,000 shares owned by the spouse of Barry Pinsley. Beneficial ownership of the shares is disclaimed by Mr. Pinsley.

There are no arrangements known to the Company, the execution of which may at a subsequent date, result in change of control of the Company.

During fiscal 2000, the Board of Directors and shareholders approved the 2000 Stock Option Plan (the Plan). Under the Plan, incentive and non-qualified stock options will be granted to purchase shares of common stock of the Company. As of June 30, 2004, the Plan was authorized to grant options to purchase 98,700 shares of the Company's common stock with a maximum grant of 15,000 options in any one year.

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

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                          Number of Securities
                                                                                           remaining available
                            Number of securities                                           for future issuance
                              to be issued upon              Weighted-average                 under equity
                                 exercise of                 exercise price of              compensation plan
                            outstanding options,           outstanding options,           (excluding securities
Plan Category                warrants and rights            warrants and rights         reflected in column (a))
----------------------------------------------------------------------------------------------------------------
                                     (a)                            (b)                              (c)
----------------------------------------------------------------------------------------------------------------
Equity compensation
   plans approved by
   security holders                37,000                          18.58                         98,400

Equity compensation
   plans not approved
   by security holders                 --                             --                             --
                                   ------                                                        ------
           Total                   37,000                                                        98,400
----------------------------------------------------------------------------------------------------------------

Item 13 Certain Relationships and Related Transactions

As previously reported, the Company established and sold to the ESOP Trust on June 5, 1989, 331,224 shares of the Company's treasury stock at a price of $26.50 per share, which purchase price was funded by the Company making a cash contribution and loan. Each year, the Company makes contributions to the ESOP, which are used to make loan interest and principal payments to the Company. With each such payment, a portion of the common stock held by the ESOP is allocated to participating employees. As of June 30, 2004, there were 240,749 shares allocated to participants. The loan from the Company to the ESOP is repayable in annual installments of $1,039,605, including interest, through June 30, 2004. Effective June 30, 2004 the loan was paid in full and all shares were allocated to participants. Officers of the Company, (including Howard Pinsley) who is also a director, are eligible to participate in the ESOP and to have shares and cash allocated to their accounts and distributed to them in accordance with the terms of the ESOP.

The Company paid the law firm of Langrock, Sperry & Wool, of which Michael W. Wool, a director of the Company, is a partner, a total of $11,524 for legal services during the fiscal year ended June 30, 2004.

Item 14 Principal Accountant Fees and Services

The information required by this item is included in "Audit Fees" in our Proxy Statement for our 2004 annual meeting of shareholders.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  1. Financial Statements

               Included in Part II, Item 8, of this report:

                    Report of  Independent  Registered  Public  Accounting  Firm
                    2004

                    Report of  Independent  Registered  Public  Accounting  Firm
                    2003

                    Balance Sheets at June 30, 2004 and 2003

                    Statements of Income for the years ended June 30, 2004, 2003 and 2002

                    Statements of Changes in Stockholders' Equity for the years ended June 30, 2004, 2003 and 2002

                    Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002

                    Notes to Financial Statements

               2. Financial Statement Schedules

                    Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

               3. Exhibits

                    3.1  Certificate   of   incorporation   and  all  amendments
                         thereto(filed herewith)

                    3.2 By-laws incorporated by reference to Exhibit 3.2 to Espey's March 31, 2004 Form 10-Q

                    4.1 Amended and Restated Rights Agreement, dated March 31, 1989, as amended February 12, 1999 and December 31,
                         1999, between Espey Mfg. & Electronics Corp. and Registrar and Transfer Company incorporated by reference to Espey's Form 8-K dated December 20, 1999

                    10.1 2000 Stock  Option Plan  incorporated  by  reference to
                         Espey's Definitive Proxy Statement dated December 6, 1999 for the January 4, 2000 annual meeting

                    11.1 Statement  re:  Computation  of Per  Share  Net  income
                         (filed herewith)

                    14.1 Code of ethics  incorporated  by  reference  to Espey's website www.espey.com
                                 -------------

                    31.1 Certification  of the Chief Executive  Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                    31.2 Certification  of  the  Principal   Financial   Officer
                         pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                    32.1 Certification  of the Chief Executive  Officer pursuant to 18 U.S.C.  Section  1350,  as  adopted  pursuant  to
                         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                    32.2 Certification  of  the  Principal   Financial   Officer
                         pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                               S I G N A T U R E S

     Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ESPEY MFG. & ELECTRONICS CORP.


                                             /s/ Howard Pinsley
                                             ----------------------------------
                                             Howard Pinsley
                                             President and
                                             Chief Executive Officer

/s/ Howard Pinsley                           President
---------------------------                  (Chief Executive Officer)
Howard Pinsley                               September 14, 2004

/s/ David A. O'Neil                          Treasurer
---------------------------                  (Principal Financial Officer)
David A. O'Neil                              September 14, 2004

/s/ Garry M. Jones                           Assistant Treasurer
---------------------------                  (Principal Accounting Officer)
Garry M. Jones                               September 14, 2004

/s/ Barry Pinsley                            Director
---------------------------                  September 14, 2004
Barry Pinsley

/s/ Seymour Saslow                           Director
---------------------------                  September 14, 2004
Seymour Saslow

/s/ William P. Greene                        Director
---------------------------                  September 14, 2004
William P. Greene

/s/ Michael W. Wool                          Director
---------------------------                  September 14, 2004
Michael W. Wool

/s/ Paul J. Corr                             Director
---------------------------                  September 14, 2004
Paul J. Corr

/s/ Alvin O. Sabo                            Director
---------------------------                  September 14, 2004
Alvin O. Sabo

/s/ Carl Helmetag                            Director
---------------------------                  September 14, 2004
Carl Helmetag


34