Form 10-Q
period 2004-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2004-11-12
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at November 12, 2004
             -------                            --------------------------------
Common stock, $.33-1/3 par value                        1,011,404 shares

                         ESPEY MFG. & ELECTRONICS CORP.
                          Quarterly Report on Form 10-Q
                                    I N D E X

PART I    FINANCIAL INFORMATION                                             PAGE

          Item 1    Financial Statements:

                        Balance Sheets (Unaudited) -
                        September 30, 2004 and June 30, 2004                  1

                        Statements of Income (Unaudited) -
                        Three Months Ended September 30, 2004 and 2003        3

                        Statements of Cash Flows (Unaudited)-
                        Three Months Ended September 30, 2004 and 2003        4

                        Notes to Financial Statements (Unaudited)             5

          Item 2    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.            7

          Item 4    Controls and Procedures                                  10

PART II   OTHER INFORMATION AND SIGNATURES

          Item 1    Legal Proceedings                                        11

          Item 2    Unregistered Sales of Equity Securities                  11

          Item 4    Submission of Matters to a Vote of Security Holders      11

          Item 5    Other Information                                        11

          Item 6    Exhibits                                                 11

          SIGNATURES                                                         12

                          PART I: Financial Information

                         ESPEY MFG. & ELECTRONICS CORP.

                           Balance Sheets (Unaudited)

                      September 30, 2004 and June 30, 2004
                      ------------------------------------
                                   A S S E T S

                                                          2004          2004
                                                     September 30,     June 30,
                                                     -------------   -----------

ASSETS:

     Cash and cash equivalents                        $11,873,233    $12,310,972
     Short term investments                             1,440,000      1,056,000
     Trade accounts receivable, net                     2,869,707      2,140,397
     Other receivables                                      7,199          1,809

     Inventories:
           Raw materials and supplies                   1,546,909      1,543,930
           Work-in-process                              3,932,555      3,390,133
           Costs relating to contracts in
               process, net of advance payments of
               $556,150 at September 30, 2004 and
               $905,646 at June 30, 2004                4,272,160      5,151,234
                                                      -----------    -----------

                         Total inventories              9,751,624     10,085,297
                                                      -----------    -----------

     Deferred income taxes                                 76,876         76,876
     Prepaid expenses and other current assets            271,812        359,393
                                                      -----------    -----------

                         Total current assets          26,290,451     26,030,744
                                                      -----------    -----------

     Property, plant and equipment, net                 3,086,555      3,100,516
                                                      -----------    -----------

                         Total assets                 $29,377,006    $29,131,260
                                                      ===========    ===========

See accompanying notes to the financial statements.

                                                                     (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.

                      September 30, 2004 and June 30, 2004

                      ------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               2004            2004
                                                           September 30,      June 30,
                                                           -------------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:

      Accounts payable                                      $   746,732     $   250,675
      Accrued expenses:
        Salaries, wages and commissions                          61,652          44,519
        Employees' insurance costs                                8,791           7,487
        Vacation                                                386,997         451,516
        Other                                                    54,311          50,370
      Payroll and other taxes withheld and accrued               34,529          26,000
      Income taxes payable                                       84,802         134,471
                                                            -----------     -----------
                   Total current liabilities                  1,377,814         965,038
                                                            -----------     -----------
      Deferred income taxes                                     335,047         324,316
                                                            -----------     -----------
                   Total liabilities                          1,712,861       1,289,354
                                                            -----------     -----------

      Common stock, par value .33-1/3 per share
        Authorized 10,000,000 shares; issued 1,514,937
        shares on September 30, 2004 and June 30, 2004
        Outstanding 1,010,804 and 1,014,618 on September
        30, 2004 and June 30, 2004, respectively                504,979         504,979

      Capital in excess of par value                         10,410,675      10,411,915

      Retained earnings                                      24,820,884      24,911,920
                                                            -----------     -----------
                                                             35,736,538      35,828,814

      Less:  Common stock subscribed                                 --              --

            Cost of 504,133 and 500,319 shares on
            September 30, 2004 and June 30, 2004
            respectively of common stock in treasury         (8,072,393)     (7,986,908)
                                                            -----------     -----------
                   Total stockholders' equity                27,664,145      27,841,906
                                                            -----------     -----------
                          Total liabilities and
                          stockholders' equity              $29,377,006     $29,131,260
                                                            ===========     ===========

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                        Statements of Income (Unaudited)

                 Three Months Ended September 30, 2004 and 2003
             ------------------------------------------------------

                                                             Three Months
                                                          2004           2003
                                                      --------------------------

Net sales                                             $ 4,730,327    $ 5,095,317
Cost of sales                                           4,081,185      4,195,145
                                                      -----------    -----------
        Gross profit                                      649,142        900,172

Selling, general and
  administrative expenses                                 600,679        549,803
                                                      -----------    -----------
        Operating income                                   48,463        350,369
                                                      -----------    -----------

Other income (expense)

        Interest and
          dividend income                                  34,870         23,365
        Other                                               3,217          1,240
                                                      -----------    -----------
                                                           38,087         24,605
                                                      -----------    -----------
Income before income taxes                                 86,550        374,974

Provision for income taxes                                 25,965         94,009
                                                      -----------    -----------

               Net income                             $    60,585    $   280,965
                                                      ===========    ===========

Net income per share:

Basic and diluted
  Net income per share                                $       .06    $       .28
                                                      -----------    -----------
Weighted average number of shares outstanding:
        Basic                                           1,013,160      1,016,105
        Diluted                                         1,020,880      1,018,805
                                                      ===========    ===========

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                      Statements of Cash Flows (Unaudited)
                 Three Months Ended September 30, 2004 and 2003

                                                                   September 30,
                                                                2004            2003
                                                            -----------     -----------
Cash Flows From Operating Activities:

      Net income                                            $    60,585     $   280,965

      Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation                                              127,722         122,901
      Deferred income tax                                        10,731          33,200
      Changes in assets and liabilities:
           Increase in receivables                             (734,700)       (371,645)
           Decrease in inventories                              333,673         631,807
           Decrease in prepaid expenses
               and other current assets                          87,581          27,974
           Increase (Decrease) in accounts payable              496,057          (7,273)
           Increase in accrued salaries, wages
               and commissions                                   17,133           7,060
           Increase in accrued employee
               insurance costs                                    1,304             424
           Increase (Decrease) in other accrued expenses          3,941         (25,290)
           Decrease in vacation accrual                         (64,519)        (65,450)
           Increase in payroll & other
               taxes withheld and accrued                         8,529           5,413
           Decrease in income taxes payable                     (49,669)       (151,908)
           Increase in ESOP payable                                  --         134,413
                                                            -----------     -----------
                        Net cash provided by
                        operating activities                    298,368         622,591
                                                            -----------     -----------
Cash Flows From Investing Activities:

      Additions to property, plant & equipment                 (113,761)        (66,140)
      Purchase of short term investments                       (384,000)             --
                                                            -----------     -----------
                        Net cash used
                        by investing activities                (497,761)        (66,140)
                                                            -----------     -----------
Cash Flows From Financing Activities:

      Dividends on common stock                                (151,621)       (632,946)
      Purchase of treasury stock                                (90,315)       (170,093)
      Proceeds from exercise of stock options                     3,590          36,565
                                                            -----------     -----------
                        Net cash used in
                        financing activities                   (238,346)       (766,474)
                                                            -----------     -----------
Decrease in cash and cash equivalents                          (437,739)       (210,023)
Cash and cash equivalents, beginning of period               12,310,972      10,996,483
                                                            -----------     -----------
Cash and cash equivalents, end of period                     11,873,233      10,786,460
                                                            ===========     ===========
Income Taxes Paid                                           $    64,903     $   216,501
                                                            ===========     ===========

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                    Notes to Financial Statements (Unaudited)

                               -------------------

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation for results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 2004 Form 10-K.

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

Note 3. Employee Stock Ownership Plan

In fiscal 1989 the Company established an Employee Stock Ownership Plan (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 to the ESOP, which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Effective June 30, 2004, the ESOP loan was paid in full and all shares in the ESOP are allocated to participant's accounts. As of September 30, 2004, there were 236,735 shares allocated to participants.

Note 4. Stock Based Compensation

The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting as permitted by SFAS No. 123 and as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25," in accounting for its fixed stock option plans. Under this method, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS no. 123 to stock-based employee compensation.

                                                   Three Months
                                                Ended September 30
                                               2004            2003
                                            -------------------------
      Net income
      as reported                           $  60,585       $ 280,965

      Deduct: Total stock-based
      employee compensation
      expense determined under
      fair value based method
      for all awards, net of
      related  tax effects                     (8,377)         (9,227)
                                            ---------       ---------
      Pro forma net income                  $  52,208       $ 271,738
                                            =========       =========
      Net income per share:

         Basic-as reported                  $     .06       $     .28
                                            =========       =========
         Basic-pro forma                    $     .05       $     .27
                                            =========       =========

         Diluted-as reported                $     .06       $     .28
                                            =========       =========
         Diluted-pro forma                  $     .05       $     .27
                                            =========       =========

Note 5. Commitments and Contingencies

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated approximately $190,000 at September 30, 2004. The Company does not expect to fund any of the amounts under the standby letters of credit.

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

Business is solicited from large industrial manufacturers and defense companies, the government of the United States and foreign governments and major foreign electronic equipment companies. In certain countries, the Company has external sales representatives to help solicit and coordinate foreign contracts. The Company is also on the eligible list of contractors of the United States Department of Defense and generally is automatically solicited by such agencies for procurement needs falling within the major classes of products produced by the Company. In addition, the Company directly solicits bids from the United States Department of Defense for prime contracts.

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

Business Outlook

Management of the Company is optimistic about the future of the Company. In the first quarter of fiscal 2005, the Company received approximately $4.8 million in new orders. These orders include both follow-on production quantities for mature products, and engineering development orders which will enable the Company to utilize its engineering expertise in developing new customer specific products. These products, once developed, will be produced in the Company's manufacturing facility and are expected to provide large production order quantities over several years. These orders are in line with the Company's strategy of getting involved in long-term high quantity military programs.

Management expects to receive several more orders in fiscal 2005. These orders will increase the Company's backlog which is approximately $15.5 million at November 10, 2004. Many potential orders are currently being discussed and negotiated with our customers. In addition to the backlog, the Company currently has outstanding quotations representing in excess of $38 million in the aggregate for both repeat and new programs. Based on management's communications with customers, the Company expects to receive substantial orders for spare parts on the various types of transmitters already in service, a number of contracts for the further development and manufacture of power supplies and transformers,as well as, additional contracts for pre-engineered hardware. We expect these contracts to substantially increase sales in years beyond 2005. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and military procurement generally.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company's working capital. Expectations are that the working capital will be required to fund the expected increase in orders over the next several quarters, dividend payments, and general operations of the business. Also, the Mergers and Acquisitions committee of the Board continues to evaluate potential strategic alternatives.

As stated in the Company's 10-K filed for the year ended June 30, 2004, the Company anticipates a decrease in sales for fiscal 2005. During fiscal 2004, while net sales increased, new orders received by the Company did not keep pace with backlog relieved. Thus, while the sales backlog of approximately $15.4 million at June 30, 2004 gave the Company a solid base of future sales, the Company continues to anticipate a reduction of sales during fiscal 2005.

Critical Accounting Policies and Estimates

We believe our most critical accounting policies include revenue recognition and cost estimation.

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

Net sales for the three months ended September 30, 2004 were $4,730,327 as compared to $5,095,317 for the same period in 2003. The $364,990 or 7.2% decrease in sales for the three month period ended September 30, 2004 is mainly due to a decrease in shipments of radar transmitter components.

The primary factor in determining gross profit and net income is product mix. In any given accounting period, the mix of product shipments between higher margin mature programs and less mature programs has a significant impact on gross profit and net income. For the three months ended September 30, 2004, gross profit and net income were lower, as shipments were made on less mature programs with lower gross margins, as compared to the three month period ended September 30, 2003. In addition, the Company continued to invest in engineering contracts that resulted in charges to cost of sales for loss contracts in the current accounting period. These contracts are expected to improve the operating results of the Company when the engineering phase of these contracts are completed and follow-on production orders are received. Also, as discussed above, the overall decrease in net sales contributed to the decline in gross profit and net income. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at September 30, 2004 was 178 people compared to 193 people at September 30, 2003.

The backlog at September 30, 2004 was approximately $15.6 million compared to approximately $20.9 million at September 30, 2003. Management continues to market the engineering capabilities and products of the Company. Currently, approximately $38 million in quotations are outstanding to various customers of the Company. New orders for the quarter totaled approximately $4.8 million.

Selling, general and administrative expenses were $600,679 for the three months ended September 30, 2004, an increase of $50,876 compared to the three months ended September 30, 2003. The increase is primarily due to an increase in professional fees and general selling salaries.

Other income for the three months ended September 30, 2004 increased to $38,087 as compared to $24,605 for the three months ended September 30, 2003. This increase is due to the higher return on short-term investments. The Company does not believe there is significant risk associated with its investment policy, since at September 30, 2004 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market accounts.

The Company estimates its income taxes using an estimated effective tax rate for the annual period. The effective income tax rate at September 30, 2004 and 2003 was 30.0% and 25.1%, respectively. The effective tax rate fluctuates between periods and is less than the statutory tax rate mainly due to the foreign exportation benefit the Company receives on its foreign sales.

Liquidity and Capital Resources

As of September 30, 2004, the Company had working capital of $24.9 million compared to $25.1 million at June 30, 2004. The Company meets its short-term financing needs through cash flow from operations and when necessary, from its existing cash and cash equivalents.

The table below presents the summary of cash flow for the periods indicated:

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2004              2003
                                                  ---------         ---------

Net cash provided by operating activities         $ 298,368         $ 622,591
Net cash used provided by investing activities     (497,761)          (66,140)
Net cash used in financing activities              (238,346)         (766,474)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. The change in net cash used by investing activities is due to the purchase of short-term certificates of deposit. The decrease in net cash used in financing activities is due mainly to decreased dividends. The first quarter of fiscal year ended June 30, 2004 included the payment of a special dividend in the amount of $506,357 or $.50 per share.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements. Management, if necessary, has at its disposal a $3,000,000 line of credit to help fund further growth. For the first three months of fiscal 2004 capital expenditures were $113,761.

During the three months ended September 30, 2004, the Company repurchased 4,014 shares of its common stock for a total of $90,315. The Company repurchased 9,529 shares of its common stock for a total of $170,093 during the three months ended September 30, 2003. As of September 30, 2004, under existing Board authorization, $452,251 could be utilized to repurchase shares of company stock. For the three month period ended September 30, 2004, 200 stock options were exercised under the Company's existing stock option plan.

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

                    PART II: Other Information and Signatures

Item 1.     Legal Proceedings

            None

Item 2.     Unregistered Sales of Equity Securities and Securities Repurchased

            (a)   Securities Sold - For the three month period  ended  September
                                    30, 2004,  200 stock options were  exercised
                                    under the  Company's  existing  stock option
                                    plan. The securities  were sold for cash and
                                    were  made  without  registration  under the
                                    Securities   Act  in   reliance   upon   the
                                    exemption from  registration  afforded under
                                    Section 4(2) of the  Securities Act of 1933.
                                    Proceeds  were  used  for  general   working
                                    capital purposes.

            (c)   Securities Repurchased

                      Purchases of Equity Securities

                                                   Total Number  Maximum Number
                                                     of Shares   (or Approximate
                                                     Purchased   Dollar Value)
                                                    as Part of     of Shares
                               Total      Average    Publicly     that May Yet
                              Number       Price     Announced    Be Purchased
                             of Shares     Paid       Plan or    Under the Plan
            Period           Purchased   per Share    Program    or Program (1)
            --------------------------------------------------------------------
            August 1 to
            August 31, 2004    4,014      $22.50       4,014        $452,251
            --------------------------------------------------------------------
            Total              4,014                   4,014
            ====================================================================

            (1) The Board of Directors has authorized the Company to repurchase up to $452,251 of its common stock pursuant to an ongoing plan.

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

November 12, 2004
-----------------
     Date