Form 10-Q
period 2004-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2005-02-14
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2004

                          Commission File Number I-4383

                         ESPEY MFG. & ELECTRONICS CORP.
           -----------------------------------------------------------
               (Exact name of registrant as specified in charter)

         NEW YORK                                     14-1387171
----------------------------       --------------------------------------------
  (State of Incorporation)            (I.R.S. Employer's Identification No.)

233 Ballston Avenue, Saratoga Springs, New York                  12866
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            518-584-4100
                                                           -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding at February 14, 2005
                 -------                --------------------------------
    Common stock, $.33-1/3 par value             1,011,404 shares

                         ESPEY MFG. & ELECTRONICS CORP.
                          Quarterly Report on Form 10-Q
                                    I N D E X

PART I   FINANCIAL INFORMATION                                                   PAGE
            Item 1  Financial Statements:

                    Balance Sheets (Unaudited) -
                    December 31, 2004 and June 30, 2004                            1

                    Statements of Income (Unaudited) -
                    Three and Six Months Ended December 31, 2004 and 2003          3

                    Statements of Cash Flows (Unaudited)-
                    Six Months Ended December 31, 2004 and 2003                    4

                    Notes to Financial Statements (Unaudited)                      5

            Item 2  Management's Discussion and Analysis of                        7
                    Financial Condition and Results of Operations

            Item 3  Quantitative and Qualitative Disclosures About Market Risk     10

            Item 4  Controls and Procedures                                        10

PART II     OTHER INFORMATION AND SIGNATURES                                       11

            Item 1  Legal Proceedings                                              11

            Item 2  Unregistered Sales of Equity Securities                        11

            Item 4  Submission of Matters to a Vote of Security Holders            11

            Item 5  Other Information                                              11

            Item 6  Exhibits                                                       12

            SIGNATURES                                                             12

                          PART I: FINANCIAL INFORMATION

                         ESPEY MFG. & ELECTRONICS CORP.

                           Balance Sheets (Unaudited)

                       December 31, 2004 and June 30, 2004
               --------------------------------------------------
                                   A S S E T S

                                                                                     2004            2004
                                                                                 December 31,      June 30,
                                                                                 ------------     -----------
ASSETS:

            Cash and cash equivalents                                            $12,217,928      $12,310,972
            Short term investments                                                 1,824,000        1,056,000
            Trade accounts receivable, net                                         2,309,842        2,140,397
            Other receivables                                                          8,541            1,809

            Inventories:

                     Raw materials and supplies                                    1,689,332        1,543,930
                     Work-in-process                                               3,637,742        3,390,133
                     Costs relating to contracts in process, net of advance
                        payments of $88,830 at December 31, 2004 and
                        $905,646 at June 30, 2004                                  4,681,032        5,151,234
                                                                                 -----------      -----------
                                          Total inventories                       10,008,106       10,085,297
                                                                                 -----------      -----------

            Deferred income taxes                                                     76,876           76,876
            Prepaid expenses and other current assets                                236,951          359,393
                                                                                 -----------      -----------

                                          Total current assets                    26,682,244       26,030,744
                                                                                 -----------      -----------

            Property, plant and equipment, net                                     3,049,062        3,100,516
                                                                                 -----------      -----------

                                          Total assets                           $29,731,306      $29,131,260
                                                                                 ===========      ===========


See accompanying notes to the financial statements.

                                                                     (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.

                       December 31, 2004 and June 30, 2004
          -------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       2004              2004
                                                                                   December 31,         June 30,
                                                                                   ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

            Accounts payable                                                       $  1,015,005       $    250,675
            Accrued expenses:
                     Salaries, wages and commissions                                     83,534             44,519
                     Employee insurance costs                                             8,510              7,487
                     Vacation                                                           401,563            451,516
                     Other                                                               55,370             50,370
            Payroll and other taxes withheld and accrued                                 45,514             26,000
            Income taxes payable                                                         84,656            134,471
                                                                                   ------------       ------------
                                    Total current liabilities                         1,694,152            965,038
                                                                                   ------------       ------------
            Deferred income taxes                                                       345,778            324,316
                                                                                   ------------       ------------
                                    Total liabilities                                 2,039,930          1,289,354
                                                                                   ------------       ------------

            Common stock, par value $.33-1/3 per share. Authorized 10,000,000 shares; issued 1,514,937 shares on December 31, 2004 and June
                30, 2004 Outstanding 1,011,404 and 1,014,618 on December
                31, 2004 and June 30, 2004, respectively                                504,979            504,979

            Capital in excess of par value                                           10,408,095         10,411,915

            Retained earnings                                                        24,836,205         24,911,920
                                                                                   ------------       ------------
                                                                                     35,749,279         35,828,814

            Less:    Cost of 503,533 shares on December
                     31, 2004 and 500,319 on June 30, 2004
                     of common stock in treasury                                     (8,057,903)        (7,986,908)
                                                                                   ------------       ------------
                                    Total stockholders' equity                       27,691,376         27,841,906
                                                                                   ------------       ------------
                                               Total liabilities and
                                               stockholders' equity                $ 29,731,306       $ 29,131,260
                                                                                   ============       ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                        Statements of Income (Unaudited)

              Three and Six Months Ended December 31, 2004 and 2003
           ----------------------------------------------------------

                                                             Three Months                      Six Months
                                                          2004            2003            2004             2003
                                                    --------------------------      ---------------------------
Net sales                                           $4,896,741      $5,871,675      $9,627,068      $10,966,992
Cost of sales                                        4,124,354       5,143,799       8,205,539        9,338,943
                                                    ----------      ----------      ----------      -----------
        Gross profit                                   772,387         727,876       1,421,529        1,628,049

Selling, general and
   administrative expenses                             580,538         684,594       1,181,217        1,234,397
                                                    ----------      ----------      ----------      -----------
        Operating income                               191,849          43,282         240,312          393,652
                                                    ----------      ----------      ----------      -----------

Other income (expense)

        Interest and dividend income                    43,618          21,865          78,488           45,229
        Other                                            3,150          21,574           6,366           22,814
                                                    ----------      ----------      ----------      -----------
                                                        46,768          43,439          84,854           68,043
                                                    ----------      ----------      ----------      -----------

Income before income taxes                             238,617          86,721         325,166          461,695

Provision for income taxes                              71,585          25,291          97,550          119,300
                                                    ----------      ----------      ----------      -----------

                     Net income                     $  167,032      $   61,430      $  227,616      $   342,395
                                                    ==========      ==========      ==========      ===========

Net income per share:

        Basic                                       $      .17      $      .06      $      .22      $       .34
        Diluted                                     $      .16      $      .06      $      .22      $       .34
                                                    ----------      ----------      ----------      -----------

Weighted average number of shares outstanding:

             Basic                                   1,011,378       1,013,077       1,012,269        1,014,591
             Diluted                                 1,024,535       1,023,660       1,022,926        1,021,821
                                                    ==========      ==========      ==========      ===========

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                      Statements of Cash Flows (Unaudited)
                   Six Months Ended December 31, 2004 and 2003

                                                                                              December 31,
                                                                                           2004               2003
                                                                                   ------------       ------------
Cash Flows From Operating Activities:

        Net income                                                                 $    227,616       $    342,395

        Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                                    282,170            247,339
        Deferred income tax                                                              21,462             67,526
        Changes in assets and liabilities:
                Increase in receivables                                                (176,177)        (1,164,057)
                Decrease in inventories                                                  77,191            859,918
                Decrease in prepaid expenses and other current assets                   122,442            110,826
                Increase (Decrease) in accounts payable                                 764,330           (185,049)
                Increase in accrued salaries, wages and commissions                      39,015             17,017
                Increase in accrued employee insurance costs                              1,023                734
                Decrease in vacation accrual                                            (49,953)           (50,225)
                Increase in other accrued expenses                                        5,000              1,902
                Increase in payroll & other taxes withheld and accrued                   19,514             25,129
                Decrease in income taxes payable                                        (49,815)          (347,943)
                Increase in ESOP payable                                                     --            268,825
                                                                                   ------------       ------------
                          Net cash provided by operating activities                   1,283,818            194,337
                                                                                   ------------       ------------
Cash Flows From Investing Activities:

        Additions to property, plant & equipment                                       (230,716)          (174,924)
        Purchase of short term investments                                           (1,440,000)                --
        Maturity of short term investments                                              672,000
                                                                                   ------------       ------------
                          Net cash used in investing activities                        (998,716)          (174,924)
                                                                                   ------------       ------------
Cash Flows From Financing Activities:

        Dividends on common stock                                                      (303,331)          (759,686)
        Purchase of treasury stock                                                      (90,315)          (272,328)
        Proceeds from exercise of stock options                                          15,500             58,105
                                                                                   ------------       ------------
                          Net cash used in financing activities                        (378,146)          (973,909)
                                                                                   ------------       ------------
Decrease in cash and cash equivalents                                                   (93,044)          (954,496)
Cash and cash equivalents, beginning of period                                       12,310,972         10,996,483
                                                                                   ------------       ------------
Cash and cash equivalents, end of period                                             12,217,928         10,041,987
                                                                                   ------------       ------------
Income Taxes Paid                                                                  $    125,902       $    413,501
                                                                                   ============       ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                    Notes to Financial Statements (Unaudited)
            --------------------------------------------------------

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

Note 3. Employee Stock Ownership Plan

In fiscal 1989 the Company established an Employee Stock Ownership Plan (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 to the ESOP which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Effective June 30, 2004, the ESOP loan was paid in full and all shares in the ESOP are allocated to participant's accounts. Therefore, in fiscal 2005 no contributions to the ESOP have been made. As of December 31, 2004, there were 235,245 shares allocated to participants.

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

                                            3 Months Ended                  6 Months Ended
                                              December 31,                    December 31,
                                           2004            2003            2004            2003
                                     ----------      ----------      ----------      ----------
      Net income as reported         $  167,032      $   61,430      $  227,616      $  342,395

      Deduct: Total stock-based
      employee compensation
      expense determined under
      fair value based method
      for all awards, net of
      related  tax effects               (9,997)         (9,227)        (18,374)        (18,454)
                                     ----------      ----------      ----------      ----------

      Pro forma net income           $  157,035      $   52,203      $  209,242      $  323,941
                                     ==========      ==========      ==========      ==========

      Net Income per share:

          Basic-as reported          $      .17      $      .06      $      .22      $      .34
                                     ==========      ==========      ==========      ==========
          Basic-pro forma            $      .16      $      .05      $      .21      $      .32
                                     ==========      ==========      ==========      ==========

          Diluted-as reported        $      .16      $      .06      $      .22      $      .34
                                     ==========      ==========      ==========      ==========
          Diluted-pro forma          $      .15      $      .05      $      .20      $      .32
                                     ==========      ==========      ==========      ==========

Note 5. Commitments and Contingencies

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $39,300 at December 31, 2004. The Company does not expect to fund any of the amounts under the standby letters of credit.

Note 6. Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Accounting for Unexpected Production Defects and Waste." SFAS No. 151 requires that "abnormal freight, handling costs, and amounts of wasted materials (spoilage)" should be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference should be charged to current-period expense. SFAS No. 151 is effective for annual periods beginning after June 15, 2005. In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. The adoption of SFAS No. 151 and SFAS No. 123R are not expected to have a material impact on the Company's results of operations and financial condition.

In December 2004, the FASB issued Staff Position FAS 109-1 regarding Income from Domestic Production Activities which was effective immediately. Staff Position FAS 109-1 clarifies SFAS No. 109's guidance that applies to the new deduction for qualified domestic production activities. The staff position clarifies that the deduction should be accounted for as a special deduction under SFAS No. 109. The adoption of Staff Position FAS 109-1 did not have a material impact on the Company's results of operations or financial condition.

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

There is competition in all classes of products manufactured by the Company from divisions of the largest electronic companies, as well as many small companies. The Company's sales do not represent a significant share of the industry's market for any class of its products. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price, product performance, the experience of the particular company and history of its dealings in such products. The Company, as well as other companies engaged in supplying equipment for military use, is subject to various risks, including, without limitation, dependence on United States and foreign government appropriations and program allocations, the competition for available military business, and government termination of orders for convenience.

Business Outlook

Management is optimistic about the future of the Company. In the first half of fiscal 2005, the Company received approximately $8.3 million in new orders. These orders include both follow-on production quantities for mature products, and engineering development orders which will enable the Company to utilize its engineering expertise in developing new customer specific products. Some of these products, once developed, will be produced in the Company's manufacturing facility and are expected to provide large production order quantities over several years. These orders are in line with the Company's strategy of getting involved in long-term high quantity military and industrial products.

Management expects to receive several more orders in fiscal 2005. These orders will increase the Company's backlog which is approximately $14.7 million at February 14, 2005. Many potential orders are currently being discussed and negotiated with our customers. Some of these potential orders management expected to receive in the first half of fiscal 2005. The delay in placing these orders may be due to several factors including the war in Iraq. In addition to the backlog, the Company currently has outstanding quotations representing in excess of $47 million in the aggregate for both repeat and new programs. Based on management's communications with customers, the Company expects to receive substantial orders for spare parts on the various types of transmitters already in service, contracts for the further development and manufacture of power supplies and transformers, as well as additional contracts for pre-engineered hardware. We expect these contracts to increase sales substantially in years after fiscal year 2005. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and military procurement generally.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company's working capital. Expectations are that the working capital will be required to fund the expected increase in orders over the next several quarters, dividend payments, and general operations of the business. Also, the Mergers and Acquisitions Committee of the Board continues to evaluate potential strategic alternatives on a periodic basis.

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

Critical Accounting Policies and Estimates

We believe our most critical accounting policies include revenue recognition and estimates to completion.

Revenue recognition and estimation

A significant portion of our business is comprised of development and production contracts. Generally, revenues on long-term fixed-price contracts are recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion.

Percentage of completion accounting requires judgment relative to expected sales, estimating costs and making assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of overhead costs. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of expected sales and contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation process. When a change in expected sales value or estimated cost is determined, changes are reflected in current period earnings.

Results of Operations

The Company's operating cycle is long-term and includes various types of products and varying delivery schedules. Accordingly, results of a particular period or period-to-period comparison of recorded revenues and income may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Net sales for the three months ended December 31, 2004 were $4,896,741 as compared to $5,871,675 for the same period in 2003, representing a 16.6% decrease. Net sales for the six months ended December 31, 2004 were $9,627,068 as compared to $10,966,992 for the same period in 2003, representing a 12.2% decrease. The Company's decrease in sales for the three month and six month period ended December 31, 2004 is due primarily to a decrease in radar transmitter component shipments offset partially by an increase in power supply shipments. Generally, the decrease also can be attributed to the overall decrease in the Company's backlog.

The backlog at December 31, 2004 was approximately $14.1 million compared to approximately $17.3 million at December 31, 2003. New orders for the three months ended December 31, 2004 were approximately $3.5 million. New orders for the six-month period ended December 31, 2004 were approximately $8.3 million. Management continues to market the engineering capabilities and products of the Company. Currently, approximately $47 million in quotations are outstanding to various customers of the Company.

The primary factor in determining gross profit and net income is product mix. In any given accounting period, the mix of product shipments between higher margin mature programs and less mature programs and loss contracts, has a significant impact on gross profit and net income. The table below presents the statement of income line items as a percentage of net sales for period-to-period comparison purposes.

                                                        3 Months Ended December 31,      6 Months Ended December 31,
                                                         2004                2003         2004                 2003
                                                        ------              ------       ------               ------
      Net sales                                          100.0%              100.0%       100.0%               100.0%
      Cost of sales                                       84.2%               87.6%        85.2%                85.2%
                                                        ------              ------       ------               ------
             Gross profit                                 15.8%               12.4%        14.8%                14.8%

      Selling, general and administrative expenses        11.9%               11.7%        12.3%                11.3%
                                                        ------              ------       ------               ------
             Operating income                              3.9%                0.7%         2.5%                 3.6%

      Other income (expense)

             Interest and dividend income                  0.9%                0.3%         0.8%                 0.4%
             Other                                         0.1%                0.5%         0.1%                 0.3%
                                                        ------              ------       ------               ------
                                                           1.0%                0.7%         0.9%                 0.6%

      Income before income taxes                           4.9%                1.5%         3.4%                 4.2%

      Provision for income taxes                           1.5%                0.4%         1.0%                 1.1%
                                                        ------              ------       ------               ------
                   Net income                              3.4%                1.0%         2.4%                 3.1%
                                                        ======              ======       ======               ======


For the three months ended December 31, 2004, gross profit as a percentage of net sales was higher as compared to the three months ended December 31, 2003. The improved gross profit percentage relates to the continued investment by the Company in engineering contracts that result in charges to cost of sales for loss contracts, and lower ESOP contribution expense. The engineering contract charges were less for the three-month period ended December 31, 2004 as compared to the same period ended December 31, 2003. These contracts are expected to improve the operating results of the Company when the engineering phase of these contracts are completed and follow-on production orders are received. Gross profit for the three and six month periods ended was also positively impacted by a decrease in ESOP contribution expense, which was zero for the three month period ended December 31, 2004, and $107,530 for the three month period ended December 31, 2003. Net income for the same period improved due to the increase in gross profit and reduced selling, general and administrative expenses. For the six months ended December 31, 2004 gross profit as a percentage of net sales remained the same at 14.8% as compared to the six months ended December 31, 2003. The ESOP contribution expense was zero for the six month period ended December 31, 2004 and $215,060 for the six month period ended December 31, 2003. This decrease had a positive impact on gross profit which was offset by lower sales and unfavorable product mix. Net income decreased for the same period due to lower sales, partially offset by lower selling, general and administrative expenses.

The Company has encountered performance problems with one customer due to technical problems associated with a product. Several shipments of hardware have been made to this customer. The customer and the Company are working together to resolve the technical problems and to date the customer has not asserted any liability claims against the Company. Shipments made on this customer specific product were $1,273,824 through December 31, 2004. Shipments to be made for this customer on orders currently included in the Company's backlog at December 31, 2004 are $ 885,926. Management believes the technical issues can be resolved and has added to contract cost estimates to cover the anticipated work necessary to resolve the technical issues.

Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at December 31, 2004 was 171 people compared to 190 people at December 31, 2003.

Selling, general and administrative expenses were $580,538 for the three months ended December 31, 2004, a decrease of $104,056 compared to the three months ended December 31, 2003. Selling, general and administrative expenses were $1,181,217 for the six months ended December 31, 2004, a decrease of $53,180 compared to the six months ended December 31, 2003. The decrease is primarily due to a decrease in administrative salaries and ESOP contribution expense.

Other income for the three months ended December 31, 2004 was $46,768 as compared to $43,439 for the three months ended December 31, 2003. Other income for the six months ended December 31, 2004 increased to $84,854 as compared to $68,043 for the six months ended December 31, 2003. The increase for both periods is due to higher returns on short-term investments and cash equivelents. The Company does not believe there is significant risk associated with its investment policy, since at December 31, 2004 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market funds.

The Company estimates its income taxes using an estimated effective tax rate for the annual period. The effective income tax rate at December 31, 2004 and 2003 was 30.0% and 25.8%, respectively. The effective tax rate fluctuates between periods and is less than the statutory tax rate mainly due to the foreign exportation benefit the Company receives on its foreign sales.

Liquidity and Capital Resources

As of December 31, 2004, the Company had working capital of $25.0 million compared to $24.4 million at December 31, 2003. The Company meets its short-term financing needs through cash flow from operations and when necessary, from its existing cash and cash equivalents.

The table below presents the summary of cash flow for the periods indicated:

                                                  Six Months Ended December 31,
                                                      2004             2003
                                                  -----------       ---------
Net cash provided by operating activities         $ 1,283,818       $ 194,337
Net cash used by investing activities                (998,716)       (174,924)
Net cash used in financing activities                (378,146)       (973,909)

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

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements. Management, if necessary, has at its disposal a $3,000,000 line of credit to help fund further growth. For the first half of fiscal 2005 capital expenditures were $230,716.

During the three-month period ended December 31, 2004, 600, and during the six-month period ended December 31, 2004, 800 stock options were exercised under the Company's existing stock option plan. No shares were repurchased during the three-month period ended December 31, 2004. During the six months ended December 31, 2004, the Company repurchased 4,014 shares of its common stock for a total of $90,315. As of December 31, 2004, under existing Board authorizations, approximately $452,251 could be utilized to repurchase the Company's common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a small business as defined under Security and Exchange Commission rule 12b-2 and therefore files Form 10-Q utilizing the exemption available to small business issuers for Item 305 of Regulation S-K, quantitative and qualitative disclosures about market risk, and therefore does not provide the information for this item.

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

                    PART II: Other Information and Signatures

Item 1.     Legal Proceedings

            None

Item 2.     Unregistered Sales of Equity Securities and Securities Repurchased

            (a)   Securities Sold -  For the six-month period ended December 31,
                                     2004,  800  stock  options  were  exercised
                                     under the Company's  existing  stock option
                                     plan. The securities were sold for cash and
                                     were made  without  registration  under the
                                     Securities   Act  in   reliance   upon  the
                                     exemption from registration  afforded under
                                     Section 4(2) of the Securities Act of 1933.
                                     Proceeds were used for general working capital purposes.

Item 4.     Submission of Matters to a Vote of Security Holders

            (a) The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on November 12, 2004.

            (b) Seymour Saslow was re-elected as a Class B director to serve for a three-year term. Subsequent to the mailing of the Company's proxy statement for the Annual Meeting, William P. Greene, the other Class B director, passed away. Continuing as directors after the Annual Meeting were:

                          Class A (term expiring 2006):     Howard Pinsley
                                                            Alvin O. Sabo
                                                            Carl Helmetag

                          Class C (term expiring 2005):     Paul J. Corr
                                                            Barry Pinsley
                                                            Michael W. Wool

            (c)   The following matters were voted upon at the annual meeting:

                  The election of one Class B director. The votes were cast as follows:

                              Nominee:       Voted For:    Voted Against or Withheld:     Broker Non-Votes:
                              -------        ---------     -------------------------      ----------------
                          Seymour Saslow      965,050                19,165                     9,542

                  Approval of an Amendment to the Company's Certificate of Incorporation, to change the number of members of the Board of Directors from nine to a number not less than three, nor more than nine. The votes were cast as follows:

                          Shares IN FAVOR                       975,014
                          Shares AGAINST                          8,300
                          ABSTENTIONS                               901
                          Broker NON-VOTES                        9,542

                  Ratification of KPMG LLP, as independent auditors for the Corporation for the fiscal year ending June 30, 2005. The votes were cast as follows:

                          Shares IN FAVOR                       982,419
                          Shares AGAINST                          1,066
                          ABSTENTIONS                               730
                          Broker NON-VOTES                        9,542

Item 5.     Other Information

            None

Item 6.           Exhibits

                  3.1   Certificate   of   Amendment  of  the   Certificate   of
                        Incorporation (14th Amendment)

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

February 14, 2005
-----------------
      Date