Form 10-Q
period 2005-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2005-05-16
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

              233 Ballston Avenue, Saratoga Springs, New York 12866
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                                  Outstanding at May 16, 2005
             -----                                  ---------------------------
Common stock, $.33-1/3 par value                           1,006,694 shares

                                 ESPEY MFG. & ELECTRONICS CORP.
                                 Quarterly Report on Form 10-Q
                                           I N D E X

PART I    FINANCIAL INFORMATION                                                         PAGE

          Item 1      Financial Statements:

                          Balance Sheets (Unaudited)  -
                          March 31, 2005 and June 30, 2004                               1

                          Statements of Income (Unaudited) -
                          Three and Nine Months Ended March 31, 2005 and 2004            3

                          Statements of Cash Flows (Unaudited)-
                          Nine Months Ended March 31, 2005 and 2004                      4

                          Notes to Financial Statements (Unaudited)                      5

          Item 2      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                      7

          Item 3      Quantitative and Qualitative Disclosures About
                      Market Risk                                                       10

          Item 4      Controls and Procedures                                           10

PART II   OTHER INFORMATION                                                             11

          Item 1      Legal Proceedings                                                 11

          Item 2      Unregistered Sales of Equity Securities and Use of Proceeds       11

          Item 3      Defaults on Senior Securities                                     11

          Item 4      Submission of Matters to a Vote of Security Holders               11

          Item 5      Other Information                                                 11

          Item 6      Exhibits                                                          11

          SIGNATURES                                                                    12

                          PART I: FINANCIAL INFORMATION

                         ESPEY MFG. & ELECTRONICS CORP.

                           Balance Sheets (Unaudited)

                        March 31, 2005 and June 30, 2004
                        --------------------------------
                                   A S S E T S

                                                                 2005           2004
                                                               March 31,      June 30,
                                                              -----------   -----------
ASSETS:

          Cash and cash equivalents                           $10,159,787   $12,310,972
          Short term investments                                2,688,000     1,056,000
          Trade accounts receivable, net                        2,658,061     2,140,397
          Other receivables                                         8,065         1,809


          Inventories:
                  Raw materials and supplies                    1,736,095     1,543,930
                  Work-in-process                               3,621,414     3,390,133
                  Costs relating to contracts in
                        process, net of advance payments of
                        $ 348,336 at March 31, 2005 and
                        $ 905,646 at June 30, 2004              4,570,202     5,151,234
                                                              -----------   -----------

                                    Total inventories           9,927,711    10,085,297
                                                              -----------   -----------

          Deferred income taxes                                    76,876        76,876
          Prepaid expenses and other current assets               497,763       359,393
                                                              -----------   -----------

                                    Total current assets       26,016,263    26,030,744
                                                              -----------   -----------

          Property, plant and equipment, net                    3,069,322     3,100,516
                                                              -----------   -----------

                                    Total assets              $29,085,585   $29,131,260
                                                              ===========   ===========

See accompanying notes to the financialstatements.                   (Continued)


                                      ESPEY MFG. & ELECTRONICS CORP.

                                  Balance Sheets (Unaudited), Continued

                                    March 31, 2005 and June 30, 2004
                                    --------------------------------
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                   2005            2004
                                                                                 March 31,       June 30,
                                                                               ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

          Accounts payable                                                     $    576,870    $    250,675
          Accrued expenses:
              Salaries, wages and commissions                                        60,026          44,519
              Employees' insurance costs                                                 --           7,487
              Vacation                                                              456,500         451,516
              Other                                                                  54,656          50,370
          Payroll and other taxes withheld and accrued                               43,503          26,000
          Income taxes payable                                                       10,919         134,471
                                                                               ------------    ------------
                               Total current liabilities                          1,202,474         965,038
                                                                               ------------    ------------
          Deferred income taxes                                                     356,510         324,316
                                                                               ------------    ------------
                               Total liabilities                                  1,558,984       1,289,354
                                                                               ------------    ------------




          Common stock, par value .33-1/3 per share. Authorized 10,000,000 shares; issued 1,514,937 shares on March 31, 2005 and June 30,
              2004. Outstanding 1,006,694 and 1,014,618 on
              March 31, 2005 and June 30, 2004, respectively                        504,979         504,979

          Capital in excess of par value                                         10,408,095      10,411,915

          Retained earnings                                                      24,796,481      24,911,920
                                                                               ------------    ------------
                                                                                 35,709,555      35,828,814

          Less:   Cost of 508,243 and 500,319 shares on
                  March 31, 2005 and June 30, 2004
                  respectively of common stock in treasury                       (8,182,954)     (7,986,908)
                                                                               ------------    ------------
                               Total stockholders' equity                        27,526,601      27,841,906
                                                                               ------------    ------------
                                        Total liabilities and
                                        stockholders' equity                   $ 29,085,585    $ 29,131,260
                                                                               ============    ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                        Statements of Income (Unaudited)

               Three and Nine Months Ended March 31, 2005 and 2004
               ---------------------------------------------------

                                         Three Months                    Nine Months
                                     2005            2004            2005            2004
                                 ---------------------------     ---------------------------
Net sales                        $ 4,219,861     $ 6,116,221     $13,846,929     $17,083,213
Cost of sales                      3,568,971       5,398,659      11,774,510      14,737,602
                                 -----------     -----------     -----------     -----------
         Gross profit                650,890         717,562       2,072,419       2,345,611

Selling, general and
   administrative expenses           565,145         671,575       1,746,362       1,905,972
                                 -----------     -----------     -----------     -----------
         Operating income             85,745          45,987         326,057         439,639
                                 -----------     -----------     -----------     -----------

Other income

         Interest and
           dividend income            66,420          24,588         144,908          69,817
         Other                         7,816           2,707          14,182          25,521
                                 -----------     -----------     -----------     -----------
                                      74,236          27,295         159,090          95,338
                                 -----------     -----------     -----------     -----------

Income before income taxes           159,981          73,282         485,147         534,977

Provision for income taxes            47,994          19,274         145,544         138,574
                                 -----------     -----------     -----------     -----------


                  Net Income     $   111,987     $    54,008     $   339,603     $   396,403
                                 ===========     ===========     ===========     ===========

Net income per share:

         Basic                   $       .11     $       .05     $       .34     $       .39
         Diluted                 $       .11     $       .05     $       .33     $       .39
                                 -----------     -----------     -----------     -----------

Weighted average number
   of shares outstanding :
         Basic                     1,010,671       1,011,416       1,011,744       1,013,545
         Diluted                   1,023,303       1,021,908       1,022,558       1,021,874
                                 ===========     ===========     ===========     ===========

See accompanying notes to the financial statements.

                                     ESPEY MFG. & ELECTRONICS CORP.

                                  Statements of Cash Flows (Unaudited)

                                Nine Months Ended March 31, 2005 and 2004
                                -----------------------------------------

                                                                                             March 31,
                                                                                      2005               2004
                                                                                  ------------      ------------

Cash Flows From Operating Activities:

       Net income                                                                 $    339,603      $    396,403

       Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation                                                                    411,499           431,919
       Loss on disposal of assets                                                           --            22,121
       Deferred income tax                                                              32,194            99,108
       Changes in assets and liabilities:
              Increase in trade receivables, net                                      (517,664)         (711,872)
              Increase in income taxes receivable                                           --           (13,639)
              (Increase) Decrease in other receivables                                  (6,256)            6,332
              Decrease in inventories                                                  157,586         1,974,766
              Increase in prepaid expenses and other current assets                   (138,370)         (152,818)
              Increase (Decrease) in accounts payable                                  326,195          (109,547)
              Increase (Decrease) in accrued salaries, wages and commissions            15,507           (48,234)
              (Decrease) Increase in accrued employees' insurance costs                 (7,487)            1,557
              Increase in other accrued expenses                                         4,286            10,584
              Increase (Decrease) in vacation accrual                                    4,984              (290)
              Increase (Decrease) in payroll and other taxes withheld and accrued       17,503              (473)
              (Decrease) in income taxes payable                                      (123,552)         (350,232)
              Increase in ESOP payable                                                      --           403,238
                                                                                  ------------      ------------
                           Net cash provided by operating activities                   516,028         1,958,923
                                                                                  ------------      ------------
Cash Flows From Investing Activities:

       Additions to property, plant & equipment                                       (380,305)         (211,860)
       Purchase of short term investments                                           (2,304,000)       (1,056,000)
       Maturity of short term investments                                              672,000                --
                                                                                  ------------      ------------
                           Net cash used by investing activities                    (2,012,305)       (1,267,860)
                                                                                  ------------      ------------
Cash Flows From Financing Activities:

       Dividends on common stock                                                      (455,042)         (885,776)
       Purchase of treasury stock                                                     (215,366)         (272,328)
       Proceeds from exercise of stock options                                          15,500           113,105
                                                                                  ------------      ------------
                           Net cash used in financing activities                      (654,908)       (1,044,999)
                                                                                  ------------      ------------
Decrease in cash and cash equivalents                                               (2,151,185)         (353,936)
Cash and cash equivalents, beginning of period                                      12,310,972        10,996,483
                                                                                  ------------      ------------
Cash and cash equivalents, end of period                                            10,159,787        10,642,547
                                                                                  ============      ============
Income Taxes Paid                                                                 $    236,902      $    403,337
                                                                                  ============      ============

See accompanying notes to the financial statements

                         ESPEY MFG. & ELECTRONICS CORP.

                    Notes to Financial Statements (Unaudited)
                    -----------------------------------------

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

Note 3. Employee Stock Ownership Plan

In fiscal 1989 the Company established an Employee Stock Ownership Plan (ESOP) for eligible non-union employees. The ESOP used the proceeds of a loan from the Company to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 to the ESOP, which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Effective June 30, 2004, the ESOP loan was paid in full and all shares in the ESOP are allocated to participant's accounts. Therefore, in fiscal 2005 no contributions to the ESOP have been made. As of March 31, 2005, there were 230,120 shares allocated to participants.

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

                              Three Months Ended      Nine Months Ended
                                   March 31,              March 31,
                               2005        2004       2005         2004
                            ---------   ---------   ---------   ---------
Net income as reported      $ 111,987   $  54,008   $ 339,603  $  396,403

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related  tax effects           (8,286)     (7,867)    (26,660)    (26,321)
                            ---------   ---------   ---------   ---------

Pro forma net income        $ 103,701   $  46,141   $ 312,943   $ 370,082
                            =========   =========   =========   =========

Net Income per share:

    Basic-as reported       $     .11   $     .05   $     .34   $     .39
                            =========   =========   =========   =========
    Basic-pro forma         $     .10   $     .05   $     .31   $     .36
                            =========   =========   =========   =========

    Diluted-as reported     $     .11   $     .05   $     .33   $     .39
                            =========   =========   =========   =========
    Diluted-pro forma       $     .10   $     .05   $     .31   $     .36
                            =========   =========   =========   =========

Note 5.  Commitments and Contingencies

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $39,300 at March 31, 2005. The Company does not expect to fund any of the amounts under the standby letters of credit. As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges are asserted against the Company. It is not possible at this time to predict the outcome of all such actions. However, management is of the opinion that it has good defenses against such actions and believes that none of these matters will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 6.  Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Accounting for Unexpected Production Defects and Waste." SFAS No. 151 requires that "abnormal freight, handling costs, and amounts of wasted materials (spoilage)" should be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference should be charged to current-period expense. SFAS No. 151 is effective for annual periods beginning after June 15, 2005. In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R was originally effective for interim and annual periods beginning after December 15, 2005. The effective date has been delayed by the SEC until annual periods beginning after December 15, 2005. The adoption of SFAS No. 151 and SFAS No. 123R are not expected to have a material impact on the Company's results of operations and financial condition.

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

In December 2004, the FASB issued SFAS No. 153,  Exchanges of Nonmonetary Assets
- Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires that exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Espey Mfg. & Electronics Corp. (the "Company") located in Saratoga Springs, New York, is engaged principally in the development, design, production and sale of specialized electronic power supplies, a wide variety of transformers and other types of iron-core components, and electronic system components. In some cases, the Company manufactures such products in accordance with pre-developed mechanical and electrical requirements ("build to print"). In other cases, the Company is responsible for both the overall design and manufacture of the product. The Company does not generally manufacture standardized components and does not have a product line. The products manufactured by the Company find application principally in (i) shipboard and land based radar, (ii) locomotives,
(iii) aircraft, (iv) short and medium range communication systems, (v) navigation systems, and (vi) land based military vehicles.

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

Business Outlook

Management is optimistic about the future of the Company. In the first nine months of fiscal 2005, the Company received approximately $12.7 million in new orders. These orders include both follow-on production quantities for mature products, and engineering development orders which will enable the Company to utilize its engineering expertise in developing new customer specific products. Some of these products, once developed, will be produced in the Company's manufacturing facility and are expected to provide large production order quantities over several years. These orders are in line with the Company's strategy of getting involved in long-term high quantity military and industrial products.

The Company has received another approximately $20.0 million in new orders in the fourth quarter of fiscal 2005. These orders increased the Company's backlog to approximately $33.1 million at May 16, 2005 from $14.7 million on February 14, 2005, as reported in the Company's report on Form 10-Q for the period ended December 31, 2004. Shipments of products with respect to these orders are expected over the next four years. Many additional potential orders are currently being discussed and negotiated with our customers. Some of these orders management expected to receive in the first half of fiscal 2005. The delay in placing these orders may be due to several factors including the war in Iraq. In addition to the backlog, the Company currently has outstanding quotations representing in excess of $26.2 million in the aggregate for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and military procurement generally.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company's working capital. Expectations are that the working capital will be required to fund the increase in orders over the next several quarters, dividend payments, and general operations of the business. Also, the Mergers and Acquisitions Committee of the Board of Directors continues to evaluate potential strategic alternatives on a periodic basis.

As stated in the Company's Form 10-K filed for the year ended June 30, 2004, the Company anticipated a decrease in sales for fiscal 2005. During fiscal 2004, while net sales increased, new orders received by the Company did not keep pace with backlog relieved. Thus, while the sales backlog of approximately $15.4 million at June 30, 2004 gave the Company a solid base of future sales, the Company has experienced the reduction of sales during fiscal 2005 that it anticipated.

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

Net sales for the three months ended March 31, 2005 were $4,219,861 as compared to $6,116,221 for the same period in 2004, representing a 31% decrease. Net sales for the nine months ended March 31, 2005 were $13,846,929 as compared to $17,083,213 for the same period in 2004, representing an 18.9% decrease. The Company's decrease in sales for the three month and nine month period ended March 31, 2005 is due primarily to lower backlog levels (see Business Outlook discussion). The backlog at March 31, 2005 was approximately $14.2 million compared to approximately $14.0 million at March 31, 2004 and approximately $20.9 million at September 30, 2003. New orders for the three months ended March 31, 2005 were approximately $4.4 million. New orders for the nine-month period ended March 31, 2005 were approximately $12.7 million. Management continues to market the engineering and production capabilities of the Company. Currently, approximately $26.2 million in quotations are outstanding to various customers of the Company.

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

                                           Three Months Ended March 31,    Nine Months Ended March 31,
                                                2005        2004               2005        2004
                                               ------      ------             ------      ------
Net sales                                      100.0%      100.0%             100.0%      100.0%
Cost of sales                                   84.6%       88.3%              85.0%       86.3%
                                               ------      ------             ------      ------
       Gross profit                             15.4%       11.7%              15.0%       13.7%

Selling, general and administrative expenses    13.4%       11.0%              12.6%       11.2%
                                               ------      ------             ------      ------
       Operating income                          2.0%        0.8%               2.4%        2.6%

Other income

       Interest and dividend income              1.6%        0.4%               1.0%        0.4%
       Other                                     0.2%        0.0%               0.1%        0.1%
                                               ------      ------             ------      ------
                                                 1.8%        0.4%               1.1%        0.6%

Income before income taxes                       3.8%        1.2%               3.5%        3.1%

Provision for income taxes                       1.1%        0.3%               1.0%        0.8%
                                               ------      ------             ------      ------
           Net income                            2.7%        0.9%               2.5%        2.3%
                                               ======      ======             ======      ======

For the three months ended March 31, 2005, gross profit as a percentage of net sales was 3.7% higher as compared to the three months ended March 31, 2004. The improved gross profit percentage relates to favorable product mix, and lower ESOP contribution expense offset partially by decreased sales. ESOP contribution expense was zero for the three-month period ended March 31, 2005, and $134,413 for the three-month period ended March 31, 2004 (see Note 3 to the financial statements). Net income expressed in dollars for the same period improved due to a decrease in selling, general and administrative expenses and an increase in other income, offset partially by a decrease in gross profit caused by the decrease in sales. For the nine months ended March 31, 2005 gross profit as a percentage of net sales increased by 1.3% as compared to the nine months ended March 31, 2004. The ESOP contribution expense was zero for the nine-month period ended March 31, 2005, and $403,238 for the nine-month period ended March 31, 2004. This decrease in expense had a positive impact on gross profit, which was offset by lower sales. Net income was slightly lower for the same period due to lower sales, partially offset by lower selling, general and administrative expenses and higher interest income due to higher yielding investments.

As reported in the prior quarter's Form 10-Q, the Company has encountered performance problems with one customer due to technical problems associated with a product. Several shipments of hardware have been made to this customer. The customer and the Company are working together to resolve the technical problems and to date the customer has not asserted any liability claims against the Company. Currently Management believes that it has a solution to the technical problems and is working with the customer to create technical specifications that will help the customer meet all the required specifications placed on their system. The cost of this solution is being shared by the Company and the customer. Management has added the expected additional funding and additional costs to contract estimates to cover the anticipated work necessary to resolve the technical issues.

Selling, general and administrative expenses were $565,145 for the three months ended March 31, 2005, a decrease of $106,430 compared to the three months ended March 31, 2004. The decrease is primarily due to a decrease in professional fees offset partially by increased selling salaries. Selling, general and administrative expenses were $1,746,362 for the nine months ended March 31, 2005, a decrease of $159,610 compared to the nine months ended March 31, 2004. The decrease is primarily due to a decrease in professional fess, administrative salaries and ESOP contribution expense. Employment at March 31, 2005 was 171 people compared to 190 people at March 31, 2004.

Other income for the three months ended March 31, 2005 was $74,236 as compared to $27,295 for the three months ended March 31, 2004. Other income for the nine months ended March 31, 2005 increased to $159,090 as compared to $95,338 for the nine months ended March 31, 2004. The increase for both periods is due to higher returns on short-term investments and cash equivalents. The Company does not believe there is significant risk associated with its investment policy, since at March 31, 2005 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market funds.

The Company estimates its income taxes using an estimated effective tax rate for the annual period. The effective income tax rate at March 31, 2005 and 2004 was 30% and 26%, respectively. The effective tax rate fluctuates between periods and is less than the statutory tax rate mainly due to the foreign exportation benefit the Company receives on its foreign sales.

Liquidity and Capital Resources

As of March 31, 2005, the Company had working capital of $24.8 million compared to $24.6 million at March 31, 2004. The Company meets its short-term financing needs through cash flow from operations and when necessary, from its existing cash and cash equivalents.

The table below presents the summary of cash flow for the periods indicated:

                                                Nine Months Ended March 31,
                                                   2005             2004
                                                -----------      -----------
Net cash provided by operating activities       $   516,028      $ 1,958,923
Net cash used by investing activities            (2,012,305)      (1,267,860)
Net cash used in financing activities              (654,908)      (1,044,999)

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

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements. Management, if necessary, has at its disposal a $3,000,000 line of credit to help fund further growth. For the first nine months of fiscal 2005 capital expenditures were $380,305.

Stock options exercised under the Company's existing stock option plan for the three-month period ended March 31, 2005 and the nine-month period ended March 31, 2005 were 0 and 800, respectively. During the three month period ended March 31, 2005, 4,710 shares of common stock were repurchased by the Company at a cost of $125,051. For the nine-month period ended March 31, 2005, a total of 8,724 shares of common stock were repurchased by the company at a cost of $215,366. As of March 31, 2005, under existing Board authorizations, approximately $327,200 could be utilized to repurchase the Company's common stock.


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

                    PART II: Other Information and Signatures

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         (a) Securities Sold - For  the nine-month  period ended March 31, 2005,
                               800  stock  options  were  exercised   under  the
                               Company's existing stock option plan. The securities were sold for cash and were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933. Proceeds were used for general working capital purposes.

         (c) Securities Repurchased

                                     Purchases of Equity Securities

                                                                Total Number        Maximum Number
                                                                  of Shares         (or Approximate
                                                                  Purchased         Dollar Value)
                                                                 as Part of           of Shares
                                    Total          Average        Publicly           that May Yet
                                   Number           Price         Announced          Be Purchased
                                  of Shares         Paid           Plan or          Under the Plan
         Period                   Purchased       per Share        Program          or Program (1)
         -----------------------------------------------------------------------------------------
         March 1 to
         March 31, 2005             4,710          $26.55           4,710              $327,200
         -----------------------------------------------------------------------------------------
         Total                      4,710                           4,710
         =========================================================================================


         (1) The Board of Directors has authorized the Company to repurchase up to $327,200 of its common stock pursuant to an ongoing plan.

Item 3.  Defaults on Senior Securities

         None

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

 May 16, 2005
---------------
     Date