Form 10-K
period 2005-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2005-09-27
CIK 33533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10 - K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

      For the transition period from                    to

                           Commission File No. 1-4383

                         Espey Mfg. & Electronics Corp.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                             14-1387171
--------------------------------------------------------------------------------
State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to the filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
      [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
      [X] Yes [_] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
      [_] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $21,116,511 based upon the closing sale price of $30.80 on the American Stock Exchange on June 30, 2005.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at September 23, 2005
             -------                          --------------------------------
Common stock, $.33-1/3 par value                        1,151,212 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants definitive proxy statement relating to the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "scheduled," "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:
      o     Changing  priorities  in  the  U.S.   government's   defense  budget
            (including changes in priorities in response to terrorist threats or to improve homeland security);
      o Termination of government contracts due to unilateral government action;
      o Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;
      o     Potential for changing prices for energy and raw materials.

All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on the Company's behalf are qualified by the cautionary statements in this section. The Company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

In the fiscal years ended June 30, 2005 and 2004, the Company's total sales were $18,828,700 and $22,507,199, respectively. Sales to two domestic customers accounted for 32% and 14% of total sales in 2005. Sales to two domestic customers and one foreign customer accounted for 22%, 16% and 18% and 25%, 19% and 12% of total sales in 2004 and 2003, respectively.

Export sales in 2005, 2004 and 2003 were  approximately  $4,946,000,  $9,800,000 and $7,100,000, respectively.

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

Sales Backlog

At September 21, 2005, the Company's backlog was approximately $45.1 million. The total backlog at June 30, 2005 was approximately $31.8 million as compared to approximately $15.4 million at June 30, 2004. The Company's total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The Company's backlog and risks associated with government contracts is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

It is presently anticipated that a minimum of $18.9 million of orders comprising the June 30, 2005 backlog will be filled during the fiscal year ending June 30, 2006. The minimum of $18.9 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2006. The estimate of the June 30, 2005 backlog to be shipped in fiscal 2006 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

There is competition in all classes of products manufactured by the Company, including from divisions of the largest electronic companies, as well as many small companies. The Company's sales do not represent a significant share of the industry's market for any class of its products. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price, product performance, the experience of the particular company and history of its dealings in such products. The Company, as well as other companies engaged in supplying equipment for military use, is subject to various risks, including, without limitation, dependence on U.S. and foreign government appropriations and program allocations, the competition for available military business, and government termination of orders for convenience.

The Company's business is not considered to be seasonal in nature.

Research and Development

The Company's expenditures for research and development were approximately $187,000, $150,000 and $100,000, in 2005, 2004 and 2003, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvement of existing products.

Employees

The Company had 171 employees as of September 1, 2005. Some of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. The current collective bargaining agreement expires on June 30, 2008. The contract includes a 3.75% annual pay increase in the fiscal period 2005 through 2007, and no increase for 2008. Relations with the Union are considered good. Union membership at September 1, 2005 was 72 people.

Government Regulations

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal 2005, and the Company believes will not in fiscal year 2006, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

The Company's U.S. government contract and subcontract orders are funded by government budgets, which operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to the Congress a proposed budget for the upcoming fiscal year. This budget includes recommended appropriations for every federal agency and is the result of months of policy and program reviews throughout the executive branch. From February through September of each year, the appropriations and authorization committees of Congress review the President's budget proposals and establish the funding levels for the upcoming fiscal year in appropriations and authorization legislation. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.

There are two primary risks associated with this process. First, the process may be delayed or disrupted because of congressional schedules, negotiations over funding levels for programs or unforeseen world events, which could, in turn, alter the funding for a program or contract. Second, funding for multi-year contracts can be changed by future appropriations, which could affect the timing of funds, schedules and program content.

Also, our international sales are denominated in United States currency. Consequently, changes in exchange rates that strengthen the United States dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitor's products.

U.S. Government Defense Contracts and Subcontracts
Generally, U.S. government contracts are subject to procurement laws and regulations. Some of the Company's contracts are governed by the Federal Acquisition Regulation (FAR), which lays out uniform policies and procedures for acquiring goods and services by the U.S. government, and agency-specific acquisition regulations that implement or supplement the FAR. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation (DFAR).

The FAR also contains guidelines and regulations for managing a contract after award, including conditions under which contracts may be terminated, in whole or in part, at the government's convenience or for default. If a contract is terminated for the convenience of the government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. If a contract is terminated for default, the government generally pays for only the work it has accepted. These regulations also subject the company to financial audits and other reviews by the government of its costs, performance, accounting and general business practices relating to its contracts, which may result in adjustment of the company's contract-related costs and fees.

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


Item 4.     Submission of Matters to a Vote of Security Holders.

            None

                                     PART II

Item 5.     Market for the  Registrant's  Common Equity and Related  Stockholder
            Matters.

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the American Stock Exchange (ticker symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

                    2005                  High          Low
                    First Quarter         26.09        22.35
                    Second Quarter        28.90        25.60
                    Third Quarter         27.40        25.65
                    Fourth Quarter        31.75        24.75

                    2004                  High          Low
                    First Quarter         23.00        17.60
                    Second Quarter        27.35        22.99
                    Third Quarter         26.00        24.60
                    Fourth Quarter        27.14        21.00

Holders

The approximate number of holders of record of the common stock was 135 on September 21, 2005 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on the common stock of $.60, $1.50, and $.35, per share for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. The Board of Directors has authorized the payment of a fiscal 2006 first quarter dividend of $.15 payable September 30, 2005.

During fiscal 2005 the Company sold common stock to certain employees as they exercised existing stock options granted under a shareholder approved plan. During the year, 2,400 shares were sold at prices that ranged from $17.95 a share to $19.85 a share. The securities were sold for cash and the sales were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933. Proceeds were used for general working capital purposes.

There were no purchases of equity securities in the fiscal 2005 fourth quarter.

Item 6.     Selected Financial Data.

                                                   ESPEY MFG. & ELECTRONICS CORP.
                                                   Five Years Ended June 30, 2005
                                 -------------------------------------------------------------------
Selected Income Statement Data       2005          2004          2003          2002          2001
                                 -----------   -----------   -----------   -----------   -----------
Net Sales ....................   $18,828,700   $22,507,199   $19,773,411   $18,405,213   $17,251,640
Operating Income .............     1,107,331     1,178,723     1,146,386       549,139     1,169,271
Other income .................       244,524       121,894       139,880       179,615       305,833
                                 -----------   -----------   -----------   -----------   -----------
         Net income ..........       978,920       960,826       964,700       545,754     1,033,069

Income per common share:
  Basic ......................   $       .97   $       .95   $       .94   $       .53   $      1.00
   Diluted ...................   $       .96   $       .94   $       .94   $       .53   $      1.00
                                 ===========   ===========   ===========   ===========   ===========

Selected Balance Sheet Data

Current Assets ...............    26,711,464    26,030,744    26,528,434    25,008,710    23,736,991
Current Liabilities ..........     1,340,952       965,038     1,639,755     1,158,439     1,063,497
Working Capital ..............    25,370,512    25,065,706    24,888,679    23,850,271    22,673,494
Total Assets .................    29,696,301    29,131,260    29,795,497    28,332,962    27,228,881

Stockholders' equity .........    28,057,292    27,841,906    27,953,508    27,054,442    26,165,384

Cash dividends declared and
  paid per common share ......   $       .60   $      1.50   $       .35   $       .30   $       .20
                                 ===========   ===========   ===========   ===========   ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

The total backlog for the Company was approximately $31.8 million at June 30, 2005, up $16.4 million over June 30, 2004. The backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at June 30, 2005 is approximately $23.1 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $8.7 million and represents firm multi-year orders for which funding has not yet been appropriated by Congress. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding. The unfunded backlog at June 30, 2004 was zero.

During fiscal year 2005, while net sales decreased, new orders received by the Company were approximately $35 million. The sales backlog of approximately $31.8 million at June 30, 2005 gives the Company a solid base of future sales and, therefore, management expects a significant increase in sales during fiscal 2006 as compared to fiscal 2005. In addition to the backlog, the Company currently has outstanding quotations representing in excess of $29 million in the aggregate for both repeat and new programs. Many potential orders are currently being discussed and negotiated with our customers.

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

Results of Operations

Net Sales for fiscal years ended June 30, 2005, 2004 and 2003, were $18,828,700, $22,507,199, and $19,773,411, respectively. The 16.3% decrease in net sales in 2005 as compared to 2004, was a result of the previously disclosed decline in the Company's backlog during fiscal 2004. Specifically, the Company shipped fewer transmitter components in fiscal 2005, as compared to 2004. The 13.8% increase in net sales in 2004 as compared to 2003 was the result of increased transmitter component shipments on two of the Company's products. In fiscal 2005, the Company realized the benefits of increased business with existing customers and continued to establish new customer relationships. New orders received in fiscal 2005 were approximately $35 million compared to approximately $16.6 in fiscal 2004. The sales backlog at June 30, 2005, as discussed above, includes significant orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements.

The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher than with respect to the products, which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs including loss contracts, has a significant impact on gross profit and net income.

For  fiscal  years  ended  June  30,  2005,  2004 and 2003  gross  profits  were
$3,381,357,  $3,714,865,  and  $3,097,861,   respectively.  Gross  profit  as  a
percentage of sales was 18.0%, 16.5%, and 15.7%, for fiscal 2005, 2004, and 2003, respectively. The improved gross profit percentage in fiscal 2005, relates to favorable product mix, and lower ESOP contribution expense offset partially by decreased sales. ESOP contribution expense included in cost of sales was zero for the fiscal year ended June 30, 2005, and $421,716 for the fiscal year ended June 30, 2004, (see note 11 to the financial statements). The increase in gross profit percentage between 2004 and 2003 was predominately due to increased sales on higher margin build to print transmitter components. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at June 30, 2005 was 169 people compared to 181 people at June 30,2004 and 192 people at June 30, 2003.

Selling, general and administrative expenses were $2,274,026, for the fiscal year ended June 30, 2005, a decrease of $262,116, or 10.3% as compared to the prior year. This decrease is primarily due to decreased professional fees and ESOP contribution expense. Selling, general and administrative expenses were $2,536,142 for the year ended June 30, 2004, an increase of $584,667, or 30.0% as compared to the prior year. This increase was primarily due to an increase in professional fees, insurance costs and administrative salaries. The increase in professional fees was attributable, in part, to legal fees incurred relating to the review conducted following the Company's Annual Meeting in November 2003 and the implementation of corporate governance modifications, including the amendment of the corporate by-laws.

Other income for fiscal 2005 increased as compared to fiscal 2004 due to increased interest income on the Company's cash equivalents and short-term investments due to higher interest rates. The Company does not believe that there is significant risk associated with its investment policy, since at June 30, 2005 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market accounts. Total other income in fiscal 2004, as compared to 2003 decreased due to lower dividend and interest income.

The effective income tax rate was 27.6% in 2005, 26.1% in 2004, and 25.0% in 2003. The effective tax rate is less than the statutory tax rate mainly due to the foreign exportation benefit the Company receives on its international sales.

Net income for fiscal 2005, was $978,920 or $.97 and $.96 per share, basic and diluted, respectively, compared to $960,826 or $.95 and $.94 per share, basic and diluted, respectively, for fiscal 2004. The increase in net income per share was due to improved gross profit as a percentage of sales and the decrease in selling, general and administrative expenses, offset partially by the decrease in sales. Net income for fiscal 2004, was $960,826 or $.95 and $.94 per share, basic and diluted, respectively, compared to net income of $964,700 or $.94 per share, both basic and diluted, for fiscal 2003. The change in net income per share was due to increased sales and improved gross profit offset primarily by one loss contract and higher selling, general and administrative expenses.

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

The Company's working capital as of June 30, 2005, 2004 and 2003 was $25,370,512, $25,065,706, and $24,888,679, respectively. During 2005, 2004 and
2003 the Company repurchased 8,724, 13,625, and 15,918 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") and in other open market transactions, for a total purchase price of $215,366, $272,329, and $311,468, respectively. Under existing authorizations from the Company's Board of Directors, as of June 30, 2005, management is authorized to purchase an additional $1 million of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

                                                          2005            2004
                                                       ----------     ----------
Net cash provided by operating activities ........     $  710,049     $3,874,800
Net cash used by investing activities ............      2,441,362        910,855
Net cash used in financing activities ............        776,152      1,649,456

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchases of inventory, receipt of progress payments, level of sales and payments of accounts payable. Net cash used by investing activities increased in fiscal 2005 due to the purchase of short-term investments. The decrease in cash used in financing activities is due primarily to a decrease in the amount of dividends paid in fiscal 2005, as compared to fiscal 2004, when a special dividend of $.50 per share was paid.

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

During fiscal year 2005 and 2004, the Company expended $425,362 and $413,517, respectively, for plant improvements and new equipment. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal 2006. Management presently anticipates that the funds required will be available from current operations.

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $39,300 at June 30, 2005. The Company does not expect to fund any of the amounts under the standby letters of credit.

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

Each year the Company made contributions to the ESOP, which were used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock is allocated to participating employees. As of June 30, 2005, there were 230,120 shares allocated to participants. Dividends attributable to allocated shares were likewise allocated to the participants' accounts, whereas the dividends on unallocated shares were used toward the loan repayment, thus reducing the Company's required contribution.

The loan from the Company to the ESOP was repayable in annual installments of $1,039,605, including interest through June 30, 2004. Interest was payable at a rate of 9% per annum. The Company's receivable from the ESOP was recorded as common stock subscribed in the accompanying balance sheet.

Effective June 30, 2004 the loan from the Company to the ESOP was paid in full and all shares have been allocated to participant's accounts.

On July 15, 2005, pursuant to a Stock Purchase Agreement dated as of such date, the Company sold 150,000 shares of its common stock, par value $0.33 1/3 per share, to the Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust (the "ESOP"). The ESOP paid $28.90 per share, for an aggregate purchase price of $4,335,000. The determination of the purchase price was based on a fairness opinion obtained by an independent valuation firm. The ESOP borrowed from the Corporation an amount equal to the purchase price. The loan will be repaid in fifteen (15) equal annual installments of principal and the unpaid balance will bear interest at a fixed rate of 6.25% per annum, the "prime rate" as quoted in The Wall Street Journal on the date of closing.

The Board of Directors of the Company approved a purchase price per share equal to a 5% discount on the average trading price of the Company's common stock on the American Stock Exchange on the date before closing, but in no event greater than the fair market value as determined by an independent valuation firm retained by the ESOP. The average trading price of the Company's common stock on the American Stock Exchange on July 14, 2005 was $30.72.

In making the sale, the Company relied on the exemption from registration  under
Section 4(2) of the Securities Act of 1933, as amended, because the shares sold were offered only to the ESOP.

After giving effect to the transaction the ESOP owned 380,120 shares of the Company's 1,158,294 outstanding shares of common stock as of July 15, 2005.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is a small business issuer as defined under Security and Exchange Commission rule 12b-2 and therefore, in accordance with paragraph (e) of Item 305 of Regulation S-K, is not required to provide the information for this item.


Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Espey Mfg. & Electronics Corp.:

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp. as of June 30, 2005 and 2004, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


/s/KPMG LLP
-----------------
KPMG LLP
Albany, New York
August 12, 2005



            Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Espey Mfg. & Electronics Corp.:

In our opinion, the 2003 financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the results of operations and cash flows of Espey Mfg. & Electronics Corp. (the Company) for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Albany, New York
August 1, 2003


Espey Mfg. & Electronics Corp.
Balance Sheets
June 30, 2005 and 2004
---------------------------------------------------------------------------------------------
                                                                     2005            2004
                                                                 ------------    ------------
ASSETS
     Cash and cash equivalents ...............................   $  9,803,507    $ 12,310,972
     Short term investments ..................................      3,072,000       1,056,000
     Trade accounts receivable, net ..........................      2,993,240       2,140,397
     Other receivables .......................................          3,173           1,809

     Inventories:
              Raw materials and supplies .....................      1,768,959       1,543,930
              Work in Process ................................      2,542,303       3,390,133
              Costs related to contracts in process,
                net of progress payments of $97,758
                in 2005 and $905,646 in 2004 .................      6,056,290       5,151,234
                                                                 ------------    ------------
              Total inventories ..............................     10,367,552      10,085,297
                                                                 ------------    ------------
     Deferred income taxes ...................................        135,997          76,876
     Prepaid expenses and other current assets ...............        335,995         359,393
                                                                 ------------    ------------
              Total current assets ...........................     26,711,464      26,030,744
                                                                 ------------    ------------
     Property, plant and equipment, net ......................      2,984,837       3,100,516
                                                                 ------------    ------------
                  Total Assets ...............................   $ 29,696,301    $ 29,131,260
                                                                 ============    ============
LIABILITIES AND STOCKHOLDERS'EQUITY

     Accounts payable ........................................   $    378,771    $    250,675
     Accrued expenses:
              Salaries, wages and commissions ................         62,278          44,519
              Employees' insurance costs .....................             --           7,487
              Vacation .......................................        498,015         451,516
              Other ..........................................         53,783          50,370
     Payroll and other taxes withheld and accrued ............         35,977          26,000
     Income taxes payable ....................................        312,128         134,471
                                                                 ------------    ------------
                  Total current liabilities ..................      1,340,952         965,038
                                                                 ------------    ------------
     Deferred income taxes ...................................        298,057         324,316
                                                                 ------------    ------------
                  Total liabilities ..........................      1,639,009       1,289,354
                                                                 ------------    ------------
     Common stock, par value $.33-1/3 per share
              Authorized 10,000,000 shares; Issued 1,514,937
                shares in 2005 and 2004, outstanding 1,008,294
                and 1,014,618 shares in 2005 and 2004 ........        504,979         504,979
     Capital in excess of par value ..........................     10,412,073      10,411,915
     Retained earnings .......................................     25,284,554      24,911,920
                                                                 ------------    ------------
                                                                   36,201,606      35,828,814

              Cost of 506,643 and 500,319 shares of
                common stock in treasury in 2005
                and 2004, respectively .......................     (8,144,314)     (7,986,908)
                                                                 ------------    ------------
                  Total stockholders' equity .................     28,057,292      27,841,906
                                                                 ------------    ------------
                  Total liabilities and
                  stockholders' equity .......................   $ 29,696,301    $ 29,131,260
                                                                 ============    ============

The accompanying notes are an integral part of the financial statements.


Espey Mfg. & Electronics Corp.
Statements of Income
Years Ended June 30, 2005, 2004 and 2003
-------------------------------------------------------------------------------------------
                                                     2005           2004           2003
                                                 ------------   ------------   ------------
Net sales ....................................   $ 18,828,700   $ 22,507,199   $ 19,773,411
Cost of sales ................................     15,447,343     18,792,334     16,675,550
                                                 ------------   ------------   ------------
                Gross profit .................      3,381,357      3,714,865      3,097,861

Selling, general and
     administrative expenses .................      2,274,026      2,536,142      1,951,475
                                                 ------------   ------------   ------------
                Operating income .............      1,107,331      1,178,723      1,146,386

Other income (expense)
                Interest and dividend income .        228,159         94,655        140,000
                Other ........................         16,365         27,239           (120)
                                                 ------------   ------------   ------------
                Total other income, net ......        244,524        121,894        139,880
                                                 ------------   ------------   ------------

Income before income taxes ...................      1,351,855      1,300,617      1,286,266

Provision for income taxes ...................        372,935        339,791        321,566
                                                 ------------   ------------   ------------
                Net income ...................   $    978,920   $    960,826   $    964,700
                                                 ============   ============   ============

Net income per share:
     Basic ...................................   $        .97   $        .95   $        .94
     Diluted .................................   $        .96   $        .94   $        .94
                                                 ------------   ------------   ------------

Weighted average number of shares outstanding:
                Basic ........................      1,010,617      1,013,663      1,025,200
                Diluted ......................      1,021,604      1,022,344      1,027,686
                                                 ============   ============   ============

The accompanying notes are an integral part of the financial statements.


Espey Mfg. & Electronics Corp.
Statements of Changes in Stockholders' Equity
Years Ended June 30, 2005, 2004 and 2003
-------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                                                                           Other
                                                                            Capital in   Comprehen-
                                                  Common                    Excess of    sive income      Retained
                                                  Shares       Amount       par Value      (Loss)         Earnings
                                               -----------   -----------   -----------   -----------    -----------
Balance as of June 30, 2002                      1,034,561   $   504,979   $10,465,878   $  (29,079)    $24,848,858
                                               -----------   -----------   -----------   -----------    -----------
Comprehensive income:
   Net income, 2003                                                                                         964,700
   Other comprehensive income,
     net of tax benefit of $15,599                                                            19,589
   Reclassification adjustment                                                                 9,490

Comprehensive income

Stock options exercised                              1,000                      (6,600)

Dividends paid on common stock
   $.35 per share                                                                                          (358,099)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    2,941

Purchase of treasury stock                         (15,918)

Reduction of common stock subscribed
                                               -----------   -----------   -----------   -----------    -----------
Balance as of June 30, 2003                      1,019,643       504,979    10,459,278            --     25,458,400
                                               -----------   -----------   -----------   -----------    -----------

Net income, 2004                                                                                            960,826

Stock options exercised                              8,600                     (53,122)

Dividends paid on common stock
   $1.50 per share                                                                                       (1,519,913)

Tax effect of stock options exercised                                            5,759

Tax effect of dividends on
   unallocated ESOP shares                                                                                   12,607

Purchase of treasury stock                         (13,625)

Reduction of common stock subscribed
                                               -----------   -----------   -----------   -----------    -----------
Balance as of June 30, 2004                      1,014,618       504,979    10,411,915   $        --     24,911,920
                                               -----------   -----------   -----------   -----------    -----------

Net income, 2005                                                                                            978,920

Stock options exercised                              2,400                     (12,460)

Dividends paid on common stock
   $.60 per share                                                                                          (606,286)

Tax effect of stock options exercised                                           12,618

Purchase of treasury stock                          (8,724)

                                               -----------   -----------   -----------   -----------    -----------
Balance as of June 30, 2005                      1,008,294   $   504,979   $10,412,073   $        --    $25,284,554
                                               ===========   ===========   ===========   ===========    ===========


                                                        Common               Treasury Stock                Total
                                                        Stock          ---------------------------     Stockholders'
                                                      Subscribed         Shares           Amount          Equity
                                                     -----------       -----------     -----------      -----------

Balance as of June 30, 2002                           (1,117,325)          480,376     $(7,618,869)     $27,054,442
                                                     -----------       -----------     -----------      -----------

Comprehensive income:
                  Net income, 2003                                                                          964,700
                  Other comprehensive gain,
                    net of tax benefit of $15,599                                                            19,589
                  Reclassification adjustment                                                                 9,490
                                                                                                        -----------
Comprehensive income                                                                                        993,779

Stock options exercised                                                     (1,000)         19,850           13,250

Dividends paid on common stock
   $.35 per share                                                                                          (358,099)

Tax effect of dividends on
   unallocated ESOP shares                                                                                    2,941

Purchase of treasury stock                                                  15,918        (311,468)        (311,468)

Reduction of common stock subscribed                     558,663                                            558,663
                                                     -----------       -----------     -----------      -----------
Balance as of June 30, 2003                             (558,662)          495,294      (7,910,487)      27,953,508
                                                     -----------       -----------     -----------      -----------
Net income, 2004                                                                                            960,826

Stock options exercised                                                     (8,600)        195,908          142,786

Dividends paid on common stock
   $1.50 per share                                                                                       (1,519,913)

Tax effect on stock options exercised                                                                         5,759

Tax effect of dividends on
   unallocated ESOP shares                                                                                   12,607

Purchase of treasury stock                                                  13,625        (272,329)        (272,329)

Reduction of common stock subscribed                     558,662                                            558,662
                                                     -----------       -----------     -----------      -----------
Balance as of June 30, 2004                                   --           500,319      (7,986,908)      27,841,906
                                                     -----------       -----------     -----------      -----------

Net income, 2005                                                                                            978,920

Stock options exercised                                                     (2,400)         57,960           45,500

Dividends paid on common stock
   $.60 per share                                                                                          (606,286)

Tax effect on stock options exercised                                                                        12,618

Purchase of treasury stock                                                   8,724        (215,366)        (215,366)

                                                     -----------       -----------     -----------      -----------
Balance as of June 30, 2005                                   --           506,643     $(8,144,314)     $28,057,292
                                                     ===========       ===========     ===========      ===========

The accompanying notes are an integral part of the financial statements.


Espey Mfg. & Electronics Corp.
Statements of Cash Flows
Years Ended June 30, 2005, 2004 and 2003
------------------------------------------------------------------------------------------------
                                                           2005          2004            2003
                                                       -----------    -----------    -----------
Cash Flows From Operating Activities:
     Net income ....................................   $   978,920    $   960,826    $   964,700

     Adjustments to reconcile net income to net cash provided by operating activities:

     Tax effect of dividends on
       unallocated ESOP shares .....................            --         12,607          2,941

     Tax effect on stock options exercised .........        12,618          5,759             --

     Depreciation ..................................       541,041        557,943        495,670

     Loss on disposal of plant and equipment .......            --         22,121             --

     Loss on sale of investment securities .........            --             --         15,817

     Deferred income tax (benefit) .................       (85,380)       133,849         57,359

     Changes in assets and liabilities:

          (Increase) decrease in trade receivables .      (852,843)     1,330,498     (1,061,189)

          (Increase) decrease in other receivables .        (1,364)         9,829          1,775

          (Increase) decrease in inventories, net ..      (282,255)     1,750,970        904,528

          Decrease (increase) in prepaid
             expenses and other current assets .....        23,398       (234,885)        73,553

          Increase (decrease) in accounts payable ..       128,096       (396,922)       150,143

          Increase (decrease) in accrued
             salaries, wages and commissions .......        17,759        (43,768)         1,406

          (Decrease) increase in accrued
             employee insurance costs ..............        (7,487)           449            150

          Increase (decrease) in vacation accrual ..        46,499        (14,299)        66,916

          Increase in other accrued expenses .......         3,413          8,009            951

          Increase (decrease) in payroll and
             other taxes withheld and accrued ......         9,977        (12,425)           482

          Increase (decrease) in income
             taxes payable .........................       177,657       (215,761)       261,266
                                                       -----------    -----------    -----------
                      Net cash provided by
                         operating activities ......   $   710,049    $ 3,874,800    $ 1,936,468
                                                       -----------    -----------    -----------

The accompanying notes are an integral part of the financial statements.

                                                                                     (Continued)


Cash Flows From Investing Activities:

     Proceeds from maturity of investment
       securities ...................................            --             --        403,188

     Additions to property, plant and equipment .....      (425,362)      (413,517)      (438,481)

     Purchase of short term investments .............    (2,688,000)    (1,056,000)            --

     Proceeds from maturity of short term investments       672,000             --             --

     Reduction of common stock subscribed ...........            --        558,662        558,663
                                                        -----------    -----------    -----------
                      Net cash (used) provided by
                         investing activities .......    (2,441,362)      (910,855)       523,370
                                                        -----------    -----------    -----------
Cash Flows From Financing Activities:

     Dividends on common stock ......................      (606,286)    (1,519,913)      (358,099)

     Purchase of treasury stock .....................      (215,366)      (272,329)      (311,468)

     Proceeds from exercise of stock options ........        45,500        142,786         13,250
                                                        -----------    -----------    -----------
                      Net cash used in
                         financing activities .......      (776,152)    (1,649,456)      (656,317)
                                                        -----------    -----------    -----------

(Decrease) increase in cash and cash equivalents ....    (2,507,465)     1,314,489      1,803,521

Cash and cash equivalents, beginning of the year ....    12,310,972     10,996,483      9,192,962
                                                        -----------    -----------    -----------
Cash and cash equivalents, end of the year ..........   $ 9,803,507    $12,310,972    $10,996,483
                                                        ===========    ===========    ===========

Income Taxes Paid ...................................   $   268,040    $   403,337    $        --
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

Inventoried work relating to contracts in process and work in process is valued at actual production cost, including factory overhead incurred to date. Work in process represents spare units, parts and other inventory items acquired or produced to service units previously sold or to meet anticipated future orders. The cost elements of contracts in process and work in process consist of production costs of goods and services currently in process and overhead. Provision for losses on contracts is made when the existence of such losses becomes probable and estimable. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months.

Revenue is recognized on contracts in the period in which the units are delivered and billed (units-of-delivery method). A significant portion of our business is comprised of development and production contracts. Generally, revenues on long-term fixed-price contracts are recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion.

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

Estimated useful lives of depreciable assets are as follows:

          Buildings and improvements                               10 - 20 years
          Machinery and equipment                                   3 - 10 years
          Furniture, fixtures and office equipment                      10 years

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

The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting as permitted by SFAS No. 123 and as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25", in accounting for its fixed stock option plans. Under this method, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation", to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, as required.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS no. 123, to stock-based employee compensation.

                                                    Year Ended June 30,
                                               2005        2004         2003
                                           -------------------------------------
Net income
as reported                                $  978,920   $  960,826   $  964,700

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related  tax effects                          (31,518)     (31,460)     (36,912)
                                           ----------   ----------   ----------
Pro forma net income                       $  947,402   $  929,366   $  927,788
                                           ==========   ==========   ==========
Net income per share:

   Basic-as reported                       $      .97   $      .95   $      .94
                                           ==========   ==========   ==========
   Basic-pro forma                         $      .94   $      .92   $      .91
                                           ==========   ==========   ==========


   Diluted-as reported                     $      .96   $      .94   $      .94
                                           ==========   ==========   ==========
   Diluted-pro forma                       $      .93   $      .91   $      .91
                                           ==========   ==========   ==========

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

Comprehensive Income
Comprehensive Income for the years ended June 30, 2005 and 2004 is equal to net income. For the year ended June 30, 2003, comprehensive income consists of net income and unrealized gains (losses) on securities available-for-sale and is presented in the Statement of Changes in Stockholders' Equity.

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

Recently Issued Accounting Standards
In November 2004, the FASB issued SFAS No. 151, "Accounting for Unexpected Production Defects and Waste." SFAS No. 151 requires that "abnormal freight, handling costs, and amounts of wasted materials (spoilage)" should be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference should be charged to current-period expense. SFAS No. 151 is effective for annual periods beginning after June 15, 2005. In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R will be effective for the Company at the beginning of fiscal 2007. The adoption of SFAS No. 151 and SFAS No. 123R are not expected to have a material impact on the Company's results of operations and financial condition. In March 2005, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 requires that exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's results of operations or financial position.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2. Summary of Significant Accounting Policies, Continued

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle and is effective in the first quarter of 2006. The company does not expect the adoption of SFAS 154 to have a material effect on its results of operations, financial condition or cash flows.

Impairment of Long-Lived Assets
Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Concentrations of Risk
The market for our defense electronics products is largely dependent on the availability of new contracts from the United States and foreign governments to prime contractors to which we provide components. Any decline in expenditures by the United States or foreign governments may have an adverse effect on our financial performance.

Generally, U.S. government contracts are subject to procurement laws and regulations. Some of the Company's contracts are governed by the Federal Acquisition Regulation (FAR), which lays out uniform policies and procedures for acquiring goods and services by the U.S. government, and agency-specific acquisition regulations that implement or supplement the FAR. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation (DFAR).

The FAR also contains guidelines and regulations for managing a contract after award, including conditions under which contracts may be terminated, in whole or in part, at the government's convenience or for default. If a contract is terminated for the convenience of the government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. If a contract is terminated for default, the government generally pays for only the work it has accepted. These regulations also subject the company to financial audits and other reviews by the government of its costs, performance, accounting and general business practices relating to its contracts, which may result in adjustment of the company's contract-related costs and fees.

Note 3. Contracts in Process

Contracts in process at June 30, 2005 and 2004 are as follows:

                                                     2005          2004
                                                 -----------   -----------

      Gross contract value                       $31,757,086   $15,425,540

      Costs related to contracts in process,
      net of progress payments of $97,758
      in 2005 and $905,646 in 2004               $ 6,056,290   $ 5,151,234

Included in costs relating to contracts in process at June 30, 2005 and 2004 are costs of $1,814,905 and $1,237,135, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statement of income until the units under contract are shipped.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 4. Property, Plant and Equipment

A summary of the original cost of property, plant and equipment at June 30, 2005 and 2004 is as follows:

                                                     2005            2004
                                                 ------------    ------------
      Land                                       $     45,000    $     45,000
      Building and improvements                     4,065,040       4,040,155
      Machinery and equipment                       7,831,278       7,506,843
      Furniture, fixtures and office equipment        321,732         309,407
                                                 ------------    ------------
                                                   12,263,050      11,901,405
      Accumulated depreciation                     (9,278,213)     (8,800,880)
                                                 ------------    ------------
                                                 $  2,984,837    $  3,100,516
                                                 ============    ============

Depreciation expense was $541,041, $557,943, and $495,670, during the years ended June 30, 2005, 2004, and 2003, respectively.

Note 5. Line of credit

At June 30, 2005, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest at the borrower's choice of (I) prime minus .75% or (II) LIBOR plus 1.80% for periods of 1, 2, or 3 months. Any borrowing under the line of credit will be collateralized by accounts receivable.

Note 6. Research and Development Costs

Research and development costs charged to cost of sales during the years ended June 30, 2005, 2004 and 2003 were approximately $187,000, $150,000, and
$100,000, respectively.

Note 7. Pension Expense

Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $86,876 in 2005, $91,265 in 2004, and $93,066 in 2003.

The Company sponsors a 401(k) plan with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $28,855, $31,721, and $29,030, for fiscal years 2005, 2004 and 2003 respectively.

Note 8. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2005, 2004 and 2003 is as follows:

                                              2005          2004         2003
                                        ----------    ----------   ----------
      Current tax expense - federal     $  419,649    $  190,387   $  252,961
      Current tax expense - state           38,666        15,555       11,246
      Deferred tax expense                 (85,380)      133,849       57,359
                                        ----------    ----------   ----------
                                        $  372,935    $  339,791   $  321,566
                                        ==========    ==========   ==========

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with SFAS No. 109.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 8. Provision for Income Taxes, Continued

The combined U.S. federal and state effective income tax rates of 27.6%, 26.1%, and 25.0%, for 2005, 2004 and 2003 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

                                                    2005       2004       2003
                                                   ------     ------     ------
    U.S. federal statutory income tax rate           34.0%      34.0%      34.0%
    Increase (reduction) in rate resulting from:
             Dividends received deduction              --         --       (1.0)
             State franchise tax, net of federal
                 income tax benefit                   1.9        1.0        1.0
             Foreign exportation benefit             (2.7)      (7.7)      (5.0)
             Adjustment of deferred tax accounts     (5.2)        --         --
             Other                                   (0.4)      (1.2)      (4.0)
                                                   ------     ------     ------
    Effective tax rate                               27.6%      26.1%      25.0%
                                                   ======     ======     ======

For the years ended June 30, 2005 and 2004 deferred income tax (benefit)/expense of $(85,380) and $133,849, respectively, result from the changes in temporary differences for each year. Adjustments were made to the Company's deferred tax assets and liabilities in fiscal 2005 based on an analysis completed in 2005. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2005 and 2004 are presented as follows:

                                                              2005       2004
                                                            --------   --------
      Deferred tax assets:
          Accrued expenses ..............................   $125,215   $108,485
          Other .........................................     13,964     15,428
                                                            --------   --------
                        Total deferred tax assets .......    139,179    123,913
                                                            --------   --------
      Deferred tax liabilities:
          Property, plant and equipment - principally due
               to differences in depreciation methods ...    298,057    324,316
          Inventory - effect on uniform capitalization ..      3,182     47,037
                                                            --------   --------
                        Total deferred tax liabilities ..    301,239    371,353
                                                            --------   --------
      Net deferred tax liability ........................   $162,060   $247,440
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

Note 9. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customers accounted for 32% and 14% of total sales in 2005, respectively. Sales to two domestic customers and one foreign customer accounted for 22%, 16% and 18% and 25%, 19% and 12% of total sales in 2004 and 2003, respectively.

Export sales in 2005, 2004 and 2003 were  approximately  $4,946,000,  $9,800,000 and $7,100,000, respectively.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 10. Stock Rights Plan

The Company has a Shareholder Rights Plan that expires on December 31, 2009. Under this plan, common stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock outstanding as of or issued subsequent to April 14, 1989. Each right entitles the holder thereof to buy one-half share of common stock of the Company at an exercise price of $50 per share subject to adjustment. The rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in the offeror individually or, together with all affiliates and associates thereof, being the beneficial owner of 15% or more of the Company's common stock.

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

Note 11. Employee Stock Ownership Plan

In 1989, the Company established an Employee Stock Ownership Plan (ESOP) with an effective date of July 1, 1988, for eligible non-union employees. The ESOP used the proceeds of a loan from the Company made in June 1989 to purchase 316,224 shares of the Company's common stock for approximately $8.4 million and the Company contributed approximately $400,000 in 1989 to the ESOP, which was used by the ESOP to purchase an additional 15,000 shares of the Company's common stock. Since inception of the Plan, the ESOP has sold or distributed 145,402 shares of the Company's common stock to pay benefits to participants. At June 30, 2005 and 2004, the ESOP held a total of 230,120 and 240,749 shares, respectively, of the Company's common stock, of which 230,120 and 240,749 shares, respectively, were allocated to participants in the Plan.

The loan from the Company to the ESOP was repayable in annual installments of $1,039,605 including interest, through June 30, 2004. Interest was payable at a rate of 9% per annum. The Company recognizes the principal payments of the ESOP debt, on a straight-line basis over the term of the note, as compensation expense.

Each year, the Company makes contributions to the ESOP, which are used to make loan payments. With each loan payment, a portion of the common stock is allocated to participating employees. For the period ended June 30, 2004, 21,012 shares were allocated to participants. In 2004, the Company's required contribution of $1,039,605 was reduced by $31,518, which represents the dividends paid on unallocated ESOP shares. The resulting payment of $1,008,087 includes $527,144 classified as compensation expense. In 2003, the Company's required contribution of $1,039,605 was reduced by $14,708, which represents the dividends paid on unallocated ESOP shares. The resulting payment of $1,024,897 includes $543,954 classified as compensation expense. All shares purchased by the ESOP are considered to be outstanding for the net income per share computations.

Effective June 30, 2004 the loan from the Company to the ESOP was paid in full and all shares have been allocated to participants' accounts. See Note 17 for further information on the ESOP.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 12. Stock Based Compensation

During fiscal 2000, the Board of Directors and shareholders approved the 2000 Stock Option Plan (the Plan). Under the Plan, incentive and non-qualified stock options may be granted to purchase shares of common stock of the Company. Options authorized for issuance under the Plan totaled 150,000. As of June 30, 2005, the Plan was authorized to grant options to purchase 84,400 shares of the Company's common stock.

Options under the Plan have been granted with exercise prices at fair market value at the grant date and vest over a period of two years. All options must be exercised within 10 years from the date of grant and are exercisable anytime after the two year vesting period.

Information concerning the plans incentive and non-qualified stock options is as follows:

                                          Option                 Option Price
                                          Shares                   Per Share
      ------------------------------------------------------------------------
      June 30, 2002                       31,400                $13.25 - 19.85
      ------------------------------------------------------------------------
      Options granted                     15,100                      18.50
      Options canceled                        --                       --
      Options exercised                   (1,000)                     13.25
      ------------------------------------------------------------------------
      June 30, 2003                       45,500                 $13.25 - 19.85
      ------------------------------------------------------------------------
      Options granted                         --                       --
      Options canceled                        --                       --
      Options exercised                   (8,500)                $13.25 - 19.85
      ------------------------------------------------------------------------
      June 30, 2004                       37,000                 $13.25 - 19.85
      ------------------------------------------------------------------------
      Options granted                     15,500                     22.50
      Options canceled                    (1,500)                17.95 - 22.50
      Options exercised                   (2,400)                17.95 - 19.85
      ------------------------------------------------------------------------
      June 30, 2005                       48,600                 13.25 - 22.50
      ========================================================================

The table below summarizes information with respect to stock options outstanding as of June 30, 2005:

                                    Remaining                  Exercise Price of
          Exercise     Options     Contractual     Options        Exercisable
           Prices    Outstanding      Life       Exercisable        Options
      --------------------------------------------------------
          $ 13.25        1,600         5            1,600           $ 13.25
          $ 17.95        7,500         6            7,500           $ 17.95
          $ 19.85       10,400         7           10,400           $ 19.85
          $ 18.50       14,000         8           14,000           $ 18.50
          $ 22.50       15,100         9               --                --
      --------------------------------------------------------
      Total             48,600                     33,500
      ========================================================

The weighted average fair value of options granted under the plans during fiscal years 2005 and 2003 was $3.89, and $4.31, respectively. During fiscal 2004, no stock options were granted under the plan. The assumptions used for the Black-Scholes model are as follows:

                                                 2005      2004     2003
                                                ------    ------   ------
      Risk-free interest rate ...............      4.0%       --      3.5%
      Expected term .........................   5 years       --   5 years
      Company's expected volatility .........     20.0%       --     20.0%
      Dividend yield ........................      3.0%       --      2.5%

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 13. Financial Instruments/Concentration of Credit Risk

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2005 and 2004 because of the relatively short maturities of these instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 9, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance of the Company's total trade accounts receivable balance represented at June 30, 2005 by two customers was 57% and by three customers at June 30, 2004 was 29%.

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

Note 14. Related Parties

The Company paid a law firm in which a director of the Company is a partner, a total of $72,979, $11,524, and $22,000, for legal services during fiscal years ended June 30, 2005, 2004, and 2003, respectively. Included in the payment of $72,979 for fiscal year ended June 30, 2005, was $23,750 held in trust and paid to other service providers relating to the ESOP transaction described in Note 17.

Note 15. Commitments and Contingencies

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $39,300 at June 30, 2005. The Company does not expect to fund any of the amounts under the standby letters of credit.

Note 16. Quarterly Financial Information (Unaudited)

                                     First      Second      Third       Fourth
                                    Quarter     Quarter     Quarter     Quarter
      2005                          -------     -------     -------     -------
       Net Sales................  $4,730,327  $4,896,741  $4,219,861  $4,981,771
          Gross profit .........     649,142     772,387     650,890   1,308,938
          Net income............      60,585     167,032     111,987     639,316

      Net income per share -
       Basic....................        0.06        0.17        0.11        0.63
       Diluted..................        0.06        0.16        0.11        0.63

      2004
      Net Sales ................  $5,095,317  $5,871,675  $6,116,221  $5,423,986
          Gross profit .........     900,172     727,876     717,562   1,369,255
          Net income............     280,965      61,430      54,008     564,423

      Net income per share -
       Basic....................        0.28        0.06        0.05        0.56
       Diluted..................        0.28        0.06        0.05        0.55

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 17. ESOP Stock Purchase

On July 15, 2005 pursuant to a Stock Purchase Agreement dated as of such date, the Company sold 150,000 shares of its common stock, par value $0.33 1/3 per share, to the the Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust (the "ESOP"). The ESOP paid $28.90 per share, for an aggregate purchase price of $4,335,000. The determination of the purchase price was based on a fairness opinion obtained by an independent valuation firm. The ESOP borrowed from the Corporation an amount equal to the purchase price. The loan will be repaid in fifteen (15) equal annual installments of principal and the unpaid balance will bear interest at a fixed rate of 6.25% per annum, the "prime rate" as quoted in The Wall Street Journal on the date of closing.

The Board of Directors of the Company approved a purchase price per share equal to a 5% discount on the average trading price of the Company's common stock on the American Stock Exchange on the date before closing, but in no event greater than the fair market value as determined by an independent valuation firm retained by the ESOP. The average trading price of the Company's common stock on the American Stock Exchange on July 14, 2005 was $30.72.

In making the sale, the Company relied on the exemption from registration  under
Section 4(2) of the Securities Act of 1933, as amended, because the shares sold were offered only to the ESOP.

After giving effect to the transaction the ESOP owned 380,120 shares of the Company's 1,158,294 outstanding shares of common stock as of July 15, 2005.

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

Item 9B.    Other information

            None.

                                    PART III

The information called for by "Item 10. Directors and Executive Officers of the Registrant", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item
13. Certain Relationships and Related Transactions" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on November 18, 2005) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

            (a) 1. Financial Statements

                   Included in Part II, Item 8, of this report:

                        Report of Independent Registered Public Accounting Firm Auditors 2005 and 2004

                        Report of Independent Registered Public Accounting Firm Auditors 2003

                        Balance Sheets at June 30, 2005 and 2004

                        Statements of Income for the years ended June 30, 2005, 2004 and 2003

                        Statements of Changes in Stockholders' Equity for the years ended June 30, 2005, 2004 and 2003

                        Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003

                        Notes to Financial Statements

                2. Financial Statement Schedules

                   Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                3. Exhibits

                   3.1 Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey's Report on Form 10-K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)

                   3.2 By-laws (incorporated by reference to Exhibit 3.2 to Espey's Report on Form 10-Q for the quarter ended March 31, 2004)

                   4.1 Amended and Restated Rights Agreement, dated March 31, 1989, as amended February 12, 1999 and December 31,
                         1999, between Espey Mfg. & Electronics Corp. and Registrar and Transfer Company (incorporated by reference to Espey's Form 8-K dated December 20, 1999)

                   10.1 2000 Stock Option Plan (incorporated by reference to Espey's Definitive Proxy Statement dated December 6, 1999 for the January 4, 2000 annual meeting)

                   11.1 Statement re: Computation of Per Share Net income (filed herewith)

                   14.1 Code of ethics (incorporated by reference to Espey's website www.espey.com)
                                 -------------

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


                                                 ESPEY MFG. & ELECTRONICS CORP.



                                                 /s/Howard Pinsley
                                                 -------------------------------
                                                 Howard Pinsley
                                                 President and
                                                 Chief Executive Officer



/s/Howard Pinsley                                President
-------------------------                        (Chief Executive Officer)
Howard Pinsley                                   September 27, 2005

/s/David A. O'Neil                               Treasurer
-------------------------                        (Principal Financial Officer)
David A. O'Neil                                  September 27, 2005

/s/Katrina Sparano                               Assistant Treasurer
-------------------------                        (Principal Accounting Officer)
Katrina Sparano                                  September 27, 2005

/s/Barry Pinsley                                 Director
-------------------------                        September 27, 2005
Barry Pinsley

/s/Seymour Saslow                                Director
-------------------------                        September 27, 2005
Seymour Saslow

/s/Michael W. Wool                               Director
-------------------------                        September 27, 2005
Michael W. Wool

/s/Paul J. Corr                                  Director
-------------------------                        September 27, 2005
Paul J. Corr

/s/Alvin O. Sabo                                 Director
-------------------------                        September 27, 2005
Alvin O. Sabo

/s/Carl Helmetag                                 Director
-------------------------                        September 27, 2005
Carl Helmetag


28