Form 10QSB
period 2005-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2005-11-10
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

      [ ] TRANSISTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

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

              233 Ballston Avenue, Saratoga Springs, New York 12866
              -----------------------------------------------------
                    (Address of principal executive offices)

           Issuer's telephone number, including area code 518-584-4100
                           ---------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                            Outstanding at November 10, 2005
              -------                           --------------------------------
 Common stock, $.33-1/3 par value                        1,151,212 shares


Transitional Small Business Disclosure Format YES [X] NO [ ]


                               ESPEY MFG. & ELECTRONICS CORP.
                               Quarterly Report on Form 10-QSB
                                          I N D E X

PART I    FINANCIAL INFORMATION                                                        PAGE

          Item 1      Financial Statements:

                          Balance Sheet (Unaudited)  - September 30, 2005               1

                          Statements of Income (Unaudited) -
                          Three Months Ended September 30, 2005 and 2004                3

                          Statements of Cash Flows (Unaudited)-
                          Three Months Ended September 30, 2005 and 2004                4

                          Notes to Financial Statements (Unaudited)                     5

          Item 2      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.                    8

          Item 3      Controls and Procedures                                          11


PART II   OTHER INFORMATION AND SIGNATURES

          Item 1      Legal Proceedings                                                12

          Item 2      Unregistered Sales of Equity Securities and Use of Proceeds      12

          Item 3      Defaults on Senior Securities                                    12

          Item 4      Submission of Matters to a Vote of Security Holders              12

          Item 5      Other Information                                                12

          Item 6      Exhibits and Reports on Form 8-K                                 13

          SIGNATURES                                                                   14


                          PART I: Financial Information

                         ESPEY MFG. & ELECTRONICS CORP.

                            Balance Sheet (Unaudited)

                               September 30, 2005
                            -------------------------
                                   A S S E T S


                                                                       2005
                                                                   September 30,
                                                                   -------------
ASSETS:

          Cash and cash equivalents                                $   9,014,126
          Short term investments                                       3,360,000
          Trade accounts receivable, net                               2,919,461
          Other receivables                                                9,455


          Inventories:
                  Raw materials and supplies                           1,754,412
                  Work-in-process                                      2,723,012
                  Costs relating to contracts in
                        process, net of advance payments of
                        $97,758 at September 30, 2005                  6,389,404
                                                                   -------------

                                    Total inventories                 10,866,828
                                                                   -------------

          Deferred income taxes                                          135,997
          Prepaid expenses and other current assets                      636,946
                                                                   -------------

                                    Total current assets              26,942,813
                                                                   -------------

          Property, plant and equipment, net                           2,898,312
                                                                   -------------

                                    Total assets                   $  29,841,125
                                                                   =============


See accompanying notes to the financial statements.                (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.

                               September 30, 2005

                      ------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             2005
                                                                         September 30,
                                                                         -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

      Accounts payable                                                   $     841,463
      Accrued expenses:
          Salaries, wages and commissions                                       92,083
          Employees' insurance costs                                                --
          Vacation                                                             442,488
          ESOP payable                                                          83,901
          Other                                                                 48,103
      Payroll and other taxes withheld and accrued                              44,266
      Income taxes payable                                                     178,221
                                                                         -------------
                           Total current liabilities                         1,730,525
                                                                         -------------
      Deferred income taxes                                                    280,557
                                                                         -------------
                           Total liabilities                                 2,011,082
                                                                         -------------

      Common stock, par value .33-1/3 per share. Authorized 10,000,000 shares; issued 1,514,937 shares on September 30, 2005
          Outstanding  1,001,212 on September 30, 2005                         504,979

      Capital in excess of par value                                        12,405,915

      Retained earnings                                                     25,352,395
                                                                         -------------


      Less:   Cost of 150,000 Unearned ESOP Shares
              on September 30, 2005                                         (4,335,000)
              Cost of 363,725 Treasury shares on September 30, 2005         (6,098,246)
                                                                         -------------
                           Total stockholders' equity                       27,830,043
                                                                         -------------
                                    Total liabilities and
                                    stockholders' equity                 $  29,841,125
                                                                         =============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                        Statements of Income (Unaudited)

                 Three Months Ended September 30, 2005 and 2004
                    ----------------------------------------


                                                             Three Months
                                                          2005           2004
                                                      --------------------------

Net sales                                             $ 4,560,574    $ 4,730,327
Cost of sales                                           3,680,284      4,081,185
                                                      -----------    -----------
         Gross profit                                     880,290        649,142

Selling, general and
   administrative expenses                                669,719        600,679
                                                      -----------    -----------
         Operating income                                 210,571         48,463
                                                      -----------    -----------

Other income (expense)

         Interest and
           dividend income                                 98,934         34,870
         Other                                             (2,823)         3,217
                                                      -----------    -----------
                                                           96,111         38,087
                                                      -----------    -----------

Income before income taxes                                306,682         86,550

Provision for income taxes                                 88,938         25,965
                                                      -----------    -----------


                  Net income                          $   217,744    $    60,585
                                                      ===========    ===========

Net income per share:

         Basic                                        $       .22    $       .06
         Diluted                                      $       .21    $       .06
                                                      -----------    -----------

Weighted average number of shares outstanding:
         Basic                                          1,008,582      1,013,160
         Diluted                                        1,027,471      1,020,880
                                                      ===========    ===========

See accompanying notes to the financial statements.


                                    ESPEY MFG. & ELECTRONICS CORP.
                                 Statements of Cash Flows (Unaudited)
                            Three Months Ended September 30, 2005 and 2004

                                                                                   September 30,
                                                                                2005            2004
                                                                            ------------    ------------
Cash Flows From Operating Activities:

       Net income                                                           $    217,744    $     60,585

       Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                              128,874         127,722
       ESOP compensation expense                                                 106,401              --
       Loss on disposal of assets                                                  8,077
       Deferred income tax                                                       (17,500)         10,731
       Changes in assets and liabilities:
              Decrease (increase) in trade receivables, net                       73,779        (729,310)
              Increase in other receivables                                       (6,282)         (5,390)
              (Increase) decrease in inventories                                (499,276)        333,673
              (Increase) decrease in prepaid expenses and
                other current assets                                            (300,951)         87,581
              Increase in accounts payable                                       462,692         496,057
              Increase in accrued salaries, wages and commissions                 29,805          17,133
              Increase in accrued employees' insurance costs                          --           1,304
              (Decrease) increase in other accrued expenses                       (5,680)          3,941
              Decrease in vacation accrual                                       (55,527)        (64,519)
              Increase in payroll and other taxes withheld and accrued             8,289           8,529
              Decrease in income taxes payable                                  (133,907)        (49,669)
              Decrease in ESOP payable                                           (22,500)             --
                                                                            ------------    ------------
                      Net cash (used in) provided by operating activities         (5,962)        298,368
                                                                            ------------    ------------
Cash Flows From Investing Activities:

       Unearned ESOP Shares                                                   (4,335,000)             --
       Additions to property, plant & equipment                                  (50,426)       (113,761)
       Purchase of short-term investments                                     (1,920,000)       (384,000)
       Maturity of short-term investments                                      1,632,000              --
                                                                            ------------    ------------
                      Net cash used in investing activities                   (4,673,426)       (497,761)
                                                                            ------------    ------------
Cash Flows From Financing Activities:

       Sale of treasury stock                                                  4,396,424              --
       Dividends on common stock                                                (149,903)       (151,621)
       Purchase of treasury stock                                               (417,684)        (90,315)
       Proceeds from exercise of stock options                                    61,170           3,590
                                                                            ------------    ------------
                      Net cash provided by (used in) financing activities      3,890,007        (238,346)
                                                                            ------------    ------------
Decrease in cash and cash equivalents                                           (789,381)       (437,739)
Cash and cash equivalents, beginning of period                                 9,803,507      12,310,972
                                                                            ------------    ------------
Cash and cash equivalents, end of period                                       9,014,126      11,873,233
                                                                            ============    ============
Income Taxes Paid                                                           $    240,345    $     64,903
                                                                            ============    ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.

                    Notes to Financial Statements (Unaudited)

                               -------------------

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 2005 Form 10-K.

Note 2. Net income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. As Unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

Note 3. Stock Based Compensation

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

                                               Three Months
                                            Ended September 30,
                                             2005         2004
                                          -----------------------
              Net income as reported      $  217,744   $   60,585

              Deduct: Total stock-based
              employee compensation
              expense determined under
              fair value based method
              for all awards, net of
              related  tax effects            (4,858)      (8,377)
                                          ----------   ----------
              Pro forma net income        $  212,886   $   52,208
                                          ==========   ==========
              Net income per share:

                 Basic-as reported        $      .22   $      .06
                                          ==========   ==========
                 Basic-pro forma          $      .21   $      .05
                                          ==========   ==========


                 Diluted-as reported      $      .21   $      .06
                                          ==========   ==========
                 Diluted-pro forma        $      .21   $      .05
                                          ==========   ==========

Note 4. Commitments and Contingencies

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $39,300 at September 30, 2005. The Company does not expect to fund any of the amounts under the standby letters of credit. As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges are asserted against the Company. It is not possible at this time to predict the outcome of all such actions. However, management is of the opinion that it has good defenses against such actions and believes that none of these matters will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 5. Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R was originally effective for interim and annual periods beginning after December 15, 2005. The effective date has been delayed by the SEC until annual periods beginning after December 15, 2005. The SFAS No. 123R is not expected to have a material impact on the Company's results of operations and financial condition.

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements of the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any of the existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. Prior to July 15, 2005, the ESOP owned 230,120 shares, all of which were allocated to employees. On July 15, 2005, pursuant to a Stock Purchase Agreement dated as of such date, the Company, by selling 150,000 shares of its common stock, par value $0.33 1/3 per share, to the Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust, provided more shares to be allocated to employees for services rendered over the next 15 years. The ESOP paid $28.90 per share, for an aggregate purchase price of $4,335,000. The determination of the purchase price was based on a fairness opinion obtained by an independent valuation firm. The ESOP borrowed from the Corporation an amount equal to the purchase price. The loan will be repaid in fifteen (15) equal annual installments of principal and the unpaid balance will bear interest at a fixed rate of 6.25% per annum, the "prime rate" as quoted in The Wall Street Journal on the date of closing.

The Board of Directors of the Company had approved a purchase price per share equal to a 5% discount on the average trading price of the Company's common stock on the American Stock Exchange on the date before closing, but in no event greater than the fair market value as determined by an independent valuation firm retained by the ESOP. The average trading price of the Company's common stock on the American Stock Exchange on July 14, 2005 was $30.72.

In making the sale, the Company relied on the exemption from registration  under
Section 4(2) of the Securities Act of 1933, as amended, because the shares sold were offered only to the ESOP.

After giving effect to the transaction the ESOP owned 380,120 shares of the Company's 1,158,294 outstanding shares of common stock as of July 15, 2005.

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS)
computations. ESOP compensation expense was $106,401 for the quarter ended September 30, 2005. The ESOP shares as of September 30 were as follows:

          Allocated Shares                                     219,738
          Committed-to-be-released shares                        3,229
          Unreleased shares                                    146,771
                                                            ----------
          Total shares held by the ESOP                        369,738
                                                            ==========
          Fair value of unreleased shares at September 30   $5,144,324
                                                            ==========

Item 2. Management's Discussion and Analysis

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

Management is optimistic about the future of the Company. In the first three months of fiscal 2006, the Company received approximately $18.1 million in new orders. These orders include both follow-on production quantities for mature products, and engineering development orders which will enable the Company to utilize its engineering expertise in developing new customer specific products. Some of these products, once developed, will be produced in the Company's manufacturing facility and are expected to provide large production order quantities over several years. These orders are in line with the Company's strategy of getting involved in long-term high quantity military and industrial products.

The sales backlog of approximately $45.3 million at September 30, 2005 gives the Company a solid base of future sales and, therefore, management expects a significant increase in sales during fiscal 2006 as compared to fiscal 2005. In addition to the backlog, the Company currently has outstanding quotations representing in excess of $27 million in the aggregate for both repeat and new programs. Many potential orders are currently being discussed and negotiated with our customers.

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

The total backlog for the Company of $45.3 million at September 30, 2005, up $29.7 million over September 30, 2004, represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at September 30, 2005 is approximately $36.6 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $8.7 million and represents firm multi-year orders for which funding has not yet been appropriated by Congress. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding. The unfunded backlog at September 30, 2004 was zero. The backlog at September 30, 2005, as discussed above, includes significant orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements.

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

Results of Operations

Net Sales for the three months ended September 30, 2005 and 2004, were $4,560,574 and $4,730,327, respectively. The 3.6% decrease in net sales for the three months ended September 30, 2005 as compared to 2004, was a result of shipments being delayed due to customer sourcing requirements and quality control inspections that could not be performed by the Company's customers until after the quarter ended. New orders received in first quarter of fiscal 2006 were approximately $18.1 million compared to approximately $4.8 in the first quarter of fiscal 2005.

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

For the three months ended September 30, 2005 and 2004 gross profits were $880,290, and $649,142, respectively. Gross profit as a percentage of sales was 19.3% and 13.7%, for the three months ended September 30, 2005 and 2004, respectively. The improved gross profit percentage in the three months ended September 30, 2005, relates to favorable product mix, offset partially by decreased sales and higher ESOP contribution expense. ESOP contribution expense included in cost of sales was $85,120 for the three months ended September 30, 2005, and zero for the three months ended September 30, 2004, (see note 6 to the financial statements). Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at September 30, 2005 was 173 people compared to 178 people at September 30, 2004.

Selling, general and administrative expenses were $669,719, for the three months ended September 30, 2005, an increase of $69,040, or 11.5% as compared to the same period in the prior year. This increase is primarily due to increased selling salaries and ESOP contribution expense, offset partially by a decrease in professional fees.

Other income for three months ended September 30, 2005 increased as compared to the three months ended September 30, 2004 due to increased interest income on the Company's cash equivalents and short-term investments due to higher interest rates. The Company does not believe that there is significant risk associated with its investment policy, since at September 30, 2005 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market accounts.

The effective income tax rate at September 30, 2005 and 2004 was 29.0% and 30.0%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the foreign exportation benefit the Company receives on its international sales, the Qualified Production Activities benefit, and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2005, was $217,744 or $.22 and $.21 per share, basic and diluted, respectively, compared to $60,585 or $.06 per share, both basic and diluted, for the three months ended September 30, 2004. The increase in net income per share was due to improved gross profit as a percentage of sales, offset partially by the decrease in sales and increase in selling, general and administrative expenses.

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

The Company's working capital as of September 30, 2005 was $25.2 million. During the three months ended September 30, 2005 and 2004 the Company repurchased 12,142, and 4,014 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP"), for a total purchase price of $417,685 and $90,315, respectively. Under existing authorizations from the Company's Board of Directors, as of September 30, 2005, management is authorized to purchase an additional $582,315 million of Company stock.

                                                    Three Months Ended September 30,
                                                    --------------------------------
                                                           2005            2004
                                                      --------------  --------------

Net cash (used in) provided by operating activities   $       (5,962) $      298,368
Net cash used in investing activities                      4,673,426         497,761
Net cash provided by (used in) financing activities        3,890,007        (238,346)


Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchases of inventory, receipt of progress payments, level of sales and payments of accounts payable. Net cash used in investing activities increased in the first quarter of fiscal 2006 due to the purchase of short-term investments and the ESOP transaction described in note 6. The increase in cash provided by financing activities is due primarily to the sale of treasury shares to the ESOP in the first quarter of fiscal 2006.

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

During the three months ended September 30, 2005 and 2004, the Company expended $50,426 and $113,761, respectively, for plant improvements and new equipment. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal 2006. Management presently anticipates that the funds required will be available from current operations.

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $39,300 at September 30, 2005. The Company does not expect to fund any of the amounts under the standby letters of credit.

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

Each year the Company made contributions to the ESOP, which were used to make loan interest and principal payments. With each loan and interest payment, a portion of the common stock is allocated to participating employees. As of September 30, 2005, there were 219,738 shares allocated to participants.
Dividends attributable to allocated shares were likewise allocated to the participants' accounts, whereas the dividends on unallocated shares were used toward the loan repayment, thus reducing the Company's required contribution.

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


Item 3. Controls and Procedures

(a) The Company's management, with the participation of the Company's chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

                    PART II: Other Information and Signatures

Item 1.       Legal Proceedings

              None

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

             (a) Securities Sold -  For the  three-month  period ended September
                                    30, 2005, 3,300 stock options were exercised
                                    under the  Company's  existing  stock option
                                    plan.   In  addition  to  the  stock  option
                                    shares, the Company sold 1,760 shares to the ESOP. The securities were sold for cash and the sales were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933. Proceeds were used for general working capital purposes.

              (c) Securities Repurchased

                                                 Purchases of Equity Securities

                                                                     Total Number        Maximum Number
                                                                       of Shares         (or Approximate
                                                                       Purchased         Dollar Value)
                                                                      as Part of           of Shares
                                         Total          Average        Publicly           that May Yet
                                        Number           Price         Announced          Be Purchased
                                       of Shares         Paid           Plan or          Under the Plan
              Period                   Purchased       per Share        Program          or Program (1)
              -----------------------------------------------------------------------------------------
              August 1 to
              August 31, 2005           12,142          $34.40          12,142              $582,315
              -----------------------------------------------------------------------------------------
              Total                     12,142                          12,142
              =========================================================================================

              (1) Pursuant to a prior Board of Directors authorization, as of September 30, 2005 the Company can repurchase up to $582,315 of its common stock pursuant to an ongoing plan.


              Item 3 Defaults on Senior Securities

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

(b) Reports on Form 8-K

                  Form 8-K filed July 15, 2005 announcing the unregistered sales of equity securities to the Company's ESOP.

                  Form 8-K filed August 18, 2005 announcing the issuance of a press release detailing the financial results for the fiscal year ended June 30, 2005.

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

November 10, 2005
-------------------------
       Date