Form 10QSB
period 2005-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2006-02-13
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2005

      [ ] TRANSISTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                          Commission File Number I-4383

                         ESPEY MFG. & ELECTRONICS CORP.
                         ------------------------------
               (Exact name of registrant as specified in charter)

               NEW YORK                          14-1387171
               --------                          ----------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                          Outstanding at February 13, 2006
                -----                          --------------------------------
  Common stock, $.33-1/3 par value                     2,296,762 shares


Transitional Small Business Disclosure Format YES [X] NO [ ]

                         ESPEY MFG. & ELECTRONICS CORP.
                         Quarterly Report on Form 10-QSB
                                    I N D E X

PART I   FINANCIAL INFORMATION                                              PAGE

         Item 1  Financial Statements:

                 Balance Sheet (Unaudited) -December 31, 2005                 1


                 Statements of Income (Unaudited) -
                 Three and Six Months Ended December 31, 2005 and 2004        2


                 Statements of Cash Flows (Unaudited)-
                 Six Months Ended December 31, 2005 and 2004                  3


                 Notes to Financial Statements (Unaudited)                    4


         Item 2  Management's Discussion and Analysis of                      7
                 Financial Condition and Results of Operations

         Item 3  Controls and Procedures                                      11


PART II  OTHER INFORMATION AND                                                12
         SIGNATURES


         Item 1  Legal Proceedings                                            12

         Item 2  Unregistered Sales of Equity Securities and Use of Proceeds  12

         Item 3  Defaults on Senior Securities                                12

         Item 4  Submission of Matters to a Vote of Security Holders          12

         Item 5  Other Information                                            13

         Item 6  Exhibits and Reports on Form 8-K                             13

         SIGNATURES                                                           14


                          PART I: FINANCIAL INFORMATION

                         ESPEY MFG. & ELECTRONICS CORP.
                            Balance Sheet (Unaudited)
                                December 31, 2005

                                                                             December 31,
                                                                                 2005
                                                                             ------------
ASSETS:

          Cash and cash equivalents                                          $  7,457,105
          Short term investments                                                4,032,000
          Trade accounts receivable, net                                        3,556,018
          Other receivables                                                         8,658

          Inventories:
                  Raw materials and supplies                                    1,783,852
                  Work-in-process                                               2,443,499
                  Costs relating to contracts in process, net of advance
                    payments of  $344,578 at December 31, 2005                  6,973,947
                                                                             ------------
                                    Total inventories                          11,201,298

          Deferred income taxes                                                   135,997
          Prepaid expenses and other current assets                               402,250
                                                                             ------------
                                    Total current assets                       26,793,326
                                                                             ------------
          Property, plant and equipment, net                                    2,946,194
                                                                             ------------

                                    Total assets                             $ 29,739,520
                                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

          Accounts payable                                                   $    843,467
          Accrued expenses:
                  Salaries, wages and commissions                                  79,302
                  Vacation                                                        441,105
                  ESOP payable                                                    178,551
                  Other                                                            67,820
          Payroll and other taxes withheld and accrued                             42,091
          Income taxes payable                                                     77,243
                                                                             ------------
                               Total current liabilities                        1,729,579
                                                                             ------------
          Deferred income taxes                                                   263,057
                                                                             ------------
                               Total liabilities                                1,992,636
                                                                             ------------

          Common stock, par value $.33-1/3 per share.
             Authorized 10,000,000 shares; issued
             3,029,874 shares on December 31, 2005
             Outstanding 2,296,762 on December 31, 2005                         1,009,958
          Capital in excess of par value                                       12,424,236
          Retained earnings                                                    24,945,747

          Less: Cost of 300,000 Unearned ESOP Shares on December 31, 2005      (4,335,000)
                Cost of 733,112 Treasury shares on December 31, 2005           (6,298,057)
                                                                             ------------
                               Total stockholders' equity                      27,746,884
                                                                             ------------

                                        Total liabilities and
                                        stockholders' equity                 $ 29,739,520
                                                                             ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                        Statements of Income (Unaudited)
              Three and Six Months Ended December 31, 2005 and 2004

                                                        Three Months                 Six Months
                                                     2005           2004          2005          2004
                                                 --------------------------   --------------------------
Net sales                                        $ 5,056,083    $ 4,896,741   $ 9,616,657    $ 9,627,068
Cost of sales                                      4,108,723      4,124,354     7,789,007      8,205,539
                                                 -----------    -----------   -----------    -----------
       Gross profit                                  947,360        772,387     1,827,650      1,421,529

Selling, general and
   administrative expenses                           666,440        580,538     1,336,159      1,181,217
                                                 -----------    -----------   -----------    -----------

       Operating income                              280,920        191,849       491,491        240,312
                                                 -----------    -----------   -----------    -----------

Other income (expense)

       Interest and dividend income                  110,976         43,618       209,910         78,488
       Other                                          (5,614)         3,150        (8,437)         6,366
                                                 -----------    -----------   -----------    -----------
                                                     105,362         46,768       201,473         84,854
                                                 -----------    -----------   -----------    -----------

Income before income taxes                           386,282        238,617       692,964        325,166

Provision for income taxes                           112,022         71,585       200,960         97,550
                                                 -----------    -----------   -----------    -----------

                  Net income                     $   274,260    $   167,032   $   492,004    $   227,616
                                                 ===========    ===========   ===========    ===========

Net income per share:

       Basic                                     $      0.14    $      0.08   $      0.24    $      0.11
       Diluted                                   $      0.13    $      0.08   $      0.24    $      0.11
                                                 -----------    -----------   -----------    -----------

Weighted average number of shares outstanding:

           Basic                                   2,010,791      2,022,756     2,010,779      2,024,538
           Diluted                                 2,049,020      2,049,070     2,050,590      2,045,852
                                                 -----------    -----------   -----------    -----------

Dividends per share:                             $    0.0875    $     0.075   $    0.1625    $      0.15
                                                 ===========    ===========   ===========    ===========

As described in note 7, a stock split in the form of a stock dividend of one share of common stock for each share of common stock issued was paid on December 30, 2005 (all per share and share amounts have been adjusted to reflect this dividend).

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                      Statements of Cash Flows (Unaudited)
                   Six Months Ended December 31, 2005 and 2004

                                                                                      December 31,
                                                                                  2005           2004
                                                                              ------------    ------------
Cash Flows From Operating Activities:
       Net income                                                             $    492,004    $    227,616

       Adjustments  to  reconcile  net income to net
       cash provided by operating
       activities:
       Depreciation                                                                278,391         282,170
       ESOP compensation expense                                                   227,301              --
       Loss on disposal of assets                                                   18,660              --
       Deferred income tax                                                         (35,000)         21,462
       Changes in assets and liabilities:
           Increase in trade receivables, net                                     (562,778)       (169,445)
           Increase in other receivables                                            (5,485)         (6,732)
           (Increase) decrease in inventories                                     (833,746)         77,191
           (Increase) decrease in prepaid expenses and other current assets        (66,255)        122,442
           Increase in accounts payable                                            464,696         764,330
           Increase in accrued salaries, wages and commissions                      17,024          39,015
           Increase in accrued employees' insurance costs                               --           1,023
           Decrease in vacation accrual                                            (56,910)        (49,953)
           Increase in other accrued expenses                                       14,037           5,000
           Increase in payroll & other taxes withheld and accrued                    6,114          19,514
           Decrease in income taxes payable                                       (234,885)        (49,815)
           Decrease in ESOP payable                                                (48,750)             --
                                                                              ------------    ------------
                      Net cash (used in) provided by operating activities         (325,582)      1,283,818
                                                                              ------------    ------------

Cash Flows From Investing Activities:
       Unearned ESOP Shares                                                     (4,335,000)             --
       Additions to property, plant & equipment                                   (258,908)       (230,716)
       Proceeds on sale of assets, net                                                 500              --
       Purchase of short term investments                                       (3,648,000)     (1,440,000)
       Maturity of short term investments                                        2,688,000         672,000
                                                                              ------------    ------------
                      Net cash used in investing activities                     (5,553,408)       (998,716)
                                                                              ------------    ------------

Cash Flows From Financing Activities:
       Sale of treasury stock                                                    4,396,424              --
       Dividends on common stock                                                  (325,832)       (303,331)
       Purchase of treasury stock                                                 (679,809)        (90,315)
       Proceeds from exercise of stock options                                     141,805          15,500
                                                                              ------------    ------------
                      Net cash provided by (used in) financing activities        3,532,588        (378,146)
                                                                              ------------    ------------

Decrease in cash and cash equivalents                                           (2,346,402)        (93,044)
Cash and cash equivalents, beginning of period                                   9,803,507      12,310,972
                                                                              ------------    ------------
Cash and cash equivalents, end of period                                         7,457,105      12,217,928
                                                                              ============    ============

Supplemental disclosures of cash flow information:
       Income Taxes Paid                                                      $    470,845    $    125,902
                                                                              ============    ============

Non-cash investing and financing activities:
       During the period ended December 31, 2005, the Company effected a stock split in the form of a stock dividend of 1,514,937 common shares, representing one share for each share outstanding and each share held as a treasury share. This resulted in a transfer from retained earnings to common stock of $504,979.

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

Note 3. Stock Based Compensation

The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting as permitted by SFAS No. 123 and as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25," in accounting for its fixed stock option plan. Under this method, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

                                          Three Months Ended         Six Months Ended
                                              December 31,             December 31,
                                           2005         2004         2005         2004
                                        ----------   ----------   ----------   ----------
Net income as reported                  $  274,260   $  167,032   $  492,004   $  227,616

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related  tax effects        (20,926)      (9,997)     (25,784)     (18,374)
                                        ----------   ----------   ----------   ----------

Pro forma net income                    $  253,334   $  157,035   $  466,220   $  209,242
                                        ==========   ==========   ==========   ==========

Net Income per share:
    Basic-as reported                   $      .14   $      .08   $      .24   $      .11
                                        ==========   ==========   ==========   ==========

    Basic-pro forma                     $      .13   $      .08   $      .23   $      .10
                                        ==========   ==========   ==========   ==========

    Diluted-as reported                 $      .13   $      .08   $      .24   $      .11
                                        ==========   ==========   ==========   ==========

    Diluted-pro forma                   $      .12   $      .08   $      .23   $      .10
                                        ==========   ==========   ==========   ==========

Note 4. Commitments and Contingencies

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $19,650 at December 31, 2005. The Company does not expect to fund any of the amounts under the standby letters of credit. As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company. It is not possible at this time to predict the outcome of any such actions. However, management is of the opinion that it has or would have good defenses against such actions and believes that none of these matters will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 requires that exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's results of operations or financial position.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $120,900 for the quarter ended December 31, 2005 and $227,301 for the six-month period ending December 31, 2005. The ESOP shares as of December 31 (after the stock split described in note 7) were as follows:

     Allocated Shares                                            424,244
     Committed-to-be-released shares                              12,916
     Unreleased shares                                           287,084
                                                            ------------

     Total shares held by the ESOP                               724,244
                                                            ============

     Fair value of unreleased shares at December 31, 2005   $  5,282,346
                                                            ============

Note 7. Stock Split

On December 30, 2005, the Company effected a one-for-one stock split in the form of a dividend of one share of common stock for each share of common stock outstanding. The Company also allocated to treasury an additional share for each share being held as a treasury share. All references to the number of common shares, shares related to the Company's stock option plan, as well as per share data in the accompanying financial statements, have been adjusted to reflect the stock split on a retroactive basis with the exception of the details describing the Company's ESOP transaction which became executed on July 15, 2005 described in note 6 and "Other Matters". As a result of the stock split, common stock was increased and retained earnings was decreased by $504,979.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Espey Mfg. & Electronics Corp. (the "Company") located in Saratoga Springs, New York, is engaged principally in the development, design, production and sale of specialized electronic power supplies, a wide variety of transformers and other types of iron-core components, and electronic system components. In some cases, the Company manufactures such products in accordance with pre-developed mechanical and electrical requirements ("build to print"). In other cases, the Company is responsible for both the overall design and manufacture of the product. The Company does not generally manufacture standardized components and does not have a product line. The products manufactured by the Company find application principally in (i) shipboard and land based radar, (ii) locomotives,
(iii) aircraft, (iv) short and medium range communication systems, (v) navigation systems, and (vi) land-based military vehicles.

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

Management is optimistic about the future of the Company. In the first half of fiscal 2006, the Company received approximately $20.6 million in new orders. These orders include both follow-on production quantities for mature products, and engineering development orders which will enable the Company to utilize its engineering expertise in developing new customer specific products. Some of these products, once developed, will be produced in the Company's manufacturing facility and are expected to provide large production order quantities over several years. These orders are in line with the Company's strategy of getting involved in long-term high quantity military and industrial products.

The sales backlog of approximately $42.7 million at December 31, 2005 gives the Company a solid base of future sales and, therefore, management expects an increase in sales during fiscal 2006 as compared to fiscal 2005. In addition to the backlog, the Company currently has outstanding quotations representing in excess of $27.9 million in the aggregate for both repeat and new programs. Many potential orders are currently being discussed and negotiated with our customers.

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

The total backlog for the Company of $42.7 million at December 31, 2005, up $28.6 million over December 31, 2004, represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at December 31, 2005 is approximately $34.1 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $8.6 million and represents firm multi-year orders for which funding has not yet been appropriated by Congress. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding.

The unfunded backlog at December 31, 2004 was zero. The backlog at December 31, 2005, as discussed above, includes significant orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company's working capital. Expectations are that the working capital will be required to fund the increase in orders over the next several quarters, dividend payments, and general operations of the business. Also, the Mergers and Acquisitions Committee of the Board of Directors continues to evaluate potential strategic options on a periodic basis.

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

Results of Operations

Net sales for the three months ended December 31, 2005 were $5,056,083 as compared to $4,896,741 for the same period in 2004, representing a 3.3% increase. Net sales for the six months ended December 31, 2005 were $9,616,657 as compared to $9,627,068 for the same period in 2004. The Company's sales for the three month and six month period ended December 31, 2005 remained relatively flat compared to the prior year. Generally, this can be attributed to the contract specific nature of the Company's business and the long-term nature of these contracts. The increase in backlog that occurred during the prior year should begin to be reflected in net sales in the near future. New orders received in the first half of fiscal 2006 were approximately $20.6 million compared to approximately $8.3 million in the first half of fiscal 2005.

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

For the three months ended December 31, 2005 and 2004 gross profits were $947,360 and $772,387, respectively. Gross profit as a percentage of sales was 18.7% and 15.8%, for the three months ended December 31, 2005 and 2004, respectively. For the six months ended December 31, 2005 and 2004 gross profits were $1,827,650 and $1,421,529, respectively. Gross profit as a percentage of sales was 19.0% and 14.8%, for the six months ended December 31, 2005 and 2004, respectively. The improved gross profit percentage in the three and six months ended December 31, 2005, relates to favorable product mix, offset partially by higher ESOP contribution expense and higher energy costs. ESOP contribution expense included in cost of sales was $96,720 for the three months ended December 31, 2005, and $181,840 for the six months ended December 31, 2005, and $0 for both comparable periods of the prior year (see note 6 to the financial statements). Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at December 31, 2005 was 175 people compared to 171 people at December 31, 2004.

Selling, general and administrative expenses were $666,440 for the three months ended December 31, 2005; an increase of $85,902 compared to the three months ended December 31, 2004. Selling, general and administrative expenses were $1,336,159 for the six months ended December 31, 2005; an increase of $154,942 compared to the six months ended December 31, 2004. The increase is primarily due to an increase in the sales force and ESOP contribution expense, offset partially by a decrease in professional fees.

Other income for three and six months ended December 31, 2005 increased as compared to the three months ended December 31, 2004 due to increased interest income on the Company's cash equivalents and short-term investments due to higher interest rates. The Company does not believe that there is a significant risk associated with its investment policy, since at December 31, 2005 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market accounts.

The effective income tax rate at December 31, 2005 and 2004 was 29.0% and 30.0%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the foreign exportation benefit the Company receives on its international sales, the Qualified Production Activities benefit, and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended December 31, 2005, was $274,260 or $.14 and $.13 per share, basic and diluted, respectively, compared to $167,032 or $.08 per share, both basic and diluted, for the three months ended December 31, 2004. Net income for the six months ended December 31, 2005, was $492,004 or $.24 per share, both basic and diluted, compared to $227,616 or $.11 per share, both basic and diluted, for the six months ended December 31, 2004. The increase in net income per share was due to improved gross profit as a percentage of sales, offset partially by the increase in selling, general and administrative expenses.

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

The Company's working capital as of December 31, 2005 was approximately $25.1 million. During the three months ended December 31, 2005 and 2004 the Company repurchased 14,462, and 0 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP"), for a total purchase price of $262,125 and $0, respectively. During the six months ended December 31, 2005 and 2004 the Company repurchased 38,746 and 8,028 shares, respectively, of its common stock for a total purchase price of $679,809 and $90,315, respectively. Under existing authorizations from the Company's Board of Directors, as of December 31, 2005, management is authorized to purchase an additional $737,876 million of Company stock.

                                                         Six Months Ended December 31,
                                                            2005              2004
                                                         -----------        ----------
Net cash (used in) provided by operating activities      $  (325,582)       $1,283,818
Net cash used in investing activities                     (5,553,408)        (998,716)
Net cash provided by (used in) financing activities        3,532,588         (378,146)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities increased in the first half of fiscal 2006 due to the purchase of short-term investments and the ESOP transaction described in note 6. The increase in cash provided by financing activities is due primarily to the sale of treasury shares to the ESOP in the first half of fiscal 2006.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2005 and 2004, the Company expended $258,908 and $230,716, respectively, for plant improvements and new equipment. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal 2006. Management presently anticipates that the funds required will be available from current operations.

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $19,650 at December 31, 2005. The Company does not expect to fund any of the amounts under the standby letters of credit.

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

After giving effect to the transaction the ESOP owned 380,120 shares of the Company's 1,158,294 outstanding shares of common stock as of July 15, 2005. As of December 31, 2005, there were 424,244 shares (after giving effect to the one-for-one stock dividend) allocated to participants.

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

                    PART II: Other Information and Signatures

Item 1.       Legal Proceedings

              None

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds


              (a) Securities Sold - For the three and six  month  periods  ended
                                    December  31,  2005, 8,800 and  15,400 stock
                                    options were  exercised  under the Company's
                                    existing stock option plan, respectively. In
                                    addition  to the stock  option  shares,  the
                                    Company  sold  3,520  shares to the ESOP for
                                    the  three  and  six  month   periods  ended
                                    December 31, 2005. The securities  were sold
                                    for cash and the  sales  were  made  without
                                    registration  under  the  Securities  Act in
                                    reliance    upon    the    exemption    from
                                    registration afforded under Section 4(2) of the Securities Act of 1933. Proceeds were used for general working capital purposes.

              (c) Securities Repurchased

                                               Purchases of Equity Securities

                                                                     Total Number        Maximum Number
                                                                       of Shares         (or Approximate
                                                                       Purchased         Dollar Value)
                                                                      as Part of           of Shares
                                         Total          Average        Publicly           that May Yet
                                        Number           Price         Announced          Be Purchased
                                       of Shares         Paid           Plan or          Under the Plan
              Period                   Purchased       per Share        Program          or Program (1)
              ------------------------------------------------------------------------------------------
              December 1 to
              December 31, 2005        14,462           $18.13         14,462                $320,191

              (1) Pursuant to a prior Board of Directors authorization, as of December 31, 2005 the Company can repurchase up to $737,876 of its common stock pursuant to an ongoing plan.

Item 3        Defaults on Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              (a) The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on November 18, 2005.

              (b) Barry Pinsley was re-elected as a Class B director to serve for a two-year term. Paul J. Corr and Michael W. Wool were re-elected as Class C directors each to serve for a three-year term. Continuing as directors after the Annual Meeting were:

                      Class A (term expiring 2006):    Howard Pinsley
                                                       Alvin O. Sabo
                                                       Carl Helmetag

                      Class B (term expiring 2007):    Barry Pinsley
                                                       Seymour Saslow

                      Class C (term expiring 2008):    Paul J. Corr
                                                       Michael W. Wool

              (c) The following matters were voted upon at the annual meeting:

                     The election of one Class B director. The votes were cast as follows:

Nominee:          Voted For:    Voted Against or Withheld:    Broker Non-Votes:
-------           ---------     -------------------------     ----------------
Barry Pinsley     1,000,091              129,637                     0

                     The election of two Class C directors. The votes were cast as follows:

Nominee:          Voted For:     Voted Against or Withheld:    Broker Non-Votes:
-------           ---------      -------------------------     ----------------
Paul J. Corr      1,107,441               22,287                      0
Michael W. Wool     973,791               155,937                     0

                     Ratification of Rotenberg & Company LLP, as independent auditors for the Corporation for the fiscal year ending June 30, 2006. The votes were cast as follows:

                      Shares IN FAVOR               1,125,750
                      Shares AGAINST                      100
                      ABSTENTIONS                       3,878
                      Broker NON-VOTES                      0

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

                      Form   8-K filed  October 7, 2005  updating the  Company's
                      description of its Common Stock.

                      Form 8-K filed October 25, 2005, announcing the dismissal of KPMG LLP as the Company's independent registered public accounting firm. Also announcing the engagement of Rotenberg & Company LLP as the Company's independent public accountants.

                      Form 8-K filed November 21, 2005, announcing the Company's Board of Directors declaration of an increased cash dividend and a one-for-one stock split.

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

February 13, 2006
-----------------
      Date