Form 10QSB
period 2006-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2006-05-08
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2006

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

           Issuer's telephone number, including area code 518-584-4100
                                                          ------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                                 Outstanding at May 08, 2006
              -----                                 ---------------------------
Common stock, $.33-1/3 par value                          2,298,562 shares


Transitional Small Business Disclosure Format YES  [X]     NO  [ ]

                         ESPEY MFG. & ELECTRONICS CORP.
                          Quarterly Report on Form 10-Q
                                    I N D E X

PART I   FINANCIAL INFORMATION                                                   PAGE

         Item 1      Financial Statements:

                         Balance Sheet (Unaudited)  - March 31, 2006               1

                         Statements of Income (Unaudited) -
                         Three and Nine Months Ended March 31, 2006 and 2005       2

                         Statements of Cash Flows (Unaudited)-
                         Nine Months Ended March 31, 2006 and 2005                 3

                         Notes to Financial Statements (Unaudited)                 4

         Item 2      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                 7

         Item 3      Controls and Procedures                                      11

PART II  OTHER INFORMATION                                                        12

         Item 1      Legal Proceedings                                            12

         Item 2      Unregistered Sales of Equity Securities and Use of Proceeds  12

         Item 3      Defaults on Senior Securities                                12

         Item 4      Submission of Matters to a Vote of Security Holders          12

         Item 5      Other Information                                            12

         Item 6      Exhibits                                                     13

         SIGNATURES                                                               13


                          PART I: FINANCIAL INFORMATION

                         ESPEY MFG. & ELECTRONICS CORP.
                            Balance Sheet (Unaudited)
                                 March 31, 2006

ASSETS:

          Cash and cash equivalents                                       $   7,727,224
          Short term investments                                              4,128,000
          Trade accounts receivable, net                                      2,857,520
          Other receivables                                                       8,273

          Inventories:
                  Raw materials and supplies                                  1,769,400
                  Work-in-process                                             2,377,807
                  Costs relating to contracts in process, net of advance
                    payments of  $397,991 at March 31, 2006                   8,423,115
                                                                           ------------
                                    Total inventories                        12,570,322

          Deferred income taxes                                                 135,997
          Prepaid expenses and other current assets                             695,331
                                                                           ------------
                                    Total current assets                     28,122,667
                                                                           ------------
          Property, plant and equipment, net                                  2,914,869
                                                                           ------------

                                    Total assets                           $ 31,037,536
                                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

          Accounts payable                                                 $  1,738,258
          Accrued expenses:
                  Salaries, wages and commissions                                93,135
                  Vacation                                                      509,689
                  ESOP payable                                                  256,498
                  Other                                                          57,825
          Payroll and other taxes withheld and accrued                           45,311
          Income taxes payable                                                  147,871
                                                                           ------------
                               Total current liabilities                      2,848,587
                                                                           ------------
          Deferred income taxes                                                 245,557
                                                                           ------------
                               Total liabilities                              3,094,144
                                                                           ------------

          Common stock, par value $.33-1/3 per share
              Authorized 10,000,000 shares; issued 3,029,874 shares
              on March 31, 2006. Outstanding 2,297,762 (includes
               280,626 Unearned ESOP Shares) on March 31, 2006                1,009,958
          Capital in excess of par value                                     12,429,727
          Retained earnings                                                  25,131,005

          Less:   Unearned ESOP Shares                                       (4,335,000)
                  Cost of 732,112 Treasury shares on March 31, 2006          (6,292,298)
                                                                           ------------
                               Total stockholders' equity                    27,943,392
                                                                           ------------

                                        Total liabilities and
                                        stockholders' equity               $ 31,037,536
                                                                           ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                        Statements of Income (Unaudited)
               Three and Nine Months Ended March 31, 2006 and 2005


                                                         Three Months                   Nine Months
                                                      2006            2005          2006            2005
                                                 ----------------------------   ----------------------------
Net sales                                        $  4,677,808    $  4,219,861   $ 14,294,465    $ 13,846,929
Cost of sales                                       3,635,543       3,568,971     11,424,550      11,774,510
                                                 ------------    ------------   ------------    ------------
       Gross profit                                 1,042,265         650,890      2,869,915       2,072,419

Selling, general and
   administrative expenses                            649,101         565,145      1,985,260       1,746,362
                                                 ------------    ------------   ------------    ------------

       Operating income                               393,164          85,745        884,655         326,057
                                                 ------------    ------------   ------------    ------------

Other income (expense)

       Interest and dividend income                   121,213          66,420        331,123         144,908
       Other                                             (213)          7,816         (8,650)         14,182
                                                 ------------    ------------   ------------    ------------
                                                      121,000          74,236        322,473         159,090
                                                 ------------    ------------   ------------    ------------

Income before income taxes                            514,164         159,981      1,207,128         485,147

Provision for income taxes                            149,107          47,994        350,067         145,544
                                                 ------------    ------------   ------------    ------------

                  Net income                     $    365,057    $    111,987   $    857,061    $    339,603
                                                 ============    ============   ============    ============

Net income per share:

       Basic                                     $       0.18    $       0.06   $       0.43    $       0.17
       Diluted                                   $       0.18    $       0.05   $       0.42    $       0.17
                                                 ------------    ------------   ------------    ------------

Weighted average number of shares outstanding:

           Basic                                    2,010,173       2,021,342      2,010,580       2,023,488
           Diluted                                  2,041,443       2,046,606      2,048,022       2,045,116
                                                 ------------    ------------   ------------    ------------

Dividends per share:                             $     0.0900    $     0.0750   $     0.2525    $     0.2250
                                                 ============    ============   ============    ============

As described in note 7, a stock split in the form of a stock dividend of one share of common stock for each share of common stock issued, was paid on December 30, 2005 (all per share and share amounts have been adjusted to reflect this dividend).


See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                      Statements of Cash Flows (Unaudited)
                    Nine Months Ended March 31, 2006 and 2005


                                                                                      March 31,
                                                                                2006             2005
                                                                            ------------    ------------
Cash Flows From Operating Activities:
       Net income                                                           $    857,061    $    339,603

       Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                                              403,191         411,499
       ESOP compensation expense                                                 332,248              --
       Loss on disposal of assets                                                 26,741              --
       Deferred income tax                                                       (52,500)         32,194
       Changes in assets and liabilities:
           Decrease (Increase) in trade receivable, net                          135,720        (517,664)
           Increase in other receivables                                          (5,100)         (6,256)
           (Increase) decrease in inventories                                 (2,202,770)        157,586
           Increase in prepaid expenses and other current assets                (359,336)       (138,370)
           Increase in accounts payable                                        1,359,487         326,195
           Increase in accrued salaries, wages and commissions                    30,857          15,507
           Decrease in accrued employees' insurance costs                             --          (7,487)
           Increase in vacation accrual                                           11,674           4,984
           Increase in other accrued expenses                                      4,042           4,286
           Increase in payroll and other taxes withheld and accrued                9,334          17,503
           Decrease in income taxes payable                                     (164,257)       (123,552)
           Decrease in ESOP payable                                              (75,750)             --
                                                                            ------------    ------------
                      Net cash provided by operating activities                  310,642         516,028
                                                                            ------------    ------------

Cash Flows From Investing Activities:
       Unearned ESOP Shares                                                   (4,335,000)             --
       Additions to property, plant and equipment                               (360,464)       (380,305)
       Proceeds on sale of assets, net                                               500              --
       Purchase of short term investments                                     (5,280,000)     (2,304,000)
       Maturity of short term investments                                      4,224,000         672,000
                                                                            ------------    ------------
                      Net cash used in investing activities                   (5,750,964)     (2,012,305)
                                                                            ------------    ------------

Cash Flows From Financing Activities:
       Sale of treasury stock                                                  4,396,423              --
       Dividends on common stock                                                (505,631)       (455,042)
       Purchase of treasury stock                                               (679,808)       (215,366)
       Proceeds from exercise of stock options                                   153,055          15,500
                                                                            ------------    ------------
                      Net cash provided by (used in) financing activities      3,364,039        (654,908)
                                                                            ------------    ------------

Decrease in cash and cash equivalents                                         (2,076,283)     (2,151,185)
Cash and cash equivalents, beginning of period                                 9,803,507      12,310,972
                                                                            ------------    ------------
Cash and cash equivalents, end of period                                       7,727,224      10,159,787
                                                                            ============    ============

Supplemental disclosures of cash flow information:
       Income Taxes Paid                                                    $    591,345    $    236,902
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


                                          Three Months Ended      Nine Months Ended
                                               March 31,              March 31,
                                           2006        2005        2006        2005
                                        ---------   ---------   ---------   ---------
Net income as reported                  $ 365,057   $ 111,987   $ 857,061   $ 339,603

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related  tax effects       (20,926)     (8,286)    (46,710)    (26,660)
                                        ---------   ---------   ---------   ---------

Pro forma net income                    $ 344,131   $ 103,701   $ 810,351   $ 312,943
                                        =========   =========   =========   =========

Net Income per share:
    Basic-as reported                   $     .18   $     .06   $     .43   $     .17
                                        =========   =========   =========   =========

    Basic-pro forma                     $     .17   $     .05   $     .40   $     .15
                                        =========   =========   =========   =========

    Diluted-as reported                 $     .18   $     .05   $     .42   $     .17
                                        =========   =========   =========   =========

    Diluted-pro forma                   $     .17   $     .05   $     .40   $     .15
                                        =========   =========   =========   =========

Note 4.  Commitments and Contingencies

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $246,625 at March 31, 2006. The Company does not expect to fund any of the amounts under the standby letters of credit. As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company. It is not possible to predict the outcome of such actions. Currently the Company has no claims or assertions against it.

Note 5.  Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R was originally effective for interim and annual periods beginning after December 15, 2005. The effective date has been delayed by the SEC until annual periods beginning after December 15, 2005. The SFAS No. 123R is not expected to have a material impact on the Company's results of operations and financial condition (see note 3).

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements of the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income in the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, however, the Statement does not change the transition provisions of any of the existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. Prior to July 15, 2005, the ESOP owned 230,120 shares, all of which were allocated to employees. On July 15, 2005, pursuant to a Stock Purchase Agreement dated as of such date, the Company, by selling 150,000 shares of its common stock, par value $0.33-1/3 per share, to the Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust, provided more shares to be allocated to employees for services rendered over the next 15 years. The ESOP paid $28.90 per share, for an aggregate purchase price of $4,335,000. The determination of the purchase price was based on a fairness opinion obtained by an independent valuation firm. The ESOP borrowed from the Corporation an amount equal to the purchase price. The loan will be repaid in fifteen (15) equal annual installments of principal and the unpaid balance will bear interest at a fixed rate of 6.25% per annum, the "prime rate" as quoted in The Wall Street Journal on the date of closing. The above ESOP information has not been adjusted for the stock split described in note 7.

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

After giving effect to the transaction, the ESOP owned 380,120 shares of the Company's 1,158,294 outstanding shares of common stock as of July 15, 2005.

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $104,948 for the quarter ended March 31, 2006 and $332,248 for the nine-month period ending March 31, 2006. The ESOP shares as of March 31 (after the stock split described in note 7) were as follows:

         Allocated Shares                                       420,585
         Committed-to-be-released shares                         19,374
         Unreleased shares                                      280,626
                                                             ----------

         Total shares held by the ESOP                          720,585
                                                             ==========

         Fair value of unreleased shares at March 31, 2006   $4,447,922
                                                             ==========

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

Business is solicited from large industrial manufacturers and defense companies, the government of the United States, foreign governments and major foreign electronic equipment companies. In certain countries the Company has external sales representatives to help solicit and coordinate foreign contracts. The Company is also on the eligible list of contractors of the United States Department of Defense and generally is automatically solicited by such agencies for procurement needs falling within the major classes of products produced by the Company. In addition, the Company directly solicits bids from the United States Department of Defense for prime contracts.

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

Management is optimistic about the future of the Company. In the first nine months of fiscal 2006, the Company received approximately $23.7 million in new orders. These orders include both follow-on production quantities for mature products, and engineering development orders which will enable the Company to utilize its engineering expertise in developing new customer specific products. Some of these products, once developed, will be produced in the Company's manufacturing facility and are expected to provide large production order quantities over several years. These orders are in line with the Company's strategy of being involved in long-term high quantity military and industrial products.

The sales backlog of approximately $41.2 million at March 31, 2006 gives the Company a solid base of future sales and, therefore, management expects an increase in sales for fiscal 2006 as compared to fiscal 2005. In addition to the backlog, the Company currently has outstanding quotations representing approximately $21.2 million in the aggregate for both repeat and new programs. Many potential orders are currently being discussed and negotiated with our customers.

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

The total backlog for the Company of $41.2 million at March 31, 2006, up $26.9 million over March 31, 2005, represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at March 31, 2006 is approximately $32.9 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $8.3 million and represents firm multi-year orders for which funding has not yet been appropriated by Congress. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding. The unfunded backlog at March 31, 2005 was zero. The backlog at March 31, 2006 as discussed above, includes significant orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements.

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

Critical Accounting Policies and Estimates

Management believes our most critical accounting policies include revenue recognition and estimates to completion.

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

Results of Operations

Net sales for the three months ended March 31, 2006 were $4,677,808 as compared to $4,219,861 for the same period in 2005, representing a 10.9% increase. Net sales for the nine months ended March 31, 2006 were $14,294,465 as compared to $13,846,929 for the same period in 2005, representing a 3.2% increase. Generally, this increase can be attributed to the contract specific nature of the Company's business and the long-term nature of these contracts. The increase in backlog that occurred during the last two quarters of fiscal 2005 began to be recognized in net sales. This trend is expected to continue into the next several quarters. New orders received in the first nine months of fiscal 2006 were approximately $23.7 million compared to approximately $12.7 million in the first nine months of fiscal 2005.

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

For the three months ended March 31, 2006 and 2005 gross profits were $1,042,265 and $650,890, respectively. Gross profit as a percentage of sales was 22.3% and 15.4%, for the three months ended March 31, 2006 and 2005, respectively. For the nine months ended March 31, 2006 and 2005 gross profits were $2,869,915 and $2,072,419, respectively. Gross profit as a percentage of sales was 20.1% and 15.0%, for the nine months ended March 31, 2006 and 2005, respectively. The improved gross profit percentage in the three and nine months ended March 31, 2006, relates to favorable product mix, offset partially by higher ESOP contribution expense and higher energy costs. ESOP contribution expense included in cost of sales was $83,958 for the three months ended March 31, 2006, and $265,799 for the nine months ended March 31, 2006, and $0 for both comparable periods of the prior year (see note 6 to the financial statements). Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at March 31, 2006 was 173 people compared to 171 people at March 31, 2005.

Selling, general and administrative expenses were $649,101 for the three months ended March 31, 2006; an increase of $83,956 compared to the three months ended March 31, 2005. Selling, general and administrative expenses were $1,985,260 for the nine months ended March 31, 2006; an increase of $238,898 compared to the nine months ended

March 31, 2005. The increase is primarily due to an increase in the sales force and ESOP contribution expense, offset partially by a decrease in professional fees.

Other income for three and nine months ended March 31, 2006 increased as compared to the three and nine months ended March 31, 2005 due to increased interest income on the Company's cash and cash equivalents and short-term investments due to higher interest rates. The Company does not believe that there is a significant risk associated with its investment policy, since at March 31, 2006 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market accounts.

The effective income tax rate at March 31, 2006 and 2005 was 29.0% and 30.0%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the foreign exportation benefit the Company receives on its international sales, the Qualified Production Activities benefit, and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended March 31, 2006, was $365,057 or $.18 per share, both basic and diluted, respectively, compared to $111,987 or $.06 and $.05 per share, basic and diluted, for the three months ended March 31, 2005. Net income for the nine months ended March 31, 2006, was $857,061 or $.43 and $.42 per share, basic and diluted, compared to $339,603 or $.17 per share, both basic and diluted, for the nine months ended March 31, 2005. The increase in net income per share was due to improved gross profit as a percentage of sales, offset partially by the increase in selling, general and administrative expenses.

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

The Company's working capital as of March 31, 2006 was approximately $25.3 million. During the three months ended March 31, 2006 and 2005 the Company repurchased 0 and 9,420 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP"), for a total purchase price of $0 and $125,051, respectively. During the nine months ended March 31, 2006 and 2005 the Company repurchased 38,746 and 17,448 shares, respectively, of its common stock for a total purchase price of $679,808 and $215,366, respectively. Under existing authorizations from the Company's Board of Directors, as of March 31, 2006, management is authorized to purchase an additional $737,876 of Company stock.

                                                       Nine Months Ended March 31,
                                                         2006              2005
                                                      ----------        ----------
Net cash provided by operating activities             $  310,642        $  516,028
Net cash used in investing activities                 (5,750,964)       (2,012,305)
Net cash provided by (used in) financing activities    3,364,039          (654,908)


Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities increased in the first nine months of fiscal 2006 due to the purchase of short-term investments and the ESOP transaction described in note 6. The increase in cash provided by financing activities is due primarily to the sale of treasury shares to the ESOP in the first half of fiscal 2006.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2006 and 2005, the Company expended $360,464 and $380,305, respectively, for plant improvements and new equipment. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal 2006. Management presently anticipates that the funds required will be available from current operations.

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $246,620 at March 31, 2006. The Company does not expect to fund any of the amounts under the standby letters of credit.

Other Matters

On July 15, 2005, pursuant to a Stock Purchase Agreement dated as of such date, the Company sold 150,000 shares of its common stock, par value $0.33-1/3 per share, to the Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust (the "ESOP"). The ESOP paid $28.90 per share, for an aggregate purchase price of $4,335,000. The determination of the purchase price was based on a fairness opinion obtained by an independent valuation firm. The ESOP borrowed from the Corporation an amount equal to the purchase price. The loan will be repaid in fifteen (15) equal annual installments of principal and the unpaid balance will bear interest at a fixed rate of 6.25% per annum, the "prime rate" as quoted in The Wall Street Journal on the date of closing. The above ESOP information has not been adjusted for the stock split described in note 7.

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

After giving effect to the transaction the ESOP owned 380,120 shares of the Company's 1,158,294 outstanding shares of common stock as of July 15, 2005. As of March 31, 2006, there were 420,585 shares (after giving effect to the one-for-one stock dividend) allocated to participants.

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

                    PART II: Other Information and Signatures

Item 1.       Legal Proceedings

              None

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

                  (a) Securities Sold -For the three and nine-month periods ended March 31, 2006, 1,000 and 16,400 stock options were exercised under the Company's existing stock option plan, respectively. In addition to the stock option shares, the Company sold 3,520 shares to the ESOP for the three and nine-month periods ended March 31, 2006. The securities were sold for cash and the sales were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933. Proceeds were used for general working capital purposes.

              (c) Securities Repurchased

                                                 Purchases of Equity Securities

                                                                     Total Number        Maximum Number
                                                                       of Shares         (or Approximate
                                                                       Purchased         Dollar Value)
                                                                      as Part of           of Shares
                                         Total          Average        Publicly           that May Yet
                                        Number           Price         Announced          Be Purchased
                                       of Shares         Paid           Plan or          Under the Plan
              Period                   Purchased       per Share        Program          or Program (1)
              ------------------------------------------------------------------------------------------
              March 1 to
              March 31, 2006               --              --             --                $737,876


              (1) Pursuant to a prior Board of Directors authorization, as of March 31, 2006 the Company can repurchase up to $737,876 of its common stock pursuant to an ongoing plan.


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

                                                ESPEY MFG. & ELECTRONICS CORP.


                                                /s/ Howard Pinsley
                                                -----------------------------
                                                Howard Pinsley, President and
                                                Chief Executive Officer

                                                /s/ David O'Neil
                                                -----------------------------
                                                David O'Neil, Treasurer and
                                                Principal Financial Officer

May 08, 2006
------------
    Date