Form 10KSB
period 2006-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2006-09-25
CIK 33533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2006

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the transition period from to

                           Commission File No. 1-4383

                         ESPEY MFG. & ELECTRONICS CORP.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                   NEW YORK                              14-1387171
                   --------                              ----------
       (State or other jurisdiction of               (IRS Employer
        incorporation or organization)               Identification No.)

                 233 Ballston Avenue, Saratoga Springs, NY 12866
                 -----------------------------------------------
          (Address of principal executive offices including Zip Code)

        (Registrant's telephone number including area code) (518)245-4400
                                                             ------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
         [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         [ ] Yes [X] No

Revenues for fiscal year ended June 30, 2006 were $20,851,570.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $23,397,251 based upon the closing sale price of $16.70 on the American Stock Exchange on June 30, 2006.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                   Outstanding at September 25, 2006
                      -------                  ---------------------------------
         Common stock, $.33-1/3 par value                2,309,396 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants definitive proxy statement relating to the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-KSB as indicated herein.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "scheduled," "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:
      o Changing priorities in the U.S. government's defense budget (including changes in priorities in response to terrorist threats or to improve homeland security);
      o  Termination  of  government  contracts  due  to  unilateral  government action;
      o Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;
      o  Potential for changing prices for energy and raw materials.

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

                                     PART I
Item 1.  Business

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

In the fiscal years ended June 30, 2006 and 2005, the Company's total sales were $20,851,570 and $18,828,700, respectively. Sales to three domestic customers accounted for 35%, 17% and 13% of total sales in 2006. Sales to two domestic customers accounted for 32% and 14% of total sales in 2005.

Export sales in 2006 and 2005 were approximately $3,392,000 and $4,946,000, respectively.

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

Sales Backlog

At September 21, 2006, the Company's backlog was approximately $36.5 million. The total backlog at June 30, 2006 was approximately $37.7 million as compared to approximately $31.8 million at June 30, 2005. The Company's total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The Company's backlog and risks associated with government contracts is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

It is presently anticipated that a minimum of $24 million of orders comprising the June 30, 2006 backlog will be filled during the fiscal year ending June 30, 2007. The minimum of $24 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2007. The estimate of the June 30, 2006 backlog to be shipped in fiscal 2007 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

Research and Development

The Company's expenditures for research and development were approximately $121,000 and $187,000 in 2006 and 2005, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvement of existing products.

Employees

The Company had 175 employees as of September 21, 2006. Some of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. The current collective bargaining agreement expires on June 30, 2008. The contract includes a 3.75% annual pay increase in the fiscal period 2006 through 2007, and no increase for 2008. Relations with the Union are considered good. Union membership at September 21, 2006 was 74 people.

Government Regulations

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal 2006, and the Company believes will not in fiscal year 2007, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

The Saratoga Springs plant, which the Company owns, consists of various adjoining one-story buildings on a 22 acre site. (Approximately 8% of this site is unimproved) The property is not subject to mortgage indebtedness or any other material encumbrance. The plant has a sprinkler system throughout and contains approximately 151,000 square feet of floor space, of which 90,000 is used for manufacturing, 24,000 for engineering, 33,000 for shipping and climatically secured storage, and 4,000 for offices. The offices, engineering and some manufacturing areas are air-conditioned. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, plating, impregnation and spray-painting operations. The manufacturing operation also includes a complete machine shop, with welding and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. In addition to meeting all of the Company's in-house needs, the plating, machine shop and environmental facilities are available to other companies on a contract basis.

Item 3.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the American Stock Exchange (ticker symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

         2006                                     High                    Low
         First Quarter                            17.88                  15.05
         Second Quarter                           20.45                  17.31
         Third Quarter                            18.95                  15.00
         Fourth Quarter                           19.45                  15.90

         2005                                     High                    Low
         First Quarter                            13.05                  11.18
         Second Quarter                           14.45                  12.80
         Third Quarter                            13.70                  12.83
         Fourth Quarter                           15.88                  12.38

As described in note 17 to the financial statements in Part II item 7, a stock split in the form of a stock dividend of one share of common stock for each share of common stock issued, was paid on December 30, 2005 (all per share and share amounts have been adjusted to reflect this dividend).

Holders

The approximate number of holders of record of the common stock was 118 on September 21, 2006 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on the common stock of $.34 and $.30 per share for the fiscal years ended June 30, 2006 and 2005, respectively. The Board of Directors has authorized the payment of a fiscal 2007 first quarter dividend of $.13 payable September 22, 2006.

During fiscal 2006 the Company sold common stock to certain employees as they exercised existing stock options granted under a shareholder approved plan. During the year, 23,200 shares were sold at prices that ranged from $6.63 a share to $11.25 a share. The securities were sold for cash. Proceeds are used for general working capital purposes.

There were no purchases of equity securities in the fiscal 2006 fourth quarter.


                        Securities Authorized For Issuance Under Equity Compensation Plans

                           Number of securities to      Weighted-average             Number of Securities remaining
                           be issued upon exercise      exercise price of         available for future issuance under
                           of outstanding options,    outstanding options,        equity compensation plan (excluding
Plan Category                warrants and rights       warrants and rights         securities reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
                                     (a)                       (b)                                  (c)
----------------------------------------------------------------------------------------------------------------------

Equity compensation
   plans approved by
   security holders                146,200                    14.02                              96,600
Equity compensation
   plans not approved
   by security holders               --                        --                                  --
                                  --------                                                     --------
           Total                   146,200                                                       96,600
----------------------------------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

The business outlook for the Company is excellent. The order backlog remains high, in terms of Company revenues in recent years, as sales continue to increase. Also, expectations are for product mix and margins to remain favorable for fiscal 2007. During fiscal 2006 new orders received by the Company were approximately $26.9 million. The order backlog of approximately $37.7 million at June 30, 2006 gives the Company a solid base of future sales and, therefore, management expects a significant increase in sales during fiscal 2007, as compared to fiscal 2006. In addition to the backlog, the Company currently has outstanding quotations representing in excess of $26.6 million in the aggregate for both repeat and new programs. Many potential orders are currently being discussed and negotiated with existing and potential new customers.

The total order backlog was approximately $37.7 million at June 30, 2006, an increase of $5.9 million over June 30, 2005. The backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at June 30, 2006 is approximately $29.2 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $8.5 million and represents firm multi-year orders for which funding has not yet been appropriated by Congress. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding. The unfunded backlog at June 30, 2005 was approximately $8.7 million.

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

Results of Operations

Net Sales for fiscal years ended June 30, 2006 and 2005, were $20,851,570 and $18,828,700, respectively, a 10.7% increase. Generally, this increase can be attributed to the contract specific nature of the Company's business and the long-term nature of these contracts. The increase in order backlog that occurred during the last two quarters of fiscal 2005 began to be recognized in net sales in fiscal 2006. This trend is expected to continue into the next several quarters. The sales backlog at June 30, 2006, as discussed above, includes significant orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements.

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

For fiscal years ended June 30, 2006 and 2005 gross profits were $4,542,089 and $3,381,357, respectively. Gross profit as a percentage of sales was 21.8% and 18.0%, for fiscal 2006 and 2005, respectively. A favorable product mix, partially offset by higher ESOP compensation expense, caused the improved gross profit percentage in fiscal 2006. ESOP compensation expense included in cost of sales was $356,990 for the fiscal year ended June 30, 2006, and zero for the fiscal year ended June 30, 2005 (see note 11 to the financial statements). Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at June 30, 2006 was 169 people, the same number employed at June 30, 2005.

Selling, general and administrative expenses were $2,636,458 for the fiscal year ended June 30, 2006, an increase of $362,432, or 15.9% as compared to the prior year. This increase is primarily due to an increase in the sales force and ESOP compensation expense, offset partially by a decrease in professional fees.

Other income for fiscal 2006 increased as compared to fiscal 2005 due to increased interest income on the Company's cash equivalents and short-term investments due to higher interest rates. The Company does not believe that there is significant risk associated with its investment policy, since at June 30, 2006 all of the investments were primarily represented by short-term liquid investments including certificates of deposit and money market accounts.

The effective income tax rate was 34.2% in fiscal 2006 and 27.6% in fiscal 2005. The effective tax rate was less than the statutory tax rate in fiscal 2005 mainly due to the foreign exportation benefit the Company received on its international sales.

Net income for fiscal 2006, was $1,558,016 or $.77 and $.76 per share, basic and diluted, respectively, compared to net income of $978,920 or $.48 per share, for both basic and diluted, for fiscal 2005. The increase in net income per share was due to increased sales and improved gross profit margins offset by the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future.

The Company's working capital as of June 30, 2006 and 2005 was $26,316,971 and $25,370,512, respectively. During 2006 and 2005 the Company repurchased 38,746 and 17,448 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") and in other open market transactions, for a total purchase price of $679,809 and $215,366, respectively. Under existing authorizations from the Company's Board of Directors, as of June 30, 2006, management is authorized to purchase an additional $320,191 of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

                                                            2006          2005
                                                            ----          ----
Net cash (used in) provided by operating activities.... $  (309,778)  $  710,049
Net cash (used in) provided by investing activities....  (5,667,338)   2,441,362
Net cash provided by financing activities .............   3,246,224      776,152

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, receipt of progress payments, level of sales and payments of accounts payable. Net cash used in investing activities increased in fiscal 2006 due to the purchase of short-term investments and the ESOP transaction described in note 11. The increase in cash provided by financing activities is due primarily to the sale of treasury shares to the ESOP in the first half of fiscal 2006.

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

During fiscal year 2006 and fiscal 2005, the Company expended $468,868 and $425,362, respectively, for plant improvements and new equipment. The Company has budgeted approximately $400,000 for new equipment and plant improvements in fiscal 2007. Management presently anticipates that the funds required will be available from current operations.

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $246,625 at June 30, 2006. The Company does not expect to fund any of the amounts under the standby letters of credit.

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

Item 7.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders
Espey Mfg. & Electronics Corp.:


We have audited the accompanying balance sheet of Espey Mfg. & Electronics Corp. as of June 30, 2006, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Espey Mfg. & Electronics Corp. as of June 30, 2005, were audited by other auditors whose report dated August 12, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Rotenberg & Co., LLP
-----------------------
Rochester, New York
August 3, 2006



The Board of Directors and Stockholders
Espey Mfg. & Electronics Corp.:

We have audited the accompanying statements of income, changes in stockholders' equity, and cash flows of Espey Mfg. & Electronics Corp. for the year ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Espey Mfg. & Electronics Corp. for the year ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.


/s/KPMG LLP
-----------
KPMG LLP
Albany, New York
August 12, 2005


Espey Mfg. & Electronics Corp.
Balance Sheet
June 30, 2006
----------------------------------------------------------------------------------------
                                                                                 2006
                                                                                 ----
ASSETS
     Cash and cash equivalents ..........................................   $  7,072,615
     Short term investments .............................................      3,936,000
     Trade accounts receivable, net .....................................      4,213,228
     Other receivables ..................................................          6,884

     Inventories:
              Raw materials and supplies ................................      1,834,945
              Work in Process ...........................................      2,268,357
              Costs related to contracts in process, net of progress
                  payments of $234,154 ..................................      8,301,077
                                                                            ------------
              Total inventories .........................................     12,404,379

     Deferred income taxes ..............................................        164,969
     Prepaid expenses and other current assets ..........................        554,127
                                                                            ------------
              Total current assets ......................................     28,352,202
                                                                            ------------
     Property, plant and equipment, net .................................      2,882,452
                                                                            ------------

                  Total Assets ..........................................   $ 31,234,654
                                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts payable ...................................................   $    615,586
     Accrued expenses:
              Salaries, wages and commissions ...........................        128,007
              Vacation ..................................................        545,423
              Other .....................................................         51,400
     Payroll and other taxes withheld and accrued .......................         40,597
     Income taxes payable ...............................................        654,218
                                                                            ------------
              Total current liabilities .................................      2,035,231
                                                                            ------------
     Deferred income taxes ..............................................        226,653
                                                                            ------------
                  Total Liabilities .....................................      2,261,884
                                                                            ------------

     Common stock, par value $.33-1/3 per share
              Authorized 10,000,000 shares; Issued 3,029,874 shares in
                   2006. Outstanding 2,304,562 (includes 274,167 Unearned
                   ESOP Shares) .........................................      1,009,958
     Capital in excess of par value .....................................     12,506,749
     Retained earnings ..................................................     25,651,945
                                                                            ------------
                                                                              39,168,652

     Less:    Unearned ESOP Shares ......................................     (3,961,079)
              Cost of 725,312 shares of common stock in treasury ........     (6,234,803)
                                                                            ------------
                  Total Stockholders' Equity ............................     28,972,770
                                                                            ------------

                  Total Liabilities and Stockholders' Equity ............   $ 31,234,654
                                                                            ============

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Statements of Income
Years Ended June 30, 2006 and 2005
--------------------------------------------------------------------------------
                                                       2006            2005
                                                       ----            ----
Net sales .....................................   $ 20,851,570    $ 18,828,700
Cost of sales .................................     16,309,481      15,447,343
                                                  ------------    ------------
                Gross Profit ..................      4,542,089       3,381,357

Selling, general and administrative expenses ..      2,636,458       2,274,026
                                                  ------------    ------------
                Operating income ..............      1,905,631       1,107,331

Other income (expense)
                Interest and dividend income ..        464,143         228,159
                Other .........................         (3,220)         16,365
                                                  ------------    ------------
                Total other income, net .......        460,923         244,524
                                                  ------------    ------------

Income before income taxes ....................      2,366,554       1,351,855

Provision for income taxes ....................        808,538         372,935
                                                  ------------    ------------

                Net income ....................   $  1,558,016    $    978,920
                                                  ============    ============

Net income per share:
     Basic ....................................   $        .77    $        .48
     Diluted ..................................   $        .76    $        .48
                                                  ------------    ------------

Weighted average number of shares outstanding:
     Basic ....................................      2,012,761       2,021,234
     Diluted ..................................      2,049,455       2,043,208
                                                  ============    ============


The accompanying notes are an integral part of the financial statements.


Espey Mfg. & Electronics Corp.
Statements of Changes in Stockholders' Equity
Years Ended June 30, 2006 and 2005
-------------------------------------------------------------------------------------------------------------------

                                         Outstanding                   Capital in        Unearned
                                           Common                       Excess of          ESOP         Retained
                                           Shares         $ Amount      Par Value         Shares        Earnings
                                        ------------    ------------   ------------    ------------    ------------

Balance as of June 30, 2004                2,029,236    $    504,979   $ 10,411,915    $         --    $ 24,911,920
                                        ------------    ------------   ------------    ------------    ------------

Net income, 2005                                                                                            978,920

Stock options exercised                        4,800                        (12,460)

Dividends paid on common stock
 $.30 per share                                                                                            (606,286)

Tax effect of stock options exercised                                        12,618

Purchase of treasury stock                   (17,448)
                                        ------------    ------------   ------------    ------------    ------------

Balance as of June 30, 2005                2,016,588         504,979     10,412,073              --      25,284,554
                                        ------------    ------------   ------------    ------------    ------------

Net income, 2006                                                                                          1,558,016

Stock options exercised                       23,200                         48,578

Dividends paid on common stock
  $.3425 per share                                                                                         (685,646)

Stock dividend paid on common stock                          504,979                                       (504,979)

Sale of treasury stock to ESOP               303,520                      1,973,781      (4,335,000)

Purchase of treasury stock                   (38,746)

Reduction of Unearned ESOP Shares                                            72,317         373,921
                                        ------------    ------------   ------------    ------------    ------------

Balance as of June 30, 2006                2,304,562    $  1,009,958   $ 12,506,749    $ (3,961,079)   $ 25,651,945
                                        ============    ============   ============    ============    ============


                                              Treasury Stock               Total
                                        ----------------------------    Stockholders'
                                           Shares         $ Amount         Equity
                                        ------------    ------------    ------------
Balance as of June 30, 2004                1,000,638    $ (7,986,908)   $ 27,841,906
                                        ------------    ------------    ------------

Net income, 2005                                                             978,920

Stock options exercised                       (4,800)         57,960          45,500

Dividends paid on common stock
   $.30 per share                                                           (606,286)

Tax effect on stock options exercised                                         12,618

Purchase of treasury stock                    17,448        (215,366)       (215,366)
                                        ------------    ------------    ------------

Balance as of June 30, 2005                1,013,286      (8,144,314)     28,057,292
                                        ------------    ------------    ------------

Net income, 2006                                                           1,558,016

Stock options exercised                      (23,200)        166,677         215,255

Dividends paid on common stock                                              (685,646)
   $.3425 per share

Stock dividend paid on common stock                                               --

Sale of treasury stock to ESOP              (303,520)      2,422,642          61,423

Purchase of treasury stock                    38,746        (679,808)       (679,808)

Reduction of Unearned ESOP Shares                                            446,238
                                        ------------    ------------    ------------

Balance as of June 30, 2006                  725,312    $ (6,234,803)   $ 28,972,770
                                        ============    ============    ============

The accompanying notes are an integral part of the financial statements.


Espey Mfg. & Electronics Corp.
Statements of Cash Flows
Years Ended June 30, 2006 and 2005
--------------------------------------------------------------------------------

                                                              2006           2005
                                                              ----           ----
Cash Flows From Operating Activities:
     Net income                                           $ 1,558,016    $   978,920

     Adjustments to reconcile net income to net cash provided by operating activities:

     Tax effect on stock options exercised                         --         12,618

     Depreciation                                             532,735        541,041

     ESOP Compensation Expense                                446,238             --

     Loss on disposal of plant and equipment                   37,988             --

     Deferred income tax (benefit)                           (100,376)       (85,380)

     Changes in assets and liabilities:

          (Increase) decrease in trade receivables         (1,219,988)      (852,843)

          (Increase) decrease in other receivables             (3,711)        (1,364)

          (Increase) decrease in inventories, net          (2,036,827)      (282,255)

          (Increase) decrease in prepaid
             expenses and other current assets               (218,132)        23,398

          Increase (decrease) in accounts payable             236,815        128,096

          Increase (decrease) in accrued
             salaries, wages and commissions                   65,729         17,759

          (Decrease) increase in accrued
             employee insurance costs                              --         (7,487)

          Increase (decrease) in vacation accrual              47,408         46,499

          (Decrease) increase in other accrued expenses        (2,383)         3,413

          Increase (decrease) in payroll and
             other taxes withheld and accrued                   4,620          9,977

          Increase (decrease) in income taxes payable         342,090        177,657
                                                          -----------    -----------

                      Net cash (used in) provided by
                         operating activities             $  (309,778)   $   710,049
                                                          -----------    -----------

The accompanying notes are an integral part of the financial statements.

                                                                          (Continued)



Cash Flows From Investing Activities:

     Unearned ESOP Shares                                 (4,335,000)             --

     Additions to property, plant and equipment             (468,868)       (425,362)

     Purchase of short term investments                   (5,952,000)     (2,688,000)

     Proceeds from maturity of short term investments      5,088,000         672,000

     Proceeds on sale of assets, net                             530              --
                                                        ------------    ------------

                      Net cash used in
                         investing activities             (5,667,338)     (2,441,362)
                                                        ------------    ------------

Cash Flows From Financing Activities:

     Sale of Treasury Stock                                4,396,423              --

     Dividends on common stock                              (685,646)       (606,286)

     Purchase of treasury stock                             (679,808)       (215,366)

     Proceeds from exercise of stock options                 215,255          45,500
                                                        ------------    ------------

                      Net cash provided by (used in)
                         financing activities              3,246,224        (776,152)
                                                        ------------    ------------

Decrease in cash and cash equivalents                     (2,730,892)     (2,507,465)

Cash and cash equivalents, beginning of the year           9,803,507      12,310,972
                                                        ------------    ------------

Cash and cash equivalents, end of the year              $  7,072,615    $  9,803,507
                                                        ============    ============

Income Taxes Paid                                       $    591,345    $    268,040
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

Inventoried work relating to contracts in process and work in process is valued at actual production cost, including factory overhead incurred to date. Work in process represents spare units; parts and other inventory items acquired or produced to service units previously sold or to meet anticipated future orders. The cost elements of contracts in process and work in process consist of production costs of goods and services currently in process and overhead. Provision for losses on contracts is made when the existence of such losses becomes probable and estimable. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months.

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

Estimated useful lives of depreciable assets are as follows:

      Buildings and improvements                                   10 - 35 years
      Machinery and equipment                                       3 - 25 years
      Furniture, fixtures and office equipment                      5 - 10 years

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


                                            Years Ended June 30,
                                             2006          2005
                                             ----          ----

Net income as reported                  $  1,558,016   $    978,920

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects           (88,411)       (43,470)
                                        ------------   ------------

Pro forma net income                    $  1,469,605   $    935,450
                                        ============   ============

Net income per share:

   Basic-as reported                    $       0.77   $       0.48
                                        ============   ============
   Basic-pro forma                      $       0.73   $       0.46
                                        ============   ============


   Diluted-as reported                  $       0.76   $       0.48
                                        ============   ============
   Diluted-pro forma                    $       0.72   $       0.46
                                        ============   ============

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2.  Summary of Significant Accounting Policies, Continued

Per Share Amounts
SFAS 128  "Earnings  Per Share"  requires  the Company to  calculate  net income
(loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income
(loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Comprehensive Income
Comprehensive Income for the years ended June 30, 2006 and 2005 is equal to net income.

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

Recently Issued Accounting Standards
In November 2004, the FASB issued SFAS No. 151, "Accounting for Unexpected Production Defects and Waste." SFAS No. 151 requires that "abnormal freight, handling costs, and amounts of wasted materials (spoilage)" should be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference should be charged to current-period expense. SFAS No. 151 is effective for annual periods beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company's results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R will be effective for the Company at the beginning of fiscal 2007. Although the adoption of SFAS No. 123R will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and earnings per share. The actual effects of adopting SFAS No. 123R will depend on numerous factors including the amounts of share-based payments granted in the future, our stock price volatility, estimated forfeiture rates and employee stock option exercise behavior. See Note 2 for the effect on reported net income and earnings per share if we had accounted for our stock option plan using the fair value method. In March 2005, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 requires that exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 was

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2.  Summary of Significant Accounting Policies, Continued

effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a significant impact on the Company's results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle and was effective in the first quarter of 2006. The adoption of SFAS 154 did not have a material effect on results of operations, financial condition or cash flows.

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

Note 3. Contracts in Process

Contracts in process at June 30, 2006 and 2005 are as follows:

                                                                                2006             2005
                                                                                ----             ----
       Gross contract value                                                  $37,722,746      $31,757,086

       Costs related to contracts in process, net of progress payments
       of $234,154 in fiscal 2006 and $97,758 in fiscal 2005                 $ 8,301,077      $ 6,056,290


Included in costs relating to contracts in process at June 30, 2006 and 2005 are costs of $1,895,688 and $1,814,905, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statement of income until the units under contract are shipped.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 4. Property, Plant and Equipment

A summary of the original cost of property, plant and equipment at June 30, 2006 and 2005 is as follows:

                                                     2006            2005
                                                     ----            ----
      Land                                       $     45,000    $     45,000
      Building and improvements                     3,704,503       4,065,040
      Machinery and equipment                       7,143,329       7,831,278
      Furniture, fixtures and office equipment        243,140         321,732
                                                 ------------    ------------
                                                   11,135,972      12,263,050
      Accumulated depreciation                     (8,253,520)     (9,278,213)
                                                 ------------    ------------
                                                 $  2,882,452    $  2,984,837
                                                 ============    ============

Depreciation expense was $532,735 and $541,041, during the years ended June 30, 2006 and 2005, respectively.

Note 5. Line of credit

At June 30, 2006, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest at the borrower's choice of (I) prime minus .75% or (II) LIBOR plus 1.80% for periods of 1, 2, or 3 months. Any borrowing under the line of credit will be collateralized by accounts receivable.

Note 6. Research and Development Costs

Research and development costs charged to cost of sales during the years ended June 30, 2006 and 2005 were approximately $121,000 and $187,000, respectively.

Note 7. Pension Expense

Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $88,138 in fiscal 2006 and $86,876 in fiscal 2005.

The Company sponsors a 401(k) plan with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $32,590 and $28,855, for fiscal years 2006 and 2005, respectively.


Note 8. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2006 and 2005 is as follows:

                                                2006         2005
                                                ----         ----
            Current tax expense - federal    $ 823,564    $ 419,649
            Current tax expense - state         85,351       38,666
            Deferred tax (benefit) expense    (100,376)     (85,380)
                                             ---------    ---------
                                             $ 808,539    $ 372,935
                                             =========    =========

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with SFAS No. 109.

The combined U.S. federal and state effective income tax rates of 34.2% and 27.6%, for 2006 and 2005 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 8. Provision for Income Taxes, Continued
                                                               2006       2005
                                                               ----       ----
U.S. federal statutory income tax rate                         34.0%      34.0%
Increase (reduction) in rate resulting from:
    State franchise tax, net of federal income tax benefit      2.4        1.9
    Foreign exportation benefit                                (0.8)      (2.7)
    ESOP cost versus Fair Market Value                          1.0         --
    Dividend on allocated ESOP shares                          (1.8)        --
    Qualified Production Activities                            (1.0)        --
    Adjustment of deferred tax accounts                          --       (5.2)
    Other                                                       0.4       (0.4)
                                                             ------     ------
Effective tax rate                                             34.2%      27.6%
                                                             ======     ======

For the years ended June 30, 2006 and 2005 deferred income tax benefit of $(100,376) and $(85,380), respectively, result from the changes in temporary differences for each year. Adjustments were made to the Company's deferred tax assets and liabilities in fiscal 2005 based on an analysis completed in fiscal 2005. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2006 and 2005 are presented as follows:
                                                           2006       2005
                                                           ----       ----
   Deferred tax assets:
       Accrued expenses ..............................   $142,269   $125,215
       ESOP ..........................................     30,328         --
       Other .........................................     12,500     13,964
                                                         --------   --------
                     Total deferred tax assets .......    185,097    139,179
                                                         --------   --------

   Deferred tax liabilities:
       Property, plant and equipment - principally due
            to differences in depreciation methods ...    226,653    298,057
       Inventory - effect on uniform capitalization ..     20,128      3,182
                                                         --------   --------
                     Total deferred tax liabilities ..    246,781    301,239
                                                         --------   --------
   Net deferred tax liability ........................   $ 61,684   $162,060
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

Note 9. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to three domestic customers accounted for 35%, 17%, and 13% of total sales in fiscal 2006. Sales to two domestic customers accounted for 32% and 14% of total sales in fiscal 2005, respectively.

Export sales in fiscal 2006 and fiscal 2005 were approximately $3,392,000 and $4,946,000, respectively.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 10. Stock Rights Plan

The Company has a Shareholder Rights Plan that expires on December 31, 2009. Under this plan, common stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock outstanding as of or issued subsequent to April 14, 1989. Each right entitles the holder thereof to buy one-half share of common stock of the Company at an exercise price of $25 per share (after giving effect to the stock split described in Note 17) subject to adjustment. The rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in the offeror individually or, together with all affiliates and associates thereof, being the beneficial owner of 15% or more of the Company's common stock.

If a 15% or larger shareholder should engage in certain self-dealing transactions or a merger with the Company in which the Company is the surviving corporation and its shares of common stock are not changed or converted into equity securities of any other person, or if any person were to become the beneficial owner of 15% or more of the Company's common stock, then each right not owned by such shareholder or related parties of such shareholder (all of which will be void) will entitle its holder to purchase, at the right's then current exercise price, shares of the Company's common stock having a value of twice the right's exercise price. In addition, if the Company is involved in any other merger or consolidation with, or sells 50% or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a value of twice the right's exercise price.

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

Note 11. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. Prior to July 15, 2005, the ESOP owned 230,120 shares, all of which were allocated to employees. On July 15, 2005, pursuant to a Stock Purchase Agreement dated as of such date, the Company, by selling 150,000 shares of its common stock, par value $0.33-1/3 per share, to the Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust, provided more shares to be allocated to employees for services rendered over the next 15 years. The ESOP paid $28.90 per share, for an aggregate purchase price of $4,335,000. The determination of the purchase price was based on a fairness opinion obtained by an independent valuation firm. The ESOP borrowed from the Corporation an amount equal to the purchase price. The loan will be repaid in fifteen (15) equal annual installments of principal and the unpaid balance will bear interest at a fixed rate of 6.25% per annum, the "prime rate" as quoted in The Wall Street Journal on the date of closing. The above ESOP information has not been adjusted for the stock split completed December 30, 2006.

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

repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $446,238 for the year ended June 30, 2006. The ESOP shares as of June 30, 2006, after the stock split referred to in
Note 17, were as follows:

         Allocated Shares                                      446,418
         Committed-to-be-released shares                            --
         Unreleased shares                                     274,167
                                                            ----------

         Total shares held by the ESOP                         720,585
                                                            ==========

         Fair value of unreleased shares at June 30, 2006   $4,578,589
                                                            ==========

Note 12. Stock Based Compensation

During fiscal 2000, the Board of Directors and shareholders approved the 2000 Stock Option Plan (the Plan). Under the Plan, incentive and non-qualified stock options may be granted to purchase shares of common stock of the Company. Options authorized for issuance under the Plan totaled 300,000. As of June 30, 2006, the Plan was authorized to grant options to purchase 96,600 shares of the Company's common stock.

Options under the Plan have been granted with exercise prices at fair market value at the grant date and vest over a period of two years. All options must be exercised within 10 years from the date of grant and are exercisable anytime after the two-year vesting period.

Information concerning the plans incentive and non-qualified stock options is as follows:

                                         Option           Option Price
                                         Shares             Per Share
         ---------------------------------------------------------------
         June 30, 2004                   74,000           $6.63 - 9.93
         ---------------------------------------------------------------
         Options granted                 31,000              $11.25
         Options canceled                (3,000)          $8.98 - 11.25
         Options exercised               (4,800)          $8.98 - 9.93
         ---------------------------------------------------------------
         June 30, 2005                   97,200           $6.63 - 11.25
         ---------------------------------------------------------------
         Options granted                 76,200          $17.36 - 17.80
         Options canceled                (4,000)          $6.63 - 11.25
         Options exercised              (23,200)          $6.63 - 9.93
         ---------------------------------------------------------------
         June 30, 2006                   146,200
         ===============================================================

The table below summarizes information with respect to stock options outstanding as of June 30, 2006:

                                 Remaining                 Exercise Price of
       Exercise     Options     Contractual     Options       Exercisable
        Prices    Outstanding      Life       Exercisable       Options
     ----------------------------------------------------------------------
        $ 6.63       1,400           4           1,400           $ 6.63
        $ 8.98       4,600           5           4,600           $ 8.98
        $ 9.93      14,200           6          14,200           $ 9.93
        $ 9.25      21,400           7          21,400           $ 9.25
        $11.25      28,400           8              --               --
        $17.36      37,000           9              --               --
        $17.80      39,200          10              --               --
     ----------------------------------------------------------------------
     Total         146,200                      41,600
     ======================================================================

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 12. Stock Based Compensation, Continued

The weighted average fair value of options granted under the plans during fiscal years 2006 and 2005 was $4.11 and $3.89, respectively. The assumptions used for the Black-Scholes model are as follows:

                                                        2006       2005
                                                        ----       ----
     Risk-free interest rate.....................       4.5%       4.0%
     Expected term...............................  5.5 years    5 years
     Company's expected volatility...............      22.5%      20.0%
     Dividend yield..............................       2.1%       3.0%


As described in note 17, a stock split in the form of a stock dividend of one share of common stock for each share of common stock issued, was paid on December 30, 2005 (all per share and share amounts have been adjusted to reflect this dividend).

Note 13. Financial Instruments/Concentration of Credit Risk

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2006 and 2005 because of the relatively short maturities of these instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 9, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance of the Company's total trade accounts receivable balance, represented at June 30, 2006 by three customers, was 63% and by two customers at June 30, 2005 was 57%.

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

Note 14. Related Parties

The Company paid a law firm in which a director of the Company is a partner, a total of $19,658 and $72,979, for legal services during fiscal years ended June 30, 2006 and 2005, respectively. Included in the payment of $19,658 and $72,979 for fiscal year ended June 30, 2006 and 2005, was $9,085 and $23,750, respectively, held in trust and paid to other service providers relating to the ESOP transaction described in Note 11.

The shares of common stock owned by the ESOP Trust are voted by the Trustees in the manner directed by the ESOP Committee. The Trustees, Howard Pinsley and Peggy A. Murphy, are the Chairman of the Board, Chief Executive Officer and President of the Company and Secretary of the Company, respectfully. See Note 11 for additional information regarding the ESOP.

Note 15. Commitments and Contingencies

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $246,625 at June 30, 2006. The Company does not expect to fund any of the amounts under the standby letters of credit.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 16. Quarterly Financial Information (Unaudited)

                                     First      Second      Third       Fourth
    2006                           Quarter     Quarter     Quarter     Quarter
                                ----------  ----------  ----------  ----------
     Net Sales................. $4,560,574  $5,056,083  $4,677,808  $6,557,105
        Gross profit ..........    880,290     947,360   1,042,265   1,672,174
        Net income.............    217,744     274,260     365,057     700,955

    Net income per share -
     Basic.....................       0.11        0.14        0.18        0.34
     Diluted...................       0.11        0.13        0.18        0.34

    2005
     Net Sales................. $4,730,327  $4,896,741  $4,219,861  $4,981,771
        Gross profit ..........    649,142     772,387     650,890   1,308,938
        Net income.............     60,585     167,032     111,987     639,316

    Net income per share -
     Basic.....................       0.03        0.08        0.06        0.31
     Diluted...................       0.03        0.08        0.06        0.31


Note 17. Stock Split

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

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

         None

Item 8A. Controls and Procedures

(a) The Company's management, with the participation of the Company's chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other information

         None.

                                    PART III

The information called for by "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Registrant", "Item 10. Executive Compensation", "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 12. Certain Relationships and Related Transactions" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on November 17, 2006) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Exhibits

         3.1 Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey's Report on Form 10-K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)

         3.2 By-laws (incorporated by reference to Exhibit 3.2 to Espey's Report on Form 10-Q for the quarter ended March 31, 2004)

         4.1 Amended and Restated Rights Agreement, dated March 31, 1989, as amended February 12, 1999 and December 31, 1999, between Espey Mfg. & Electronics Corp. and Registrar and Transfer Company (incorporated by reference to Espey's Form 8-K dated December 20, 1999)

         4.2 Description of Capital Stock (Incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)

         10.1 2000 Stock Option Plan (incorporated by reference to Espey's Definitive Proxy Statement dated December 6, 1999 for the January 4, 2000 annual meeting)

         10.2     Executive Officer contract (filed herewith)

         11.1 Statement re: Computation of Per Share Net income (filed herewith)

         14.1 Code of ethics (incorporated by reference to Espey's website www.espey.com)
                  -------------

         23.1     Consent of Rotenberg & Co., LLP (filed herewith)

         23.2     Consent of KPMG LLP (filed herewith)

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


                                                 ESPEY MFG. & ELECTRONICS CORP.


                                                 /s/Howard Pinsley
                                                 ------------------------------
                                                 Howard Pinsley
                                                 President and
                                                 Chief Executive Officer



/s/Howard Pinsley                                President
---------------------------                      (Chief Executive Officer)
Howard Pinsley                                   September 25, 2006


/s/David O'Neil                                  Treasurer
---------------------------                      (Principal Financial Officer)
David O'Neil                                     September 25, 2006


/s/Katrina Sparano                               Assistant Treasurer
---------------------------                      (Principal Accounting Officer)
Katrina Sparano                                  September 25, 2006


/s/Barry Pinsley                                 Director
---------------------------                      September 25, 2006
Barry Pinsley

/s/Seymour Saslow                                Director
---------------------------                      September 25, 2006
Seymour Saslow

/s/Michael W. Wool                               Director
---------------------------                      September 25, 2006
Michael W. Wool

/s/Paul J. Corr                                  Director
---------------------------                      September 25, 2006
Paul J. Corr

/s/Alvin O. Sabo                                 Director
---------------------------                      September 25, 2006
Alvin O. Sabo

/s/Carl Helmetag                                 Director
---------------------------                      September 25, 2006
Carl Helmetag

28