Form 10QSB
period 2006-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2006-11-14
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                             Outstanding at November 8, 2006
              -----                             -------------------------------
Common stock, $.33-1/3 par value                       2,314,596 shares

Transitional Small Business Disclosure Format YES [ ] NO [ ]


                              ESPEY MFG. & ELECTRONICS CORP.
                             Quarterly Report on Form 10-QSB
                                        I N D E X

PART I    FINANCIAL INFORMATION                                                       PAGE

          Item 1      Financial Statements:

                          Balance Sheet (Unaudited)  - September 30, 2006               1

                          Statements of Income (Unaudited) -
                          Three Months Ended September 30, 2006 and 2005                2

                          Statements of Cash Flows (Unaudited)-
                          Three Months Ended September 30, 2006 and 2005                3

                          Notes to Financial Statements (Unaudited)                     4

          Item 2      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     8

          Item 3      Controls and Procedures                                          11

PART II   OTHER INFORMATION                                                            12

          Item 1      Legal Proceedings                                                12

          Item 2      Unregistered Sales of Equity Securities and Use of Proceeds      12

          Item 3      Defaults on Senior Securities                                    12

          Item 4      Submission of Matters to a Vote of Security Holders              12

          Item 5      Other Information                                                12

          Item 6      Exhibits                                                         13

          SIGNATURES                                                                   13


                          PART I: FINANCIAL INFORMATION

                         ESPEY MFG. & ELECTRONICS CORP.
                            Balance Sheet (Unaudited)
                               September 30, 2006


ASSETS:

          Cash and cash equivalents                                         $  8,064,351
          Short term investments                                               4,224,000
          Trade accounts receivable, net                                       3,256,196
          Other receivables                                                        5,227

          Inventories:
                  Raw materials and supplies                                   1,831,508
                  Work-in-process                                              2,201,007
                  Costs relating to contracts in process, net of advance
                    payments of  $477,142 at September 30, 2006                8,507,544
                                                                            ------------
                               Total inventories                              12,540,059

          Deferred income taxes                                                  168,038
          Prepaid expenses and other current assets                              740,008
                                                                            ------------
                               Total current assets                           28,997,879
                                                                            ------------
          Property, plant and equipment, net                                   2,867,764
                                                                            ------------

                               Total assets                                 $ 31,865,643
                                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

          Accounts payable                                                  $  1,287,651
          Accrued expenses:
                  Salaries, wages and commissions                                168,723
                  Vacation                                                       515,634
                  ESOP payable                                                    71,608
                  Other                                                           46,849
          Payroll and other taxes withheld and accrued                            45,048
          Income taxes payable                                                   134,059
                                                                            ------------
                               Total current liabilities                       2,269,572
                                                                            ------------
          Deferred income taxes                                                  211,518
                                                                            ------------
                               Total liabilities                               2,481,090
                                                                            ------------

          Common stock, par value $.33-1/3 per share
              Authorized 10,000,000 shares; issued 3,029,874 shares
              on September 30, 2006. Outstanding 2,312,596 (includes
               267,917 Unearned ESOP Shares) on September 30, 2006             1,009,958
          Capital in excess of par value                                      12,590,207
          Retained earnings                                                   25,930,546

          Less:   Unearned ESOP Shares                                        (3,961,079)
                  Cost of 717,278 Treasury shares on September 30, 2006       (6,185,079)
                                                                            ------------
                               Total stockholders' equity                     29,384,553
                                                                            ------------

                               Total liabilities and stockholders' equity   $ 31,865,643
                                                                            ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                        Statements of Income (Unaudited)
                 Three Months Ended September 30, 2006 and 2005


                                                        Three Months
                                                     2006          2005
                                                 -------------------------

Net sales                                        $ 6,071,906   $ 4,560,574
Cost of sales                                      4,674,598     3,680,284
                                                 -----------   -----------
       Gross profit                                1,397,308       880,290

Selling, general and
   administrative expenses                           726,980       669,719
                                                 -----------   -----------

       Operating income                              670,328       210,571
                                                 -----------   -----------

Other income (expense)

       Interest and dividend income                  145,511        98,934
       Other                                           3,625        (2,823)
                                                 -----------   -----------
                                                     149,136        96,111
                                                 -----------   -----------

Income before income taxes                           819,464       306,682

Provision for income taxes                           276,414        88,938
                                                 -----------   -----------

                  Net income                     $   543,050   $   217,744
                                                 ===========   ===========

Net income per share:

       Basic                                     $      0.27   $       .11
       Diluted                                   $      0.26   $       .11
                                                 -----------   -----------

Weighted average number of shares outstanding:

           Basic                                   2,034,014     2,017,164
           Diluted                                 2,060,338     2,054,942
                                                 -----------   -----------

Dividends per share:                             $    0.1300   $     .0750
                                                 ===========   ===========


As described in note 7, a stock split in the form of a stock dividend of one share of common stock for each share of common stock issued, was paid on December 30, 2005 (all per share and share amounts have been adjusted to reflect this dividend).


See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                      Statements of Cash Flows (Unaudited)
                 Three Months Ended September 30, 2006 and 2005

                                                                               September 30,
                                                                            2006           2005
                                                                        -----------    -----------
Cash Flows From Operating Activities:
       Net income                                                       $   543,050    $   217,744

       Adjustments to reconcile net income to net
       cash provided by operating activities:
       Tax effect on stock options                                           24,569             --
       Stock option compensation                                             39,189             --
       Depreciation                                                         121,128        128,874
       ESOP compensation expense                                            107,250        106,401
       Loss on disposal of assets                                             3,493          8,077
       Deferred income tax                                                  (18,204)       (17,500)
       Changes in assets and liabilities:
           Decrease in trade receivable, net                                957,032         73,779
           Decrease (Increase) in other receivables                           1,657         (6,282)
           Increase in inventories                                         (135,680)      (499,276)
           Increase in prepaid expenses and other current assets           (185,881)      (300,951)
           Increase in accounts payable                                     672,065        462,692
           Increase in accrued salaries, wages and commissions               40,716         29,805
           Decrease in other accrued expenses                                (4,551)        (5,680)
           Decrease in vacation accrual                                     (29,789)       (55,527)
           Increase in payroll and other taxes withheld and accrued           4,451          8,289
           Decrease in income taxes payable                                (520,159)      (133,907)
           Decrease in ESOP payable                                         (35,642)       (22,500)
                                                                        -----------    -----------
                  Net cash provided by (used in) operating activities     1,584,694         (5,962)
                                                                        -----------    -----------

Cash Flows From Investing Activities:
       Unearned ESOP Shares                                                      --     (4,335,000)
       Additions to property, plant and equipment                          (109,933)       (50,426)
       Purchase of short term investments                                  (864,000)    (1,920,000)
       Maturity of short term investments                                   576,000      1,632,000
                                                                        -----------    -----------
                  Net cash used in investing activities                    (397,933)    (4,673,426)
                                                                        -----------    -----------

Cash Flows From Financing Activities:
       Sale of treasury stock                                                    --      4,396,424
       Dividends on common stock                                           (264,449)      (149,903)
       Purchase of treasury stock                                           (31,126)      (417,684)
       Proceeds from exercise of stock options                              100,550         61,170
                                                                        -----------    -----------
                  Net cash (used in) provided by financing activities      (195,025)     3,890,007
                                                                        -----------    -----------

Increase (Decrease) in cash and cash equivalents                            991,736       (789,381)
Cash and cash equivalents, beginning of period                            7,072,615      9,803,507
                                                                        -----------    -----------
Cash and cash equivalents, end of period                                  8,064,351      9,014,126
                                                                        ===========    ===========

Supplemental disclosures of cash flow information:
       Income Taxes Paid                                                $   790,500    $   240,345
                                                                        ===========    ===========

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

                         ESPEY MFG. & ELECTRONICS CORP.
                    Notes to Financial Statements (Unaudited)
                    -----------------------------------------

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-KSB for the year ended June 30, 2006.

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

Note 3. Stock Based Compensation

Prior to July 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations, as permitted by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Accordingly, no stock-based compensation expense was recognized in the Statement of Income for the three months ended September 30, 2005, as all options granted under the Company's stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation expense was included as a pro forma disclosure in the Notes to the Company's financial statements for the three months ended September 30, 2005.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized during the three months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123. Results for prior periods have not been restated, as allowed for under the modified prospective transition method.

Total stock-based compensation expense recognized in the Statement of Income for the three months ended September 30, 2006, was $39,189 before income taxes. The related total deferred tax benefit was approximately $3,069, for the three months ended September 30, 2006. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of September 30, 2006, there was approximately $190,439 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a period of 1.75 years.

The Company has one employee stock option plan, the 2000 Stock Option Plan. The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two year vesting period based on two years of continuous service and have a ten year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued to satisfy option grants are issued from Treasury stock. Options authorized for issuance under the 2000 Stock Option Plan totaled 275,300. As of September 30, 2006, of the options authorized for issuance, 129,200 were granted and are outstanding, 56,200 of which are vested and exercisable. Options available for future grants at September 30, 2006 total 103,800.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate stock-based employee compensation for the three months ended September 30, 2006:
                                                          Three Months Ended
                                                          September 30, 2006
                                                          ------------------
    Dividend yield                                                2.36%
    Expected stock price volatility                              21.72%
    Risk-free interest rate                                       4.35%
    Expected option life (in years)                                5.4
    Weighted average fair value per share of options
     granted during the period                                      --

The Company pays dividends quarterly and does plan to pay dividends in the foreseeable future. Expected stock price volatility is based on the historical volatility of the Company's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on the safe harbor calculation under SFAS No. 123.

The following table illustrates the effect on net income per share for the three months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                 Three Months Ended
                                                                 September 30, 2005
                                                                 ------------------
Net income, as reported                                            $   217,744

Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all awards,
        net of related income taxes                                     (4,858)
                                                                   -----------
Pro forma net income                                               $   212,886
                                                                   ===========

Income per share:
Basic - as reported                                                $       .11
Basic - pro forma                                                  $       .11
Diluted - as reported                                              $       .11
Diluted - pro forma                                                $       .10

The table below outlines the weighted average assumptions as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended September 30, 2005:

                                                              Three Months Ended
                                                              September 30, 2005
                                                              ------------------
Dividend yield                                                       3.0%
Expected stock price volatility                                     20.0%
Risk-free interest rate                                              4.0%
Expected option life (in years)                                      5.0
Weighted average fair value per share of options
  granted during the period                                           --

The following table summarizes stock option activity during the three months ended September 30, 2006:

                                               Employee Stock Options Plan
                                       -----------------------------------------
                                                                       Weighted
                                        Number of      Weighted         Average
                                         Shares         Average        Remaining
                                         Subject       Exercise      Contractual
                                        To Option        Price           Term
                                       -----------------------------------------
Balance at July 1, 2006                 146,200          $14.02            8
Granted                                      --              --           --
Exercised                                (9,800)         $10.26           --
Forfeited or expired                     (7,200)         $13.39           --
                                       -----------------------------------------
Balance September 30, 2006              129,200          $14.33            8
                                       =========================================
Exercisable at September 30, 2006        56,200          $10.10          6.5
                                       =========================================

The  intrinsic  value of stock options  exercised was $35,272,  during the three
months  ended   September  30,  2006.  The  intrinsic  value  of  stock  options outstanding and exercisable as of September 30, 2006 was $387,525.

Note 4.  Commitments and Contingencies

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $246,625 at September 30, 2006. The Company does not expect to fund any of the amounts under the standby letters of credit. As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company. It is not possible to predict the outcome of such actions. Currently the Company has no claims or assertions against it.

Note 5.  Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are "more-likely-than-not" to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 will be effective beginning July 1, 2007. The adoption of FIN 48 will not have a material effect on the Company's financial statements.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $107,250 for the quarter ended September 30, 2006. The ESOP shares as of September 30 (after the stock split described in note 7) were as follows:

       Allocated Shares                                           444,202
       Committed-to-be-released shares                              6,250
       Unreleased shares                                          267,917
                                                               ----------

       Total shares held by the ESOP                              718,369
                                                               ==========

       Fair value of unreleased shares at September 30, 2006   $4,554,589
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

Management is optimistic about the future of the Company. In the first three months of fiscal 2007, the Company received approximately $3.9 million in new orders. These orders include both follow-on production quantities for mature products, and engineering development orders which will enable the Company to utilize its engineering expertise in developing new customer specific products. Some of these products, once developed, will be produced in the Company's manufacturing facility and are expected to provide large production order quantities over several years. These orders are in line with the Company's strategy of being involved in long-term high quantity military and industrial products.

The sales backlog of approximately $35.6 million at September 30, 2006 gives the Company a solid base of future sales and, therefore, management expects an increase in sales for fiscal 2007 as compared to fiscal 2006. In addition to the backlog, the Company currently has outstanding quotations and expected business representing approximately $31 million in the aggregate for both repeat and new programs. Many potential orders are currently being discussed and negotiated with our customers.

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

The total backlog for the Company of $35.6 million at September 30, 2006, down $9.7 million over September 30, 2005, represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at September 30, 2006 is approximately $31.2 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $4.3 million and represents firm multi-year orders for which funding has not yet been appropriated by Congress. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding. The unfunded backlog at September 30, 2005 was $8.7 million. The backlog at September 30, 2006 as discussed above, includes significant orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements.

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

Results of Operations

Net sales for the three months ended September 30, 2006 were $6,071,906 as compared to $4,560,574 for the same period in 2005, representing a 33.1% increase. Generally, this increase can be attributed to the contract specific nature of the Company's business. The Company continues to deliver product on its single largest order for power supplies. The increase in sales for the quarter is largely attributable to an increase in shipments to two customers for power supplies and transformers. New orders received in the first three months of fiscal 2007 were approximately $3.9 million compared to approximately $18.1 million in the first three months of fiscal 2006. Additional orders are expected to be received in the next several months and new orders for fiscal 2007 are expected to be equivalent to or exceed the value of new orders received in 2006 of approximately $26.8 million.

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

For the three months ended September 30, 2006 and 2005 gross profits were $1,397,308 and 880,290, respectively. Gross profit as a percentage of sales was 23.0% and 19.3%, for the three months ended September 30, 2006 and 2005, respectively. The improved gross profit percentage in the three months ended September 30, 2006, relates to favorable product mix and lower overhead expenses primarily due to decreased engineering salary expense. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at September 30, 2006 and 2005 was 173 people.

Selling, general and administrative expenses were $726,980 for the three months ended September 30, 2006, an increase of $57,261 compared to the three months ended September 30, 2005. The increase is primarily due to the requirement to record stock option expense in accordance with new accounting rules (see note 3 to the financial statements).

Other income for three months ended September 30, 2006 increased as compared to the three months ended September 30, 2005, due to increased interest income on the Company's cash and cash equivalents and short-term investments due to higher interest rates. The Company does not believe that there is a significant risk associated with its investment policy, since at September 30, 2006 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market accounts.

The effective income tax rate at September 30, 2006 and 2005 was 33.7% and 29.0%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the foreign exportation benefit the Company receives on its international sales, the Qualified Production Activities benefit, and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2006, was $543,050 or $.27 and $.26 per share, basic and diluted, respectively, compared to $217,744 or $.11 per share, both basic and diluted, for the three months ended September 30, 2005. The increase in net income per share was due to improved gross profit as a percentage of sales, offset partially by the increase in selling, general and administrative expenses.

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

The Company's working capital as of September 30, 2006 was approximately $26.7 million. During the three months ended September 30, 2006 and 2005 the Company repurchased 1,766 and 24,284 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP"), for a total purchase price of $31,126 and $417,685, respectively. Under existing authorizations from the Company's Board of Directors, as of September 30, 2006, management is authorized to purchase an additional $968,874 of Company stock.


                                                    Three Months Ended September 30,
                                                           2006         2005
                                                      -----------    -----------
Net cash provided by (used in) operating activities   $ 1,584,694    $    (5,962)
Net cash used in investing activities                    (397,933)    (4,673,426)
Net cash (used in) provided by financing activities      (195,025)     3,890,007

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities decreased in the first three months of fiscal 2007 due to the decrease in purchases of short-term investments and the ESOP transaction described in note 6 which occurred in the prior year. The decrease in cash provided by financing activities is due primarily to the decrease in purchases of short-term investments and the ESOP transaction described in note 6 which occurred in the prior year and less purchases of treasury stock during the current quarter.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2006 and 2005, the Company expended $109,933 and $50,426, respectively, for plant improvements and new equipment. The Company has budgeted approximately $400,000 for new equipment and plant improvements in fiscal 2007. Management presently anticipates that the funds required will be available from current operations.

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $246,625 at September 30, 2006. The Company does not expect to fund any of the amounts under the standby letters of credit.

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

After giving effect to the transaction the ESOP owned 380,120 shares of the Company's 1,158,294 outstanding shares of common stock as of July 15, 2005. As of September 30, 2006, there were 444,202 shares (after giving effect to the one-for-one stock dividend) allocated to participants.


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

                    PART II: Other Information and Signatures

Item 1.       Legal Proceedings

              None

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

              (a) None

              (c) Securities Repurchased

                                       Purchases of Equity Securities

                                                           Total Number   Maximum Number
                                                             of Shares    (or Approximate
                                                             Purchased    Dollar Value)
                                                            as Part of      of Shares
                                    Total       Average      Publicly      that May Yet
                                   Number        Price       Announced     Be Purchased
                                  of Shares      Paid         Plan or     Under the Plan
              Period              Purchased    per Share      Program     or Program (1)
              ---------------------------------------------------------------------------
              August 1 to
              August 31, 2006      1,766        $17.625       1,766           $968,874

              (1) Pursuant to a prior Board of Directors authorization, as of September 30, 2006 the Company can repurchase up to $968,874 of its common stock pursuant to an ongoing plan.


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

November 14, 2006
-----------------
     Date