Form 10QSB
period 2006-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2007-02-12
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                          Outstanding at February 12, 2007
              -----                          --------------------------------
Common stock, $.33-1/3 par value                     2,319,796 shares


Transitional Small Business Disclosure Format YES [ ] NO [X]

                         ESPEY MFG. & ELECTRONICS CORP.
                         Quarterly Report on Form 10-QSB
                                    I N D E X

PART I     FINANCIAL INFORMATION                                                          PAGE
           Item 1    Financial Statements:

                        Balance Sheet (Unaudited) -December 31, 2006                        1

                        Statements of Income (Unaudited) -
                        Three and Six Months Ended December 31, 2006 and 2005               2

                        Statements of Cash Flows (Unaudited)-
                        Six Months Ended December 31, 2006 and 2005                         3

                        Notes to Financial Statements (Unaudited)                           4

           Item 2    Management's Discussion and Analysis or Plan of Operation              8

           Item 3    Controls and Procedures                                                11

PART II    OTHER INFORMATION                                                                13

           Item 1    Legal Proceedings                                                      13

           Item 2    Unregistered Sales of Equity Securities and Use of Proceeds            13

           Item 3    Defaults on Senior Securities                                          13

           Item 4    Submission of Matters to a Vote of Security Holders                    13

           Item 5    Other Information                                                      14

           Item 6    Exhibits                                                               14

                     SIGNATURES                                                             15

                          PART I: FINANCIAL INFORMATION

                         ESPEY MFG. & ELECTRONICS CORP.
                            Balance Sheet (Unaudited)
                                December 31, 2006

                                                                            December 31,
                                                                                2006
                                                                            ------------
ASSETS:

          Cash and cash equivalents                                         $  8,117,693
          Short term investments                                               4,224,000
          Trade accounts receivable, net                                       3,012,793
          Other receivables                                                        3,473

          Inventories:
                  Raw materials and supplies                                   1,849,482
                  Work-in-process                                              2,245,619
                  Costs relating to contracts in process, net of advance
                    payments of  $309,285 at December 31, 2006                 8,479,403
                                                                            ------------
                               Total inventories                              12,574,504

          Deferred income taxes                                                  170,961
          Prepaid expenses and other current assets                              588,897
                                                                            ------------
                               Total current assets                           28,692,321
                                                                            ------------
          Property, plant and equipment, net                                   2,835,926
                                                                            ------------

                               Total assets                                 $ 31,528,247
                                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

          Accounts payable                                                  $    789,391
          Accrued expenses:
                  Salaries, wages and commissions                                140,997
                  Vacation                                                       497,450
                  ESOP payable                                                   147,342
                  Other                                                           55,105
          Payroll and other taxes withheld and accrued                            27,067
          Income taxes payable                                                    42,501
                                                                            ------------
                               Total current liabilities                       1,699,853
                                                                            ------------
          Deferred income taxes                                                  196,383
                                                                            ------------
                               Total liabilities                               1,896,236
                                                                            ------------

          Common stock, par value $.33-1/3 per share
              Authorized 10,000,000 shares;  issued 3,029,874  shares
              on December 31, 2006.  Outstanding 2,313,489 (includes
              261,667 Unearned ESOP Shares) on December 31, 2006               1,009,958
          Capital in excess of par value                                      12,659,396
          Retained earnings                                                   26,144,992

          Less: Unearned ESOP Shares                                          (3,961,079)
                Cost of 716,385 Treasury shares on December 31, 2006          (6,221,256)
                                                                            ------------
                               Total stockholders' equity                     29,632,011
                                                                            ------------

                               Total liabilities and stockholders' equity   $ 31,528,247
                                                                            ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                        Statements of Income (Unaudited)
              Three and Six Months Ended December 31, 2006 and 2005


                                             Three Months                  Six Months
                                          2006          2005           2006          2005
                                      -------------------------    -------------------------
Net sales                             $ 6,119,320   $ 5,056,083    $12,191,226   $ 9,616,657
Cost of sales                           4,861,099     4,108,723      9,535,697     7,789,007
                                      -----------   -----------    -----------   -----------
       Gross profit                     1,258,221       947,360      2,655,529     1,827,650

Selling, general and
   administrative expenses                712,743       666,440      1,439,723     1,336,159
                                      -----------   -----------    -----------   -----------

       Operating income                   545,478       280,920      1,215,806       491,491
                                      -----------   -----------    -----------   -----------

Other income (expense)

       Interest and dividend income       149,878       110,976        295,389       209,910
       Other                               30,725        (5,614)        34,350        (8,437)
                                      -----------   -----------    -----------   -----------
                                          180,603       105,362        329,739       201,473
                                      -----------   -----------    -----------   -----------

Income before income taxes                726,081       386,282      1,545,545       692,964

Provision for income taxes                246,170       112,022        522,584       200,960
                                      -----------   -----------    -----------   -----------

                  Net income          $   479,911   $   274,260    $ 1,022,961   $   492,004
                                      ===========   ===========    ===========   ===========

Net income per share:

       Basic                          $       .23   $      0.14    $       .50   $      0.24
       Diluted                        $       .23   $      0.13    $       .49   $      0.24
                                      -----------   -----------    -----------   -----------

Weighted average number of
  shares outstanding:

       Basic                            2,047,803     2,010,791      2,040,909     2,010,779
       Diluted                          2,071,693     2,049,020      2,066,015     2,050,590
                                      -----------   -----------    -----------   -----------

Dividends per share:                  $       .13   $    0.0875    $       .26   $    0.1625
                                      ===========   ===========    ===========   ===========

As described in note 7, a stock split in the form of a stock dividend of one share of common stock for each share of common stock issued was paid on December 30, 2005 (all per share and share amounts have been adjusted to reflect this dividend).


See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                      Statements of Cash Flows (Unaudited)
                   Six Months Ended December 31, 2006 and 2005

                                                                                      December 31,
                                                                                  2006           2005
                                                                               -----------    -----------
Cash Flows From Operating Activities:
       Net income                                                              $ 1,022,961    $   492,004

       Adjustments to reconcile net income to net
       cash provided by operating activities:
       Tax effect on stock options                                                  49,697             --
       Stock option compensation                                                    76,020             --
       Depreciation                                                                243,022        278,391
       ESOP compensation expense                                                   218,625        227,301
       Loss on disposal of assets                                                    4,376         18,660
       Deferred income tax                                                         (36,262)       (35,000)
       Changes in assets and liabilities:
           Decrease (Increase) in trade receivables, net                         1,200,435       (562,778)
           Decrease (Increase) in other receivables                                  3,411         (5,485)
           Increase in inventories                                                (170,125)      (833,746)
           Increase in prepaid expenses and other current assets                   (34,770)       (66,255)
           Increase in accounts payable                                            173,805        464,696
           Increase in accrued salaries, wages and commissions                      12,990         17,024
           Decrease in vacation accrual                                            (47,973)       (56,910)
           Increase in other accrued expenses                                        3,705         14,037
           (Decrease) Increase in payroll & other taxes withheld and accrued       (13,530)         6,114
           Decrease in income taxes payable                                       (611,717)      (234,885)
           Decrease in ESOP payable                                                (71,284)       (48,750)
                                                                               -----------    -----------
                      Net cash provided by (used in) operating activities        2,023,386       (325,582)
                                                                               -----------    -----------

Cash Flows From Investing Activities:
       Unearned ESOP Shares                                                             --     (4,335,000)
       Additions to property, plant & equipment                                   (200,871)      (258,908)
       Proceeds on sale of assets, net                                                  --            500
       Purchase of short term investments                                       (2,400,000)    (3,648,000)
       Maturity of short term investments                                        2,112,000      2,688,000
                                                                               -----------    -----------
                      Net cash used in investing activities                       (488,871)    (5,553,408)
                                                                               -----------    -----------

Cash Flows From Financing Activities:
       Sale of treasury stock                                                           --      4,396,424
       Dividends on common stock                                                  (529,914)      (325,832)
       Purchase of treasury stock                                                 (110,203)      (679,809)
       Proceeds from exercise of stock options                                     150,680        141,805
                                                                               -----------    -----------
                      Net cash (used in) provided by financing activities         (489,437)     3,532,588
                                                                               -----------    -----------

Increase (Decrease) in cash and cash equivalents                                 1,045,078     (2,346,402)
Cash and cash equivalents, beginning of period                                   7,072,615      9,803,507
                                                                               -----------    -----------
Cash and cash equivalents, end of period                                         8,117,693      7,457,105
                                                                               ===========    ===========

Supplemental disclosures of cash flow information:
       Income Taxes Paid                                                       $ 1,121,159    $   470,845
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

                         ESPEY MFG. & ELECTRONICS CORP.
                    Notes to Financial Statements (Unaudited)
                    -----------------------------------------

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its 2006 Form 10-KSB.

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

Note 3. Stock Based Compensation

Prior to July 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations, as permitted by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Accordingly, no stock-based compensation expense was recognized in the Statement of Income for the three and six months ended December 31, 2005, as all options granted under the Company's stock-based employee compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation expense was included as a pro forma disclosure in the Notes to the Company's financial statements for the three and six months ended December 31, 2005.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized during the three and six months ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123. Results for prior periods have not been restated, as allowed for under the modified prospective transition method. No new grants have been awarded since July 1, 2006.

Total stock-based compensation expense recognized in the Statement of Income for the three and six months ended December 31, 2006, was $36,831 and $76,020, respectively, before income taxes. The related total deferred tax benefit was approximately $2,923 and $5,992, for the three and six months ended December 31, 2006, respectively. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of December 31, 2006, there was approximately $153,609 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a period of 1.5 years.

The 2000 Stock Option Plan is the Company's only stock option plan. The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two year vesting period based on two years of continuous service and have a ten year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued to satisfy option grants are issued from Treasury stock. Options authorized for issuance under the 2000 Stock Option Plan totaled 275,300. As of December 31, 2006, of the options authorized for issuance, 124,000 were granted and are outstanding, 51,000 of which are vested and exercisable. Options available for future grants at December 31, 2006 total 103,800.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate stock-based employee compensation for the three and six months ended December 31, 2006:

                                         Three Months Ended     Six Months Ended
                                          December 31, 2006    December 31, 2006
                                          -----------------    -----------------
Dividend yield                                   2.10%                2.36%
Expected stock price volatility                 22.41%               21.72%
Risk-free interest rate                          4.49%                4.35%
Expected option life (in years)                  5.5                  5.4
Weighted average fair value per share
   of options granted during the period          --                   --

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

The following table illustrates the effect on net income per share for the three and six months ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                              Three Months Ended   Six Months Ended
                                               December 31, 2005   December 31, 2005
                                               -----------------   -----------------
Net income, as reported                         $       274,260    $       492,004
Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method for all
        awards, net of related income taxes             (20,926)           (25,784)
                                                ---------------    ---------------
Pro forma net income                            $       253,334    $       466,220
                                                ===============    ===============

Income per share:
Basic - as reported                             $           .14    $           .24
Basic - pro forma                               $           .13    $           .23
Diluted - as reported                           $           .13    $           .24
Diluted - pro forma                             $           .12    $           .23


The table below outlines the weighted average assumptions as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended December 31, 2005:

                                          Three Months Ended    Six Months Ended
                                           December 31, 2005   December 31, 2005
                                           -----------------   -----------------
Dividend yield                                    2.46%               2.46%
Expected stock price volatility                  23.26%              23.26%
Risk-free interest rate                           4.00%               4.00%
Expected option life (in years)                   5.0                 5.0
Weighted average fair value per share
   of options granted during the period           --                  --

The following table summarizes stock option activity during the six months ended December 31, 2006:

                                                Employee Stock Options Plan
                                           ------------------------------------
                                                                      Weighted
                                           Number of    Weighted      Average
                                            Shares       Average     Remaining
                                            Subject     Exercise    Contractual
                                           To Option      Price         Term
                                           ------------------------------------
   Balance at July 1, 2006                  146,200      $14.02           8
   Granted                                       --          --          --
   Exercised                                (15,000)      10.05
   Forfeited or expired                      (7,200)      13.39
                                           ------------------------------------
   Balance at December 31, 2006             124,000       14.53           8
                                           ====================================
   Exercisable at December 31, 2006          51,000       10.15         6.5
                                           ====================================

The intrinsic value of stock options exercised was $62,170, during the six months ended December 31, 2006. The intrinsic value of stock options outstanding and exercisable as of December 31, 2006 was $436,975.

Note 4. Commitments and Contingencies

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $119,650 at December 31, 2006. The Company does not expect to fund any of the amounts under the standby letters of credit. As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company. It is not possible at this time to predict the outcome of any such actions. There are no pending claims against the Company.

Note 5. Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are "more-likely-than-not" to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings and an adjustment to tax liabilities in the period of adoption. FIN 48 will be effective beginning July 1, 2007. The adoption of FIN 48 will not have a material effect on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the effect of the guidance contained in SFAS 157 and does not expect the implementation to have a material effect on the Company's financial statements.

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30.

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $111,375 for the quarter ended December 31, 2006 and $218,625 for the six-month period ending December 31, 2006. The ESOP shares as of December 31, 2006 were as follows:

        Allocated Shares                                           436,492
        Committed-to-be-released shares                             12,500
        Unreleased shares                                          261,667
                                                                ----------

        Total shares held by the ESOP                              710,659
                                                                ==========

        Fair value of unreleased shares at December 31, 2006   $ 4,898,406
                                                               ===========

Note 7. Stock Split

On December 30, 2005, the Company effected a one-for-one stock split in the form of a dividend of one share of common stock for each share of common stock outstanding. The Company also allocated to treasury an additional share for each share being held as a treasury share. All references to the number of common shares, shares related to the Company's stock option plan, as well as per share data in the accompanying financial statements, have been adjusted to reflect the stock split on a retroactive basis. As a result of the stock split, common stock was increased and retained earnings was decreased by $504,979.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Management is optimistic about the future of the Company. In the first half of fiscal 2007, the Company received approximately $8.2 million in new orders. These orders include both follow-on production quantities for mature products and engineering development orders which will enable the Company to utilize its engineering expertise in developing new customer specific products. Some of these products, once developed, will be produced in the Company's manufacturing facility and are expected to provide large production order quantities over several years. These orders are in line with the Company's strategy of getting involved in long-term high quantity military and industrial products.

The sales backlog of approximately $33.7 million at December 31, 2006 gives the Company a solid base of future sales and, therefore, management continues to expect an increase in sales during fiscal 2007 as compared to fiscal 2006. In addition to the backlog, the Company currently has outstanding quotations representing in excess of $31 million in the aggregate for both repeat and new programs. New orders received in the first half of fiscal 2007 were approximately $8.2 million compared to approximately $20.6 million in the first half of fiscal 2006. Many potential orders are currently being discussed and negotiated with our customers and management expects to book several orders in the second half of the fiscal year.

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

The total backlog for the Company of $33.7 million at December 31, 2006, down $9.0 million as compared to December 31, 2005, represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at December 31, 2006 is approximately $29.4 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $4.3 million and represents firm multi-year orders for which funding has not yet been appropriated by

Congress. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding. The unfunded backlog at December 31, 2005 was approximately $8.6. The backlog at December 31, 2006, as discussed above, includes significant orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements.

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

Results of Operations

Net sales for the three months ended December 31, 2006 were $6,119,320 as compared to $5,056,083 for the same period in 2005, representing a 21.0% increase. Net sales for the six months ended December 31, 2006 were $12,191,226 as compared to $9,616,657 for the same period in 2005, representing a 27% increase. Generally, these increases can be attributed to the contract specific nature of the Company's business. The Company continues to deliver product on its single largest order for power supplies. The increase in sales for the three and six months ended December 31, 2006 is largely attributable to an increase in shipments to two customers for power supplies and transformers.

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

For the three months ended December 31, 2006 and 2005 gross profits were $1,258,221 and $947,360, respectively. Gross profit as a percentage of sales was 20.6% and 18.7%, for the three months ended December 31, 2006 and 2005, respectively. For the six months ended December 31, 2006 and 2005 gross profits were $2,655,529 and $1,827,650, respectively. Gross profit as a percentage of sales was 21.8% and 19.0%, for the six months ended December 31, 2006 and 2005, respectively. The improved gross profit percentage in the three and six months ended December 31, 2006, relates to a favorable mature product mix and lower overhead expenses, offset partially by stock option expense. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully obtained and executed. Employment of full time equivalents at December 31, 2006 was 173.5 compared to 175 people at December 31, 2005.

Selling, general and administrative expenses were $712,743 for the three months ended December 31, 2006, an increase of $46,303 compared to the three months ended December 31, 2005. Selling, general and administrative expenses were $1,439,723 for the six months ended December 31, 2006, an increase of $103,564 compared to the six months ended December 31, 2005. The increase is primarily due to stock option expense and an increase in selling expenses.

Other income for three and six months ended December 31, 2006 increased as compared to the three months ended December 31, 2005 due to increased interest income on the Company's cash and cash equivalents and short-term investments due to higher interest rates. The Company does not believe that there is a significant risk associated with its investment policy, since at December 31, 2006 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market accounts.

The effective income tax rate at December 31, 2006 and 2005 was 33.8% and 29.0%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the foreign exportation benefit the Company receives on its international sales, the Qualified Production Activities benefit, and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended December 31, 2006, was $479,911 or $.23 per share, both basic and diluted, compared to $274,260 or $.14 and $.13 per share, basic and diluted, for the three months ended December 31, 2005. Net income for the six months ended December 31, 2006, was $1,022,961 or $.50 and $.49 per share, basic and diluted, compared to $492,004 or $.24 per share, both basic and diluted, for the six months ended December 31, 2005. The increase in net income per share was due to improved gross profit as a percentage of sales, offset partially by the increase in selling, general and administrative expenses.

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

The Company's working capital as of December 31, 2006 was approximately $26.8 million. During the three months ended December 31, 2006 and 2005 the Company repurchased 4,307 and 14,462 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP"), for a total purchase price of $79,077 and $262,125, respectively. During the six months ended December 31, 2006 and 2005 the Company repurchased 6,073 and 38,746 shares, respectively, of its common stock for a total purchase price of $110,202 and $679,809, respectively. Under existing authorizations from the Company's Board of Directors, as of December 31, 2006, management is authorized to purchase an additional $889,798 million of Company stock.

                                                    Six Months Ended December 31,
                                                         2006           2005
                                                      ----------     -----------
Net cash provided by (used in) operating activities   $2,023,386     $  (325,582)
Net cash used in investing activities                   (488,871)     (5,553,408)
Net cash (used in) provided by financing activities     (489,437)      3,532,588


Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities decreased in the first half of fiscal 2007 due to the decrease in purchases of short-term investments and the ESOP transaction which occurred in the prior year. The decrease in cash provided by financing activities is due primarily to decrease in purchases of treasury stock and the ESOP transaction which occurred in the prior year.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2006 and 2005, the Company expended $200,871 and $258,908, respectively, for plant improvements and new equipment. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal 2007. Management presently anticipates that the funds required will be available from current operations.

The Company has entered into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated $119,650 at December 31, 2006. The Company does not expect to fund any of the amounts under the standby letters of credit.


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

                    PART II: Other Information and Signatures

Item 1.       Legal Proceedings

              None

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

              (a) None

              (c) Securities Repurchased

                                               Purchases of Equity Securities

                                                                     Total Number        Maximum Number
                                                                       of Shares         (or Approximate
                                                                       Purchased         Dollar Value)
                                                                      as Part of           of Shares
                                         Total          Average        Publicly           that May Yet
                                        Number           Price         Announced          Be Purchased
                                       of Shares         Paid           Plan or          Under the Plan
              Period                   Purchased       per Share        Program          or Program (1)
              ------------------------------------------------------------------------------------------
              December 1 to
              December 31, 2006          4,307          $18.36           4,307              $889,798

              (1) Pursuant to a prior Board of Directors authorization, as of December 31, 2006 the Company can repurchase up to $889,798 of its common stock pursuant to an ongoing plan.

Item 3        Defaults on Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              (a) The  Company's  Annual  Meeting of  Shareholders  (the "Annual
                  Meeting") was held on November 20, 2006.

              (b) Howard  Pinsley,  Alvin Sabo and Carl Helmetag were re-elected as Class A directors each to serve for a three-year term. Continuing as directors after the Annual Meeting were:

                      Class A (term expiring 2009):    Howard Pinsley
                                                       Alvin Sabo
                                                       Carl Helmetag

                      Class B (term expiring 2007):    Barry Pinsley
                                                       Seymour Saslow

                      Class C (term expiring 2008):    Paul J. Corr
                                                       Michael W. Wool

              (c) The following matters were voted upon at the annual meeting:

                  The election of three Class A directors. The votes were cast as follows:

                    Nominee:                 Voted For:      Voted Against or Withheld:      Broker Non-Votes:
                    -------                  ---------       -------------------------       ----------------
                    Howard Pinsley           1,844,151                284,027                       0
                    Alvin Sabo               2,075,064                 53,114                       0
                    Carl Helmetag            2,072,944                 55,234                       0

                  Ratification of Rotenberg & Company LLP, as independent auditors for the Corporation for the fiscal year ending June 30, 2007. The votes were cast as follows:

                      Shares in favor               2,111,861
                      Shares against                    1,740
                      Abstentions                      14,576
                      Broker non-votes                      0


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

February 12, 2007
-----------------
      Date