Form 10QSB
period 2007-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2007-05-10
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                           Outstanding at May 10, 2007
                 -----                           ---------------------------
   Common stock, $.33-1/3 par value                   2,315,693 shares


Transitional Small Business Disclosure Format YES [ ] NO [ X ]

                              ESPEY MFG. & ELECTRONICS CORP.
                             Quarterly Report on Form 10-QSB
                                        I N D E X

PART I    FINANCIAL INFORMATION                                                     PAGE

          Item 1      Financial Statements:

                          Balance Sheet (Unaudited)  - March 31, 2007                1

                          Statements of Income (Unaudited) -
                          Three and Nine Months Ended March 31, 2007 and 2006        2

                          Statements of Cash Flows (Unaudited)-
                          Nine Months Ended March 31, 2007 and 2006                  3

                          Notes to Financial Statements (Unaudited)                  4

          Item 2      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                  8

          Item 3      Controls and Procedures                                       11

PART II   OTHER INFORMATION                                                         12

          Item 1      Legal Proceedings                                             12

          Item 2      Unregistered Sales of Equity Securities and Use of Proceeds   12

          Item 3      Defaults on Senior Securities                                 12

          Item 4      Submission of Matters to a Vote of Security Holders           12

          Item 5      Other Information                                             12

          Item 6      Exhibits                                                      13

          SIGNATURES                                                                13


                                PART I: FINANCIAL INFORMATION

                                ESPEY MFG. & ELECTRONICS CORP.
                                  Balance Sheet (Unaudited)
                                        March 31, 2007

                                                                                  March 31,
                                                                                     2007
                                                                                 ------------
ASSETS:

          Cash and cash equivalents $                                            $  8,138,084
          Short term investments                                                    4,224,000
          Trade accounts receivable, net                                            4,577,044
          Other receivables                                                             3,356

          Inventories:
                  Raw materials and supplies                                        1,804,576
                  Work-in-process                                                   1,955,619
                  Costs relating to contracts in process, net of advance
                    payments of  $140,045 at March 31, 2007                         7,923,866
                                                                                 ------------
                                    Total inventories                              11,684,061

          Deferred income taxes                                                       174,431
          Prepaid expenses and other current assets                                   645,667
                                                                                 ------------
                                    Total current assets                           29,446,643
                                                                                 ------------
          Property, plant and equipment, net                                        2,884,906
                                                                                 ------------

                                    Total assets                                 $ 32,331,549
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

          Accounts payable                                                       $    998,863
          Accrued expenses:
                  Salaries, wages and commissions                                     154,630
                  Vacation                                                            546,149
                  ESOP payable                                                        220,842
                  Other                                                                47,135
          Payroll and other taxes withheld and accrued                                 54,208
          Income taxes payable                                                        116,136
                                                                                 ------------
                                    Total current liabilities                       2,137,963
                                                                                 ------------
          Deferred income taxes                                                       181,248
                                                                                 ------------
                                    Total liabilities                               2,319,211
                                                                                 ------------

          Common stock, par value $.33-1/3 per share.
              Authorized 10,000,000 shares; issued 3,029,874 shares
              on March 31, 2007. Outstanding 2,313,293 (includes
               255,417 Unearned ESOP Shares) on March 31, 2007                      1,009,958
          Capital in excess of par value                                           12,737,251
          Retained earnings                                                        26,552,825

          Less: Unearned ESOP Shares                                               (3,961,079)
                Treasury shares, cost of 716,581 shares on March 31, 2007          (6,326,617)
                                                                                 ------------
                                    Total stockholders' equity                     30,012,338
                                                                                 ------------

                                    Total liabilities and stockholders' equity   $ 32,331,549
                                                                                 ============

See accompanying notes to the financial statements.


                                       ESPEY MFG. & ELECTRONICS CORP.
                                      Statements of Income (Unaudited)
                             Three and Nine Months Ended March 31, 2007 and 2006


                                                         Three Months                    Nine Months
                                                      2007          2006             2007          2006
                                                 ------------   ------------    ------------   ------------
Net sales                                        $  8,059,695   $  4,677,808    $ 20,250,921   $ 14,294,465
Cost of sales                                       6,443,561      3,635,543      15,979,258     11,424,550
                                                 ------------   ------------    ------------   ------------
       Gross profit                                 1,616,134      1,042,265       4,271,663      2,869,915

Selling, general and
   administrative expenses                            697,740        649,101       2,137,463      1,985,260
                                                 ------------   ------------    ------------   ------------

       Operating income                               918,394        393,164       2,134,200        884,655
                                                 ------------   ------------    ------------   ------------

Other income (expense)

       Interest and dividend income                   151,896        121,213         447,285        331,123
       Other                                            9,589           (213)         43,939         (8,650)
                                                 ------------   ------------    ------------   ------------
                                                      161,485        121,000         491,224        322,473
                                                 ------------   ------------    ------------   ------------

Income before income taxes                          1,079,879        514,164       2,625,424      1,207,128

Provision for income taxes                            365,849        149,107         888,433        350,067
                                                 ------------   ------------    ------------   ------------

                  Net income                     $    714,030   $    365,057    $  1,736,991   $    857,061
                                                 ============   ============    ============   ============

Net income per share:

       Basic                                     $       0.35   $       0.18    $       0.85   $       0.43
       Diluted                                   $       0.34   $       0.18    $       0.84   $       0.42
                                                 ------------   ------------    ------------   ------------

Weighted average number of shares outstanding:

       Basic                                        2,053,545      2,010,173       2,044,839      2,010,580
       Diluted                                      2,077,994      2,041,443       2,069,730      2,048,022
                                                 ------------   ------------    ------------   ------------

Dividends per share:                             $       0.15   $       0.09    $       0.41   $       0.25
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

                                    ESPEY MFG. & ELECTRONICS CORP.
                                 Statements of Cash Flows (Unaudited)
                               Nine Months Ended March 31, 2007 and 2006

                                                                                    March 31,
                                                                               2007           2006
                                                                            -----------    -----------
Cash Flows From Operating Activities:
       Net income                                                           $ 1,736,991    $   857,061

       Adjustments to reconcile net income to net
          cash provided by operating activities:
       Tax effect on stock options                                               64,636             --
       Stock option compensation                                                119,856             --
       Depreciation                                                             363,833        403,191
       ESOP compensation expense                                                333,250        332,248
       Loss on disposal of assets                                                 5,404         26,741
       Deferred income tax                                                      (54,867)       (52,500)
       Changes in assets and liabilities:
           (Increase) Decrease in trade receivable, net                        (363,816)       135,720
           Decrease (Increase) in other receivables                               3,528         (5,100)
           Decrease (Increase) in inventories                                   720,318     (2,202,770)
           Increase in prepaid expenses and other current assets                (91,540)      (359,336)
           Increase in accounts payable                                         383,277      1,359,487
           Increase in accrued salaries, wages and commissions                   26,623         30,857
           (Decrease) Increase in other accrued expenses                         (4,265)         4,042
           Increase in vacation accrual                                             726         11,674
           Increase in payroll and other taxes withheld and accrued              13,611          9,334
           Decrease in income taxes payable                                    (538,082)      (164,257)
           Decrease in ESOP payable                                            (112,408)       (75,750)
                                                                            -----------    -----------
                      Net cash provided by operating activities               2,607,075        310,642
                                                                            -----------    -----------

Cash Flows From Investing Activities:
       Unearned ESOP Shares                                                          --     (4,335,000)
       Additions to property, plant and equipment                              (371,701)      (360,464)
       Proceeds on sale of assets, net                                               10            500
       Purchase of short term investments                                    (3,648,000)    (5,280,000)
       Maturity of short term investments                                     3,360,000      4,224,000
                                                                            -----------    -----------
                      Net cash used in investing activities                    (659,691)    (5,750,964)
                                                                            -----------    -----------

Cash Flows From Financing Activities:
       Sale of treasury stock                                                        --      4,396,423
       Dividends on common stock                                               (836,111)      (505,631)
       Purchase of treasury stock                                              (298,064)      (679,808)
       Proceeds from exercise of stock options                                  252,260        153,055
                                                                            -----------    -----------
                      Net cash (used in) provided by financing activities      (881,915)     3,364,039
                                                                            -----------    -----------

Increase (Decrease) in cash and cash equivalents                              1,065,469     (2,076,283)
Cash and cash equivalents, beginning of period                                7,072,615      9,803,507
                                                                            -----------    -----------
Cash and cash equivalents, end of period                                      8,138,084      7,727,224
                                                                            ===========    ===========

Supplemental disclosures of cash flow information:
       Income Taxes Paid                                                    $ 1,417,038    $   591,345
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

Note 3. Stock Based Compensation

Prior to July 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations, as permitted by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Accordingly, no stock-based compensation expense was recognized in the Statement of Income for the three and nine months ended March 31, 2006, as all options granted under the Company's stock-based employee compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation expense was included as a pro forma disclosure in the Notes to the Company's financial statements for the three and nine months ended March 31, 2006.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized during the three and nine months ended March 31, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123. Results for prior periods have not been restated, as allowed for under the modified prospective transition method. No new grants have been awarded since July 1, 2006.

Total stock-based compensation expense recognized in the Statement of Income for the three and nine months ended March 31, 2007, was $43,836 and $119,856, respectively, before income taxes. The related total deferred tax benefit was approximately $3,470 and $9,462, for the three and nine months ended March 31, 2007, respectively. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As  of  March  31,  2007  there  was  approximately   $221,866  of  unrecognized
compensation cost related to stock option awards that is expected to be recognized as expense over a period of 2 years.

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

Shares issued to satisfy option grants are issued from Treasury stock. Options authorized for issuance under the 2000 Stock Option Plan totaled 275,300. As of March 31, 2007, of the options authorized for issuance, 149,400 were granted and are outstanding, 41,000 of which are vested and exercisable. Options available for future grants at March 31, 2007 total 68,400.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate stock-based employee compensation for the three and nine months ended March 31, 2007:

                                          Three Months Ended   Nine Months Ended
                                            March 31, 2007      March 31, 2007
                                            --------------      --------------
 Dividend yield                                   2.40%              2.53%
 Expected stock price volatility                 22.29%             21.80%
 Risk-free interest rate                          4.54%              4.42%
 Expected option life (in years)                  5.0                5.0
 Weighted average fair value per share
    of options granted during the period         $3.284             $3.284

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

The following table illustrates the effect on net income per share for the three and nine months ended March 31, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                              Three Months Ended  Nine Months Ended
                                                March 31, 2006     March 31, 2006
                                                --------------     --------------
Net income, as reported                         $      365,057     $      857,061
Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method for all
        awards, net of related income taxes            (20,926)           (46,710)
                                                --------------     --------------
Pro forma net income                            $      344,131     $      810,351
                                                ==============     ==============

Income per share:
Basic - as reported                             $          .18     $          .43
Basic - pro forma                               $          .17     $          .40
Diluted - as reported                           $          .18     $          .42
Diluted - pro forma                             $          .17     $          .40


The table below outlines the weighted average assumptions as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended March 31, 2006:

                                           Three Months Ended  Nine Months Ended
                                             March 31, 2006     March 31, 2006
                                             --------------     --------------
  Dividend yield                                   2.46%              2.46%
  Expected stock price volatility                 23.26%             23.26%
  Risk-free interest rate                          4.00%              4.00%
  Expected option life (in years)                  5.0                5.0
  Weighted average fair value per share
     of options granted during the period         --                 $4.221

The following table summarizes stock option activity during the nine months ended March 31, 2007:

                                             Employee Stock Options Plan
                                         ------------------------------------
                                                                   Weighted
                                          Number of    Weighted     Average
                                            Shares      Average    Remaining
                                           Subject      Exercise  Contractual
                                          To Option      Price       Term
                                         ------------------------------------
    Balance at July 1, 2006                 146,200      $14.02        8
    Granted                                  37,800       18.29       10
    Exercised                               (25,000)      10.09       --
    Forfeited or expired                     (9,600)      14.44       --
                                         ------------------------------------
    Balance at March 31, 2007               149,400       15.73        8
                                         ====================================
    Exercisable at March 31, 2007            41,000       10.15        6
                                         ====================================

The intrinsic value of stock options exercised was $106,108, during the nine months ended March 31, 2007. The intrinsic value of stock options outstanding and exercisable as of March 31, 2007 was $389,485.

Note 4.  Commitments and Contingencies

The Company at times, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. The Company has no outstanding standby letters of credit agreements at March 31, 2007. As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company. It is not possible to predict the outcome of such actions. Currently the Company has no claims or assertions against it.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $114,625 for the quarter ended March 31, 2007 and $333,250 for the nine-month period ending March 31, 2007. The ESOP shares as of March 31, 2007 were as follows:

         Allocated Shares                                       426,296
         Committed-to-be-released shares                         18,750
         Unreleased shares                                      255,417
                                                             ----------

         Total shares held by the ESOP                          700,463
                                                             ==========

         Fair value of unreleased shares at March 31, 2007   $5,018,944
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

The sales backlog of approximately $32.1 million at March 31, 2007 gives the Company a solid base of future sales. Management continues to expect an increase in sales for fiscal 2007 as compared to fiscal 2006. In addition to the backlog, the Company currently has outstanding quotations representing approximately $39.6 million in the aggregate for both repeat and new programs. New orders received in the first nine months of fiscal 2007 were approximately $14.7 million compared to approximately $23.7 in the first nine months of fiscal 2006. These orders include both follow-on production quantities for mature products, and engineering development orders which will enable the Company to utilize its engineering expertise in developing new customer specific products. Some of these products, once developed, will be produced in the Company's manufacturing facility and are expected to provide large production order quantities over several years. These orders are in line with the Company's strategy of being involved in long-term high quantity military and industrial products. Although the sales backlog and new orders booked are down as compared to the same point in fiscal 2006, many potential orders are currently being discussed and negotiated with our customers and management expects to book several orders in the final quarter of the fiscal year. Management is currently in the latter stage of negotiations with its customers on potential orders representing in excess of $20 million in the aggregate and expects to increase the backlog significantly by June 30, 2007. These new orders should allow the Company to maintain current sales levels for fiscal 2008.

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

The total backlog for the Company of $32.1 million at March 31, 2007, down $9 million as compared to March 31, 2006, represents the estimated remaining sales value of work to be performed under firm contracts and includes orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements. The funded portion of this backlog at March 31, 2007 is approximately $27.8 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $4.3 million and represents firm multi-year orders for which funding has not yet been appropriated by Congress. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding. The unfunded backlog at March 31, 2006 was $8.3 million.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company's working capital. Expectations are that the working capital will be required to fund new orders over the next several quarters, dividend payments, and general operations of the business. Also, the Mergers and Acquisitions Committee of the Board of Directors continues to evaluate potential strategic options on a periodic basis.

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

Results of Operations

Net sales for the three months ended March 31, 2007 were $8,059,695 as compared to $4,677,808 for the same period in 2006, representing a 72.3% increase. Net sales for the nine months ended March 31, 2007 were $20,250,921 as compared to $14,294,465 for the same period in 2006, representing a 41.7% increase. Generally, these increases can be attributed to the contract specific nature of the Company's business. The Company continues to deliver product on its single largest order for power supplies. The increase in sales for the three and nine months ended March 31, 2007 is largely attributable to an increase in shipments to two customers for military and industrial power supplies.

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

For the three months ended March 31, 2007 and 2006 gross profits were $1,616,134 and $1,042,265, respectively. Gross profit as a percentage of sales was 20.1% and 22.3%, for the three months ended March 31, 2007 and 2006, respectively. For the nine months ended March 31, 2007 and 2006 gross profits were $4,271,663 and $2,869,915, respectively. Gross profit as a percentage of sales was 21.1% and 20.1%, for the nine months ended March 31, 2007 and 2006, respectively. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully obtained and executed. Employment of full time equivalents at March 31, 2007 was 181 people compared to 173 people at March 31, 2006.

Selling, general and administrative expenses were $697,740 for the three months ended March 31, 2007, an increase of $48,639 compared to the three months ended March 31, 2006. Selling, general and administrative expenses were $2,137,463 for the nine months ended March 31, 2007, an increase of $152,203 compared to the nine months ended March 31, 2006. The increase for the three and nine months ended March 31, 2007, is primarily due to employee training and recruitment fees, stock option expense and an increase in selling expenses.

Other income for three and nine months ended March 31, 2007 increased as compared to the three and nine months ended March 31, 2006 due to increased interest income on the Company's cash and cash equivalents and short-term investments due to higher interest rates. The Company does not believe that there is a significant risk associated with its investment policy, since at March 31, 2007 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market accounts.

The effective income tax rate at March 31, 2007 and 2006 was 33.8% and 29.0%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the foreign exportation benefit the Company receives on its international sales, the Qualified Production Activities benefit, and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended March 31, 2007, was $714,030 or $.35 and $.34 per share, basic and diluted, respectively, compared to $365,057 or $.18 per share, both basic and diluted, for the three months ended March 31, 2006. Net income for the nine months ended March 31, 2007, was $1,736,991 or $.85 and $.84 per share, basic and diluted, respectively, compared to $857,061 or $.43 and $.42 per share, basic and diluted, respectively, for the nine months ended March 31, 2006. The increase in net income per share was due to higher sales, offset partially by the increase in selling, general and administrative expenses.

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

The Company's working capital as of March 31, 2007 was approximately $27.3 million. During the three months ended March 31, 2007 and 2006 the Company repurchased 10,196 and 0 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP"), for a total purchase price of $187,861 and $0, respectively. During the nine months ended March 31, 2007 and 2006 the Company repurchased 16,269 and 38,746 shares, respectively, of its common stock for a total purchase price of $298,064 and $679,808, respectively. Under existing authorizations from the Company's Board of Directors, as of March 31, 2007, management is authorized to purchase an additional $701,936 of Company stock.

                                                        Nine Months Ended March 31,
                                                            2007          2006
                                                        -----------    -----------
Net cash provided by operating activities               $2,607,075     $  310,642
Net cash used in investing activities                     (659,691)    (5,750,964)
Net cash (used in) provided by financing activities       (881,915)     3,364,039


Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities decreased in the first nine months of fiscal 2007 due to the purchase of short-term investments and the ESOP described in note 6. The decrease in cash provided by financing activities is due primarily to the sale of treasury shares to the ESOP in the first half of fiscal 2007.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2007 and 2006, the Company expended $371,701 and $360,464, respectively, for plant improvements and new equipment. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal 2007 and expects to spend slightly over the budgeted amount. Management presently anticipates that the funds required will be available from current operations.

The Company on occasion, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements were $0 at March 31, 2007.

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

                    PART II: Other Information and Signatures

Item 1.       Legal Proceedings

              None

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

              (a) None

              (c) Securities Repurchased

                                                 Purchases of Equity Securities

                                                                     Total Number        Maximum Number
                                                                       of Shares         (or Approximate
                                                                       Purchased         Dollar Value)
                                                                      as Part of           of Shares
                                         Total          Average        Publicly           that May Yet
                                        Number           Price         Announced          Be Purchased
                                       of Shares         Paid           Plan or          Under the Plan
              Period                   Purchased       per Share        Program          or Program (1)
              ------------------------------------------------------------------------------------------
              March 1 to
              March 31, 2007            10,196          $18.425         10,196              $701,936

              (1) Pursuant to a prior Board of Directors authorization, as of March 31, 2007 the Company can repurchase up to $701,936 of its common stock pursuant to an ongoing plan.


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

May 10, 2007
------------
   Date