Form 10KSB
period 2007-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2007-09-10
CIK 33533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         [ ] Yes [X] No

Revenues for fiscal year ended June 30, 2007 were $27,656,359.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $34,425,742 based upon the closing sale price of $24.09 on the American Stock Exchange on June 30, 2007.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at September 5, 2007
             -------                          --------------------------------
Common stock, $.33-1/3 par value                        2,307,150 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants' definitive proxy statement relating to the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-KSB as indicated herein.

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

Item 1.  Description of Business

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

In the fiscal years ended June 30, 2007 and 2006, the Company's total sales were $27,656,359 and $20,851,570, respectively. Sales to two customers accounted for 30% and 29% of total sales in 2007. Sales to three customers accounted for 35%, 17% and 13% of total sales in 2006.

Export sales in 2007 and 2006 were approximately $3,747,000 and $3,392,000, respectively.

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

Sales Backlog

At September 5, 2007, the Company's backlog was approximately $35.7 million. The total backlog at June 30, 2007 was approximately $36.3 million as compared to approximately $37.7 million at June 30, 2006. The Company's total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The Company's backlog and risks associated with government contracts is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

It is presently anticipated that a minimum of $25.7 million of orders comprising the June 30, 2007 backlog will be filled during the fiscal year ending June 30, 2008. The minimum of $25.7 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2008. The estimate of the June 30, 2007 backlog to be shipped in fiscal 2008 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

Research and Development

The Company's expenditures for research and development were approximately $79,836 and $121,000 in 2007 and 2006, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvement of existing products.

Employees

The Company had 180 employees as of September 5, 2007. Some of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. The current collective bargaining agreement expires on June 30, 2008. Relations with the Union are considered good. Union membership at September 5, 2007 was 76 people.

Government Regulations

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2007, and the Company believes will not in fiscal year 2008, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

The Company's U.S. government contract and subcontract orders are funded by government budgets, which operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to Congress a proposed budget for the upcoming fiscal year. This budget includes recommended appropriations for every federal agency and is the result of months of policy and program reviews throughout the executive branch. From February through September of each year, the appropriations and authorization committees of Congress review the President's budget proposals and establish the funding levels for the upcoming fiscal year in appropriations and authorization legislation. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.

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

Also, our international sales are denominated in United States currency. Consequently, changes in exchange rates that strengthen the United States dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products.

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

Item 2.  Description of Property

The Company's manufacturing and engineering facilities are located in Saratoga Springs, New York.

The Saratoga Springs plant, which the Company owns, consists of various adjoining one-story buildings on a 22 acre site. (Approximately 8 acres of this site is unimproved) The property is not subject to mortgage indebtedness or any other material encumbrance. The plant has a sprinkler system throughout and contains approximately 151,000 square feet of floor space, of which 90,000 is used for manufacturing, 24,000 for engineering, 33,000 for shipping and climatically secured storage, and 4,000 for offices. The offices, engineering and some manufacturing areas are air-conditioned. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, plating, impregnation and spray-painting operations. The manufacturing operation also includes a complete machine shop, with welding and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. In addition to meeting all of the Company's in-house needs, the plating, machine shop and environmental facilities are available to other companies on a contract basis.

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

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the American Stock Exchange (ticker symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

         2007                               High                   Low
         First Quarter                      18.30                 16.10
         Second Quarter                     19.05                 16.65
         Third Quarter                      19.91                 16.85
         Fourth Quarter                     24.30                 19.61

         2006                               High                   Low
         First Quarter                      17.88                 15.05
         Second Quarter                     20.45                 17.31
         Third Quarter                      18.95                 15.00
         Fourth Quarter                     19.45                 15.90

Holders

The approximate number of holders of record of the common stock was 117 on September 5, 2007 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on common stock of $.56 and $.34 per share for the fiscal years ended June 30, 2007 and 2006, respectively. The Board of Directors has authorized the payment of a fiscal 2008 first quarter dividend of $.175 payable September 21, 2007 to shareholders of record on September 4, 2007.

During fiscal 2007, the Company sold common stock to certain employees and directors as they exercised existing stock options granted under a shareholder approved plan. During the year, 28,600 shares were sold at prices that ranged from $8.98 a share to $11.25 a share. The securities were sold for cash. Proceeds are used for general working capital purposes.

There were no purchases of equity securities in the fiscal 2007 fourth quarter.


                        Securities Authorized For Issuance Under Equity Compensation Plans


                           Number of securities to      Weighted-average             Number of Securities remaining
                           be issued upon exercise      exercise price of         available for future issuance under
                           of outstanding options,    outstanding options,        equity compensation plan (excluding
Plan Category                warrants and rights       warrants and rights         securities reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
                                     (a)                       (b)                               (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation
   plans approved by
   security holders                138,800                   $15.77                             75,400
Equity compensation
   plans not approved
   by security holders
                                   -------                                                      ------
           Total                   138,800                                                      75,400
----------------------------------------------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

The business outlook for the Company is excellent. The order backlog, together with potential new orders realized from outstanding quotations by the Company, remain at a level that should permit the Company to sustain the level of its fiscal year 2007 revenues in fiscal year 2008. Expectations are for product mix and margins to remain favorable for fiscal 2008. During fiscal 2007 new orders received by the Company were approximately $26.3 million. The order backlog of approximately $36.3 million at June 30, 2007 gives the Company a solid base of future sales. It is presently anticipated that a minimum of $25.7 million of orders comprising the June 30, 2007 backlog will be filled during the fiscal year ending June 30, 2008. The minimum of $25.7 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2008. The backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at June 30, 2007 is approximately $31.6 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $4.7 million and represents firm multi-year orders for which funding has not yet been appropriated by Congress. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding. The unfunded backlog at June 30, 2006 was approximately $8.5 million.

In addition to the backlog, the Company currently has outstanding quotations representing in excess of $42 million in the aggregate for both repeat and new programs. Many potential orders are currently being discussed and negotiated with existing and potential customers. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and military procurement generally.

Sales to two significant customers in fiscal 2007 represented 59% of the Company's total sales. While the Company has always had a small number of customers that make up its total sales in any given year, management is pursuing business opportunities involving significant product programs with new and current customers with an objective of lowering the overall concentration of sales, and minimizing the impact of loss of a significant customer or excessive reliance upon a single major product program of a particular customer.

Management continues to invest in capital equipment to upgrade its technology and stay current with the industry. Capital expenditures are expected to be $400,000 for fiscal 2008. Also, management along with the Company's Board of Directors, continues to look for potential opportunities to expand the Company's business through acquisitions.

Results of Operations

Net Sales for fiscal years ended June 30, 2007 and 2006, were $27,656,359 and $20,851,570, respectively, a 32.6% increase. Generally, this increase can be attributed to the contract specific nature of the Company's business and the long-term nature of these contracts. The Company continues to deliver product on its single largest order for power supplies. The increase in sales is largely attributable to an increase in shipments to two customers for military and industrial power supplies. The sales backlog at June 30, 2007, as discussed above, includes significant orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements.

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

For fiscal years ended June 30, 2007 and 2006 gross profits were $6,059,967 and $4,542,089, respectively. Gross profit as a percentage of sales was 21.9% and 21.8%, for fiscal 2007 and 2006, respectively. A favorable product mix in fiscal 2007, offset by higher ESOP and stock-based compensation expense, caused the gross profit percentage in fiscal 2007 to be consistent with fiscal 2006. ESOP compensation expense included in cost of sales was $377,701 for the fiscal year ended June 30, 2007, and $356,990 for the fiscal year ended June 30, 2006. Stock-based compensation expense included in cost of sales was $56,318 for the fiscal year ended June 30, 2007 and zero for the fiscal year ended June 30, 2006 (see notes 11 and 12 to the financial statements). Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at June 30, 2007 was 179 people, compared to 169 people employed at June 30, 2006.

Selling, general and administrative expenses were $2,831,365 for the fiscal year ended June 30, 2007, an increase of $194,907, or 7.4% as compared to the prior year. This increase is primarily due to employee training and recruitment fees, stock-based compensation and in increase in selling expenses.

Other income for the fiscal years ended June 30, 2007 and 2006 was $677,888 and $460,923, respectively, a 47.1% increase. This increase is due to increased interest income on the Company's cash and cash equivalents and short-term investments due to higher interest rates as well as an increase in scrap metal income. The Company does not believe that there is significant risk associated with its investment policy, since at June 30, 2007 all of the investments were primarily represented by short-term liquid investments including certificates of deposit and money market accounts.

The effective income tax rate was 34.9% in fiscal 2007 and 34.2% in fiscal 2006. The effective tax rate was impacted in fiscal 2007 mainly due to the qualified production activities benefit, ESOP dividend payment deduction, offset by ESOP differences between book expense and tax expense for currently allocated shares and state taxes.

Net income for fiscal 2007, was $2,544,720 or $1.24 and $1.23 per share, basic and diluted, respectively, compared to net income of $1,558,016 or $.77 and $.76 per share, basic and diluted, respectively, for fiscal 2006. The increase in net income per share was due to increased sales offset partially by the increase in selling, general and administrative expenses.

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

The Company's working capital as of June 30, 2007 and 2006 was $28,301,566 and $26,316,971, respectively. During 2007 and 2006 the Company repurchased 16,269 and 38,746 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") and in other open market transactions, for a total purchase price of $298,064 and $679,809, respectively. Under existing authorizations from the Company's Board of Directors, as of June 30, 2007, management is authorized to purchase an additional $2 million of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

                                                           2007         2006
                                                           ----         ----
Net cash provided by (used in) operating activities... $ 6,075,626  $  (309,778)
Net cash used in investing activities.................    (948,993)  (5,667,338)
Net cash (used in) provided by financing activities ..  (1,103,137)   3,246,224

Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, receipt of progress payments, level of sales and payments of accounts payable. Net cash used in investing activities decreased in fiscal 2007 as expected due to the ESOP transaction executed in fiscal 2006 and described in note 11. The decrease in cash provided by (used in) financing activities is also due primarily to the sale of treasury shares to the ESOP in the first half of fiscal 2006 as described in note 11 and an increase in dividends paid on common stock.

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

During fiscal year 2007 and fiscal 2008, the Company expended $565,003 and $468,868, respectively, for plant improvements and new equipment. The Company has budgeted approximately $400,000 for new equipment and plant improvements in fiscal 2008. Management anticipates that the funds required will be available from current operations.

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

Percentage of completion accounting requires judgment relative to expected sales, estimating costs and making assumptions related to technical issues and delivery schedules. Contract costs include material, subcontract costs, labor and an allocation of overhead costs. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation of cost at completion. When a change in expected sales value or estimated cost is determined, changes are reflected in current period earnings.


Item 7.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Espey Mfg. & Electronics Corp.
Saratoga Springs, New York:


We have audited the accompanying balance sheet of Espey Mfg. & Electronics Corp. as of June 30, 2007, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/Rotenberg & Co., LLP
-----------------------
Rochester, New York
September 5, 2007


Espey Mfg. & Electronics Corp.
Balance Sheet
June 30, 2007
-------------------------------------------------------------------------------------
                                                                              2007
                                                                              ----
ASSETS
     Cash and cash equivalents .......................................   $ 11,096,111
     Short term investments ..........................................      4,320,000
     Trade accounts receivable, net ..................................      3,020,481
     Other receivables ...............................................          3,448

     Inventories:
              Raw materials and supplies .............................      1,755,944
              Work in Process ........................................      2,137,961
              Costs related to contracts in process, net of progress
                payments of $206,238 .................................      7,255,422
                                                                         ------------
                           Total inventories .........................     11,149,327

     Deferred income taxes ...........................................        177,665
     Prepaid expenses and other current assets .......................        548,212
                                                                         ------------
                           Total current assets ......................     30,315,244
                                                                         ------------
     Property, plant and equipment, net ..............................      2,934,510
                                                                         ------------

                           Total Assets ..............................   $ 33,249,754
                                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts payable ................................................   $    980,951
     Accrued expenses:
              Salaries, wages and commissions ........................        162,202
              Vacation ...............................................        582,481
              Other ..................................................         46,053
     Payroll and other taxes withheld and accrued ....................         42,048
     Income taxes payable ............................................        199,943
                                                                         ------------
                           Total current liabilities .................      2,013,678
                                                                         ------------
     Deferred income taxes ...........................................        178,900
                                                                         ------------
                           Total Liabilities .........................      2,192,578
                                                                         ------------

     Common stock, par value $.33-1/3 per share
              Authorized 10,000,000 shares; Issued 3,029,874 shares in
                   2007. Outstanding 2,316,893 (includes 249,167
                   Unearned ESOP Shares) .............................      1,009,958
     Capital in excess of par value ..................................     12,890,269
     Retained earnings ...............................................     27,054,325
                                                                         ------------
                                                                           40,954,552

     Less: Unearned ESOP Shares ......................................     (3,600,459)
           Cost of 712,981 shares of common stock in treasury ........     (6,296,917)
                                                                         ------------
                           Total Stockholders' Equity ................     31,057,176
                                                                         ------------

                           Total Liabilities and Stockholders' Equity    $ 33,249,754
                                                                         ============

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Statements of Income
Years Ended June 30, 2007 and 2006
--------------------------------------------------------------------------------

                                                      2007           2006
                                                      ----           ----
Net sales ....................................   $ 27,656,359   $ 20,851,570
Cost of sales ................................     21,596,392     16,309,481
                                                 ------------   ------------
         Gross Profit ........................      6,059,967      4,542,089

Selling, general and administrative expenses .      2,831,365      2,636,458
                                                 ------------   ------------
         Operating income ....................      3,228,602      1,905,631

Other income (expense)
         Interest and dividend income ........        614,229        464,143
         Other ...............................         63,659         (3,220)
                                                 ------------   ------------
                Total other income, net ......        677,888        460,923
                                                 ------------   ------------

Income before income taxes ...................      3,906,490      2,366,554

Provision for income taxes ...................      1,361,770        808,538
                                                 ------------   ------------

                           Net income ........   $  2,544,720   $  1,558,016
                                                 ============   ============

Net income per share:
         Basic ...............................   $       1.24   $        .77
         Diluted .............................   $       1.23   $        .76
                                                 ------------   ------------

Weighted average number of shares outstanding:
         Basic ...............................      2,048,626      2,012,761
         Diluted .............................      2,077,664      2,049,455
                                                 ============   ============


The accompanying notes are an integral part of the financial statements.


Espey Mfg. & Electronics Corp.
Statements of Changes in Stockholders' Equity
Years Ended June 30, 2007 and 2006
-----------------------------------------------------------------------------------------------------------------

                                         Outstanding                   Capital in      Unearned
                                           Common                      Excess of         ESOP          Retained
                                           Shares        $ Amount      Par Value        Shares         Earnings
                                        ------------   ------------   ------------   ------------    ------------
Balance as of June 30, 2005                2,016,588   $    504,979   $ 10,412,073   $         --    $ 25,284,554
                                        ------------   ------------   ------------   ------------    ------------

Net income, 2006                                                                                        1,558,016

Stock options exercised                       23,200                        48,578

Dividends paid on common stock
   $.3425 per share                                                                                      (685,646)

Stock dividend paid on common stock                         504,979                                      (504,979)

Sale of treasury stock to ESOP               303,520                     1,973,781     (4,335,000)

Purchase of treasury stock                   (38,746)

Reduction of unearned ESOP shares                                           72,317        373,921
                                        ------------   ------------   ------------   ------------    ------------

Balance as of June 30, 2006                2,304,562      1,009,958     12,506,749     (3,961,079)     25,651,945
                                        ------------   ------------   ------------   ------------    ------------

Net income, 2007                                                                                        2,544,720

Stock options exercised                       28,600                        51,620

Stock option expense                                                       170,698

Dividends paid on common stock
   $.56 per share                                                                                      (1,142,340)

Tax effect of stock options exercised                                       49,697

Purchase of treasury stock                   (16,269)

Reduction of unearned ESOP shares                                          111,505        360,620
                                        ------------   ------------   ------------   ------------    ------------

Balance as of June 30, 2007                2,316,893   $  1,009,958   $ 12,890,269   $ (3,600,459)   $ 27,054,325
                                        ============   ============   ============   ============    ============


The accompanying notes are an integral part of the financial statements.

                                                                                                      (Continued)



                                               Treasury Stock              Total
                                        ---------------------------    Stockholders'
                                           Shares        $ Amount         Equity
                                        ------------   ------------    ------------
Balance as of June 30, 2005                1,013,286   $ (8,144,314)   $ 28,057,292
                                        ------------   ------------    ------------

Net income, 2006                                                          1,558,016

Stock options exercised                      (23,200)       166,677         215,255

Dividends paid on common stock                                             (685,646)
   $.3425 per share

Stock dividend paid on common stock                                              --

Sale of treasury stock to ESOP              (303,520)     2,422,642          61,423

Purchase of treasury stock                    38,746       (679,808)       (679,808)

Reduction of unearned ESOP shares                                           446,238
                                        ------------   ------------    ------------

Balance as of June 30, 2006                  725,312     (6,234,803)     28,972,770
                                        ============   ============    ============

Net income, 2007                                                          2,544,720

Stock options exercised                      (28,600)       235,950         287,570

Stock option expense                                                        170,698

Dividends paid on common stock                                           (1,142,340)
   $.56 per share

Tax effect of stock options exercised                                        49,697

Purchase of treasury stock                    16,269       (298,064)       (298,064)

Reduction of unearned ESOP shares                                           472,125
                                        ------------   ------------    ------------

Balance as of June 30, 2007                  712,981   $ (6,296,917)   $ 31,057,176
                                        ============   ============    ============

The accompanying notes are an integral part of the financial statements.


Espey Mfg. & Electronics Corp.
Statements of Cash Flows
Years Ended June 30, 2007 and 2006
------------------------------------------------------------------------------------

                                                              2007           2006
                                                              ----           ----
Cash Flows From Operating Activities:
     Net income .......................................   $ 2,544,720    $ 1,558,016

     Adjustments to reconcile net income to net cash provided by operating activities:

     Excess tax benefits from share-based compensation         49,697             --

     Stock-based compensation .........................       170,698             --

     Depreciation .....................................       504,243        532,735

     ESOP Compensation Expense ........................       472,125        446,238

     Loss on disposal of assets .......................         8,692         37,988

     Deferred income tax benefit ......................       (60,449)      (100,376)

     Changes in assets and liabilities:

          Decrease (increase) in trade receivables, net     1,192,747     (1,219,988)

          Decrease (increase) in other receivables ....         3,436         (3,711)

          Decrease (increase) in inventories, net .....     1,255,052     (2,036,827)

          Decrease (increase) in prepaid
             expenses and other current assets ........         5,915       (218,132)

          Increase in accounts payable ................       365,365        236,815

          Increase in accrued salaries,
             wages and commissions ....................        34,195         65,729

          Decrease in other accrued expenses ..........        (5,365)        (2,383)

          Increase in vacation accrual ................        37,058         47,408

          Increase in payroll and
             other taxes withheld and accrued .........         1,469          4,620

          (Decrease) increase in income taxes payable .      (503,972)       342,090
                                                          -----------    -----------

                      Net cash provided by (used in)
                         operating activities .........   $ 6,075,626    $  (309,778)
                                                          -----------    -----------


The accompanying notes are an integral part of the financial statements.

                                                                          (Continued)

Cash Flows From Investing Activities:

     Unearned ESOP Shares ............................             --      (4,335,000)

     Additions to property, plant and equipment ......       (565,003)       (468,868)

     Purchase of short term investments ..............     (4,896,000)     (5,952,000)

     Proceeds from maturity of short term investments       4,512,000       5,088,000

     Proceeds on sale of assets, net .................             10             530
                                                         ------------    ------------

                      Net cash used in
                         investing activities ........       (948,993)     (5,667,338)
                                                         ------------    ------------

Cash Flows From Financing Activities:

     Sale of Treasury Stock ..........................             --       4,396,423

     Dividends on common stock .......................     (1,142,340)       (685,646)

     Purchase of treasury stock ......................       (298,064)       (679,808)

     Proceeds from exercise of stock options .........        287,570         215,255

     Excess tax benefits from share-based compensation         49,697              --
                                                         ------------    ------------

                      Net cash (used in) provided by
                         financing activities ........     (1,103,137)      3,246,224
                                                         ------------    ------------

Increase (decrease) in cash and cash equivalents .....      4,023,496      (2,730,892)

Cash and cash equivalents, beginning of the year .....      7,072,615       9,803,507
                                                         ------------    ------------

Cash and cash equivalents, end of the year ...........   $ 11,096,111    $  7,072,615
                                                         ============    ============

     Income Taxes Paid ...............................   $  1,826,746    $    591,345
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

Percentage of completion accounting requires judgment relative to expected sales, estimating costs and making assumptions related to technical issues and delivery schedules. Contract costs include material, subcontract costs, labor and an allocation of overhead costs. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation of cost at completion. When a change in expected sales value or estimated cost is determined, changes are reflected in current period earnings.


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

Accounts receivable and allowance for doubtful accounts
The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is generally considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2007. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

Stock-Based Compensation
Prior to July 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations, as permitted by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Accordingly, no stock-based compensation expense was recognized in the Statement of Income for the fiscal year ended June 30, 2006, as all options granted under the Company's stock-based employee compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation expense was included as a pro forma disclosure in the notes to the Company's financial statements for the fiscal year ended June 30, 2006.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized during the fiscal year ended June 30, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123. Results for prior periods have not been restated, as allowed for under the modified prospective transition method.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

                                                      Year Ended June 30,
                                                             2006
                                                             ----
                Net income as reported                  $   1,558,016

                Deduct: Total stock-based employee
                compensation expense determined
                under fair value based method for all
                awards, net of related tax effects            (88,411)
                                                        -------------

                Pro forma net income                    $   1,469,605
                                                        =============

                Net income per share:
                   Basic-as reported                    $        0.77
                                                        =============
                   Basic-pro forma                      $        0.73
                                                        =============

                   Diluted-as reported                  $        0.76
                                                        =============
                   Diluted-pro forma                    $        0.72
                                                        =============

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

Comprehensive Income
Comprehensive Income for the years ended June 30, 2007 and 2006 is equal to net income.

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

Impairment of Long-Lived Assets
Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2.  Summary of Significant Accounting Policies, Continued

Concentrations of Risk
The market for our defense electronics products is largely dependent on the availability of new contracts from the United States and foreign governments to prime contractors to which we provide components. Any decline in expenditures by the United States or foreign governments may have an adverse effect on our financial performance.

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

Note 3. Contracts in Process

Contracts in process at June 30, 2007 and 2006 are as follows:

                                                                                  2007           2006
                                                                                  ----           ----
         Gross contract value                                                  $36,265,636    $37,722,746

         Costs related to contracts in process, net of progress payments
         of $206,238 in fiscal 2007 and $234,154 in fiscal 2006                $ 7,255,422    $ 8,301,077

Included in costs relating to contracts in process at June 30, 2007 and 2006 are costs of $865,097 and $1,895,688, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statement of income until the units under contract are shipped.

Note 4. Property, Plant and Equipment

A summary of the original cost of property, plant and equipment at June 30, 2007 and 2006 is as follows:

                                                        2007           2006
                                                        ----           ----
         Land                                       $     45,000   $     45,000
         Building and improvements                     4,478,437      4,354,242

         Machinery and equipment                       6,528,069      6,595,080

         Furniture, fixtures and office equipment        143,221        141,650
                                                    ------------   ------------

                                                      11,194,727     11,135,972
         Accumulated depreciation                     (8,260,217)    (8,253,520)
                                                    ------------   ------------
                                                    $  2,934,510   $  2,882,452
                                                    ============   ============

Depreciation expense was $504,243 and $532,735, during the years ended June 30, 2007 and 2006, respectively.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 5. Line of credit

At June 30, 2007, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest at the borrower's choice of (I) prime minus .75% or (II) LIBOR plus 1.80% for periods of 1, 2, or 3 months. Any borrowing under the line of credit will be collateralized by accounts receivable.

Note 6. Research and Development Costs

Research and development costs charged to cost of sales during the years ended June 30, 2007 and 2006 were approximately $79,836 and $121,000, respectively.

Note 7. Pension Expense

Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $94,890 in fiscal 2007 and $88,138 in fiscal 2006.

The Company sponsors a 401(k) plan with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $32,262 and $32,590, for fiscal years 2007 and 2006, respectively.


Note 8. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2007 and 2006 is as follows:

                                               2007           2006
                                               ----           ----
          Current tax expense - federal    $ 1,282,953    $   823,563
          Current tax expense - state          139,265         85,351
          Deferred tax (benefit) expense       (60,448)      (100,376)
                                           -----------    -----------
                                           $ 1,361,770    $   808,538
                                           ===========    ===========

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with SFAS No. 109.

The combined U.S. federal and state effective income tax rates of 34.9% and 34.2%, for 2007 and 2006 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

                                                              2007       2006
                                                              ----       ----
U.S. federal statutory income tax rate                         34.0%      34.0%
Increase (reduction) in rate resulting from:
    State franchise tax, net of federal income tax benefit      2.4        2.4
    Foreign exportation benefit                                (0.2)      (0.8)
    ESOP cost versus Fair Market Value                          1.0        1.0
    Dividend on allocated ESOP shares                          (1.2)      (1.8)
    Qualified Production Activities                            (1.0)      (1.0)
    Stock-based compensation                                    0.4         --
    Other                                                      (0.5)       0.4
                                                             ------     ------
Effective tax rate                                             34.9%      34.2%
                                                             ======     ======

For the years ended June 30, 2007 and 2006 deferred income tax benefit of $(60,448) and $(100,376), respectively, result from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2007 and 2006 are presented as follows:

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 8. Provision for Income Taxes, Continued

                                                           2007        2006
                                                           ----        ----
  Deferred tax assets:
      Accrued expenses ..............................   $ 159,204   $ 142,269
      ESOP ..........................................      56,323      30,328
      Stock-based compensation ......................       4,850          --
      Other .........................................      13,612      12,500
                                                        ---------   ---------
                    Total deferred tax assets .......     233,989     185,097
                                                        ---------   ---------

  Deferred tax liabilities:
      Property, plant and equipment - principally due
           to differences in depreciation methods ...     235,224     256,980

      Inventory - effect on uniform capitalization ..          --     (10,201)
                                                        ---------   ---------

                    Total deferred tax liabilities ..     235,223     246,779
                                                        ---------   ---------
  Net deferred tax liability ........................   $   1,235   $  61,682
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

Note 9. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customers accounted for 30% and 29% of total sales in fiscal 2007. Sales to three domestic customers accounted for 35%, 17%, and 13% of total sales in fiscal 2006.

Export sales in fiscal 2007 and fiscal 2006 were approximately $3,747,000 and $3,392,000, respectively.

Note 10. Stock Rights Plan

The Company has a Shareholder Rights Plan that expires on December 31, 2009. Under this plan, common stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock outstanding as of or issued subsequent to April 14, 1989. Each right entitles the holder thereof to buy one-half share of common stock of the Company at an exercise price of $25 per share subject to adjustment. The rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in the offeror individually or, together with all affiliates and associates thereof, being the beneficial owner of 15% or more of the Company's common stock.

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

Note 10. Stock Rights Plan, Continued

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

Note 11. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. Prior to July 15, 2005, the ESOP owned 230,120 shares, all of which were allocated to employees. On July 15, 2005, pursuant to a Stock Purchase Agreement dated as of such date, the Company, by selling 150,000 shares of its common stock, par value $0.33-1/3 per share, to the Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust, provided more shares to be allocated to employees for services rendered over the next 15 years. The ESOP paid $28.90 per share, for an aggregate purchase price of $4,335,000. The determination of the purchase price was based on a fairness opinion obtained by an independent valuation firm. The ESOP borrowed from the Corporation an amount equal to the purchase price. The loan will be repaid in fifteen (15) equal annual installments of principal and the unpaid balance will bear interest at a fixed rate of 6.25% per annum, the "prime rate" as quoted in The Wall Street Journal on the date of closing. The above ESOP information has not been adjusted for the stock split completed December 30, 2005.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $472,125 for the year ended June 30, 2007. The ESOP shares as of June 30, 2007 were as follows:

         Allocated Shares                                      451,296
         Committed-to-be-released shares                            --
         Unreleased shares                                     249,167
                                                            ----------

         Total shares held by the ESOP                         700,463
                                                            ==========

         Fair value of unreleased shares at June 30, 2007   $6,002,433
                                                            ==========

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 12. Stock-based Compensation

Prior to July 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations, as permitted by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Accordingly, no stock-based compensation expense was recognized in the Statement of Income for the fiscal year ended June 30, 2006, as all options granted under the Company's stock-based employee compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation expense was included as a pro forma disclosure in the notes to the Company's financial statements for the fiscal year ended June 30, 2006.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized during the fiscal year ended June 30, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123. Results for prior periods have not been restated, as allowed for under the modified prospective transition method.

Total stock-based compensation expense recognized in the Statement of Income for the fiscal years ended 2007 and 2006, was $170,698 and $0, respectively, before income taxes. The related total deferred tax benefit was approximately $13,480 and $0, respectively for the same periods. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of June 30, 2007 there was approximately $171,024 of unrecognized compensation cost, before income tax, related to stock option awards that are expected to be recognized as expense over the next 2 years. The total deferred tax benefit related to these awards is approximately $13,282.

The 2000 Stock Option Plan is the Company's only stock option plan. The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two year vesting period based on two years of continuous service and have a ten year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued to satisfy option grants are issued from Treasury stock. Options authorized for issuance under the 2000 Stock Option Plan totaled 275,300. As of June 30, 2007, of the options authorized for issuance, 138,800 were granted and are outstanding, 37,400 of which are vested and exercisable. Options available for future grants at June 30, 2007 total 75,400.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate stock-based employee compensation for the year ended June 30, 2007:

                                                            Year Ended
                                                          June 30, 2007
                                                         ---------------
            Dividend yield                                     2.53%
            Expected stock price volatility                   21.80%
            Risk-free interest rate                            4.42%
            Expected option life (in years)                     5.0
            Weighted average fair value per share
               of options granted during the period         $ 4.007

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 12. Stock-based Compensation, Continued

The Company pays dividends quarterly and anticipates that it will be able to continue to pay dividends in the foreseeable future. Expected stock price volatility is based on the historical volatility of the Company's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on the safe harbor calculation under SFAS No. 123.

The following table illustrates the effect on net income per share for the year ended June 30, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                           Year Ended
                                                         June 30, 2006
                                                         -------------
         Net income, as reported                         $   1,558,016
         Deduct: Total stock-based employee
                 compensation expense determined
                 under fair value based method for all
                 awards, net of related income taxes           (88,411)
                                                         -------------
         Pro forma net income                            $   1,469,605
                                                         =============

         Income per share:
         Basic - as reported                             $         .77
         Basic - pro forma                               $         .73
         Diluted - as reported                           $         .76
         Diluted - pro forma                             $         .72

The table below outlines the weighted average assumptions as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended June 30, 2006:

                                                           Year Ended
                                                         June 30, 2006
                                                         -------------
         Dividend yield                                       2.36%
         Expected stock price volatility                     21.72%
         Risk-free interest rate                              4.35%
         Expected option life (in years)                      5.4
         Weighted average fair value per share
            of options granted during the period             $4.049

The following table summarizes stock option activity during the year ended June 30, 2007:

                                             Employee Stock Options Plan
                                       ---------------------------------------
                                                                    Weighted
                                          Number of    Weighted      Average
                                           Shares       Average     Remaining
                                           Subject     Exercise    Contractual
                                         To Options      Price        Term
                                       ---------------------------------------
       Balance at July 1, 2006            146,200       $14.02          8
       Granted                             37,800        18.29         10
       Exercised                          (28,600)       10.05         --
       Forfeited or expired               (16,600)       15.92         --
                                       ---------------------------------------
       Balance at June 30, 2007           138,800        15.77          8
                                       =======================================
       Exercisable at June 30, 2007        37,400        10.18          6
                                       =======================================

The intrinsic value of stock options exercised was $121,825, during the twelve months ended June 30, 2007. The intrinsic value of stock options outstanding and exercisable as of June 30, 2007 was $520,111.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 13. Financial Instruments/Concentration of Credit Risk

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2007 and 2006 because of the relatively short maturities of these instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in note 9, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance of the Company's total trade accounts receivable balance, represented at June 30, 2007 by three customers was 51%, and 63% by three customers at June 30, 2006.

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

Note 14. Related Parties

The Company paid a law firm in which a director of the Company is a partner, a total of $0 and $19,658, for legal services during fiscal years ended June 30, 2007 and 2006, respectively. Included in the payment of $19,658 for fiscal year ended June 30, 2006, was $9,085 held in trust and paid to other service providers.

The shares of common stock owned by the ESOP Trust are voted by the Trustees in the manner directed by the ESOP Committee. The Trustees, Howard Pinsley and Peggy A. Murphy, are the Chairman of the Board, Chief Executive Officer and President of the Company and Secretary of the Company, respectfully. See note 11 for additional information regarding the ESOP.

Note 15. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2007.

Note 16. Quarterly Financial Information (Unaudited)
                                  First       Second        Third       Fourth
2007                            Quarter      Quarter      Quarter      Quarter
                             ----------   ----------   ----------   ----------
  Net Sales ..............   $6,071,906   $6,119,320   $8,059,695   $7,405,438
     Gross profit ........    1,397,308    1,258,221    1,616,134    1,788,304
     Net income ..........      543,050      479,911      714,030      807,729

 Net income per share -
  Basic ..................          .27          .23          .35          .39
  Diluted ................          .26          .23          .34          .39

2006
  Net Sales ..............   $4,560,574   $5,056,083   $4,677,808   $6,557,105
     Gross profit ........      880,290      947,360    1,042,265    1,672,174
     Net income ..........      217,744      274,260      365,057      700,955

 Net income per share -
  Basic ..................         0.11         0.14         0.18         0.34
  Diluted ................         0.11         0.13         0.18         0.34

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

Item 8B. Other information

         None.

                                    PART III

The information called for by "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Registrant", "Item 10. Executive Compensation", "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 12. Certain Relationships and Related Transactions" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on November 30, 2007) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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



                                                  ESPEY MFG. & ELECTRONICS CORP.



                                                  /s/Howard Pinsley
                                                  ---------------------------
                                                  Howard Pinsley
                                                  President and
                                                  Chief Executive Officer



/s/Howard Pinsley                                 President
---------------------------                       (Chief Executive Officer)
Howard Pinsley                                    September 5, 2007

/s/David O'Neil                                   Treasurer
---------------------------                       (Principal Financial Officer)
David O'Neil                                      September 5, 2007


/s/Katrina Sparano                                Assistant Treasurer
---------------------------                       (Principal Accounting Officer)
Katrina Sparano                                   September 5, 2007)


/s/Barry Pinsley                                  Director
---------------------------                       September 5, 2007
Barry Pinsley

/s/Seymour Saslow                                 Director
---------------------------                       September 5, 2007
Seymour Saslow

/s/Michael W. Wool                                Director
---------------------------                       September 5, 2007
Michael W. Wool

/s/Paul J. Corr                                   Director
---------------------------                       September 5, 2007
Paul J. Corr

/s/Alvin O. Sabo                                  Director
---------------------------                       September 5, 2007
Alvin O. Sabo

/s/Carl Helmetag                                  Director
---------------------------                       September 5, 2007
Carl Helmetag


28