Form 10QSB
period 2007-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2007-11-13
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                           Outstanding at November 12, 2007
              -----                           --------------------------------
Common stock, $.33-1/3 par value                      2,320,150 shares


Transitional Small Business Disclosure Format YES [ ] NO [ ]

                         ESPEY MFG. & ELECTRONICS CORP.
                         Quarterly Report on Form 10-QSB
                                    I N D E X

PART I   FINANCIAL INFORMATION                                              PAGE

         Item 1  Financial Statements:

                   Balance Sheet (Unaudited)  - September 30, 2007             1

                   Statements of Income (Unaudited) -
                   Three Months Ended September 30, 2007 and 2006              2

                   Statements of Cash Flows (Unaudited)-
                   Three Months Ended September 30, 2007 and 2006              3

                   Notes to Financial Statements (Unaudited)                   4

         Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 7

         Item 3  Controls and Procedures                                      10

PART II  OTHER INFORMATION                                                    11

         Item 1  Legal Proceedings                                            11

         Item 2  Unregistered Sales of Equity Securities and Use of Proceeds  11

         Item 3  Defaults on Senior Securities                                11

         Item 4  Submission of Matters to a Vote of Security Holders          11

         Item 5  Other Information                                            11

         Item 6  Exhibits                                                     11

         SIGNATURES                                                           12

                          PART I: FINANCIAL INFORMATION

                         ESPEY MFG. & ELECTRONICS CORP.
                            Balance Sheet (Unaudited)
                               September 30, 2007

ASSETS:

     Cash and cash equivalents                                         $ 11,036,079
     Short term investments                                               4,320,000
     Trade accounts receivable, net                                       3,356,244
     Other receivables                                                        5,934
     Income taxes receivable                                                 64,358

     Inventories:
             Raw materials and supplies                                   1,675,954
             Work-in-process                                              1,952,622
             Costs relating to contracts in process, net of advance
               payments of $194,941 at September 30, 2007                 6,896,601
                                                                       ------------
                          Total inventories                              10,525,177

     Deferred income taxes                                                  181,606
     Prepaid expenses and other current assets                              404,708
                                                                       ------------
                          Total current assets                           29,894,106
                                                                       ------------
     Property, plant and equipment, net                                   2,881,686
                                                                       ------------

                          Total assets                                 $ 32,775,792
                                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

     Accounts payable                                                  $    548,807
     Accrued expenses:
             Salaries, wages and commissions                                187,393
             Vacation                                                       491,242
             ESOP payable                                                    90,643
             Other                                                           45,921
     Payroll and other taxes withheld and accrued                            64,754
     Income taxes payable                                                        --
                                                                       ------------
                          Total current liabilities                       1,428,760
                                                                       ------------
     Deferred income taxes                                                  168,612
                                                                       ------------
                          Total liabilities                               1,597,372
                                                                       ------------

     Common stock, par value $.33-1/3 per share.
         Authorized 10,000,000 shares; issued 3,029,874 shares
         on September 30, 2007. Outstanding 2,315,750 (includes
         243,125 Unearned ESOP Shares) on September 30, 2007              1,009,958
     Capital in excess of par value                                      13,022,234
     Retained earnings                                                   27,285,761

     Less:   Unearned ESOP Shares                                        (3,600,459)
             Cost of 714,124 Treasury shares on September 30, 2007       (6,539,074)
                                                                       ------------
                          Total stockholders' equity                     31,178,420
                                                                       ------------

                          Total liabilities and stockholders' equity   $ 32,775,792
                                                                       ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                        Statements of Income (Unaudited)
                 Three Months Ended September 30, 2007 and 2006

                                                      Three Months
                                                    2007         2006
                                                 -----------------------

Net sales                                        $6,301,786   $6,071,906
Cost of sales                                     4,952,676    4,674,598
                                                 ----------   ----------
       Gross profit                               1,349,110    1,397,308

Selling, general and
   administrative expenses                          667,553      726,980
                                                 ----------   ----------

       Operating income                             681,557      670,328
                                                 ----------   ----------

Other income (expense)

       Interest and dividend income                 196,121      145,511
       Other                                         19,485        3,625
                                                 ----------   ----------
                                                    215,606      149,136
                                                 ----------   ----------

Income before income taxes                          897,163      819,464

Provision for income taxes                          305,580      276,414
                                                 ----------   ----------

                  Net income                     $  591,583   $  543,050
                                                 ==========   ==========

Net income per share:

       Basic                                     $     0.29   $     0.27
       Diluted                                   $     0.28   $     0.26
                                                 ----------   ----------

Weighted average number of shares outstanding:

           Basic                                  2,065,879    2,034,014
           Diluted                                2,103,746    2,060,338
                                                 ----------   ----------

Dividends per share:                             $   0.1750   $   0.1300
                                                 ==========   ==========

See accompanying notes to the financial statements.


                                       ESPEY MFG. & ELECTRONICS CORP.
                                     Statements of Cash Flows (Unaudited)
                               Three Months Ended September 30, 2007 and 2006

                                                                                     September 30,
                                                                                  2007            2006
                                                                              ------------    ------------
Cash Flows From Operating Activities:
       Net income                                                             $    591,583    $    543,050

       Adjustments to reconcile net income to net
        cash provided by operating activities:
       Excess tax benefits from share-based compensation                            53,725          24,569
       Stock-based compensation                                                     50,840          39,189
       Depreciation                                                                123,657         121,128
       ESOP compensation expense                                                   134,247         107,250
       Loss on disposal of assets                                                    1,526           3,493
       Deferred income tax                                                         (14,229)        (18,204)
       Changes in assets and liabilities:
           (Increase) decrease in trade receivable, net                           (335,763)        957,032
           (Increase) decrease in other receivables                                 (2,486)          1,657
           Increase in income taxes receivables                                    (64,358)             --
           Decrease (increase) in inventories                                      624,150        (135,680)
           Decrease (increase) in prepaid expenses and other current assets        143,504        (185,881)
           (Decrease) increase in accounts payable                                (432,144)        672,065
           Increase in accrued salaries, wages and commissions                      25,191          40,716
           Decrease in other accrued expenses                                         (114)         (4,551)
           Decrease in vacation accrual                                            (91,239)        (29,789)
           Increase in payroll and other taxes withheld and accrued                 22,688           4,451
           Decrease in income taxes payable                                       (253,668)       (544,728)
           Decrease in ESOP payable                                                (43,604)        (35,642)
                                                                              ------------    ------------
                  Net cash provided by operating activities                        533,506       1,560,125
                                                                              ------------    ------------

Cash Flows From Investing Activities:
       Additions to property, plant and equipment                                  (72,359)       (109,933)
       Purchase of short term investments                                         (864,000)       (864,000)
       Maturity of short term investments                                          864,000         576,000
                                                                              ------------    ------------
                  Net cash used in investing activities                            (72,359)       (397,933)
                                                                              ------------    ------------

Cash Flows From Financing Activities:
       Dividends on common stock                                                  (360,147)       (264,449)
       Purchase of treasury stock                                                 (370,857)        (31,126)
       Proceeds from exercise of stock options                                     156,100         100,550
       Excess tax benefits from share-based compensation                            53,725          24,569
                                                                              ------------    ------------
                  Net cash used in financing activities                           (521,179)       (170,456)
                                                                              ------------    ------------

(Decrease) increase in cash and cash equivalents                                   (60,032)        991,736
Cash and cash equivalents, beginning of period                                  11,096,111       7,072,615
                                                                              ------------    ------------
Cash and cash equivalents, end of period                                        11,036,079       8,064,351
                                                                              ============    ============

Supplemental disclosures of cash flow information:
       Income Taxes Paid                                                      $    540,000    $    790,500
                                                                              ============    ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                    Notes to Financial Statements (Unaudited)
                    -----------------------------------------

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-KSB for the year ended June 30, 2007.

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

Note 3. Stock Based Compensation

Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004),"Share-Based Payment" ("SFAS No. 123 (R)"), which amends SFAS No. 123 and supersedes Accounting Principles Board Opinion ("APB") No. 25 in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that maybe settled by the issuance of those equity instruments. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. SFAS No.123(R) establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As allowed under SFAS No. 123(R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123(R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123(R). Accordingly, prior period amounts have not been restated.

Total stock-based compensation expense recognized in the Statement of Income for the three months ended September 30, 2007 and 2006, was $50,840 and $39,189, respectively, before income taxes. The related total deferred tax benefit was approximately $4,017 and $3,069, for the three months ended September 30, 2007 and 2006, respectively. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of September 30, 2007, there was approximately $120,183 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a period of 1.5 years.

The Company has one employee stock option plan, the 2000 Stock Option Plan (the "2000 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued to satisfy option grants are issued from Treasury stock. Options authorized for issuance under the 2000 Stock Option Plan totaled 275,300. As of September 30, 2007, of the options authorized for issuance, 123,200 were granted and are outstanding, 21,800 of which are vested and exercisable.

Options available for future grants at September 30, 2007 total 75,400. If approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan") will supercede the 2000 Plan and no further grants of options will be made under said plan. Four hundred thousand shares would be available for the grant of options or restricted stock awards under the 2007 Plan.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate stock-based employee compensation for the three months ended September 30, 2007:

                                                                            Three Months Ended
                                                                            September 30, 2007
                                                                            ------------------
Dividend yield                                                                     2.40 %
Expected stock price volatility                                                   22.29 %
Risk-free interest rate                                                            4.54 %
Expected option life (in years)                                                         5
Weighted average fair value per share of options granted during the period          $4.04

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

The following table summarizes stock option activity during the three months ended September 30, 2007:

                                             Employee Stock Options Plan
                                      ---------------------------------------
                                                                    Weighted
                                       Number of     Weighted        Average
                                        Shares        Average       Remaining
                                        Subject      Exercise     Contractual
                                       To Option       Price          Term
                                      ---------------------------------------
Balance at July 1, 2007                138,800         $15.77           8
Granted                                     --          --             --
Exercised                              (15,600)        $10.01          --
Forfeited or expired                        --          --             --
                                      ---------------------------------------
Balance September 30, 2007             123,200         $16.50           8
                                      =======================================
Exercisable at September 30, 2007       21,800         $10.31           6
                                      =======================================

The intrinsic value of stock options exercised was $17,914, during the three months ended September 30, 2007. The intrinsic value of stock options outstanding and exercisable as of September 30, 2007 and 2006, was $239,585 and $387,525, respectively.

Note 4.  Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2007. As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company. It is not possible to predict the outcome of such actions. Currently the Company has no claims or assertions against it.

Note 5.  Recently Issued Accounting Standards

In July 2006,  the FASB issued  Interpretation  No.  ("FIN") 48,  Accounting for
Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are "more-likely-than-not" to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 was effective beginning July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company's financial statements.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $134,247 for the quarter ended September 30, 2007. The ESOP shares as of September 30, 2007 were as follows:

        Allocated Shares                                             434,553
        Committed-to-be-released shares                                6,042
        Unreleased shares                                            243,125
                                                                  ----------

        Total shares held by the ESOP                                683,720
                                                                  ==========

        Fair value of unreleased shares at September 30, 2007     $5,178,563
                                                                  ==========

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

In the first three months of fiscal 2008, the Company received approximately $4.2 million in new orders. These orders include both follow-on production quantities for mature products, and engineering development orders which will enable the Company to utilize its engineering expertise in developing new customer specific products. Some of these products, once developed, will be produced in the Company's manufacturing facility and are expected to provide large production order quantities over several years. These orders are in line with the Company's strategy of being involved in long-term high quantity military and industrial products.

The sales backlog of approximately $34.1 million at September 30, 2007 gives the Company a solid base of future sales and, therefore, management expects sales for fiscal 2008 to equal or exceed sales for fiscal 2007. In addition to the backlog, the Company currently has outstanding quotations and expected business representing approximately $42 million in the aggregate for both repeat and new programs.

Sales to two significant customers in the first quarter of fiscal 2008 and 2007 represented 56.9% and 56.8%, respectively, of the Company's total sales. While the Company has always had a small number of customers that account for a large percentage of its total sales in any given year, management is pursuing business opportunities involving significant product programs with new and current customers with an overall objective of lowering the concentration of sales and minimizing the impact of a significant customer or excessive reliance upon a single major product program of a particular customer. The current backlog of $34.1 million includes $23.5 million from these two customers at September 30, 2007.

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

The total backlog for the Company of $34.1 million at September 30, 2007, down $1.5 million over September 30, 2006, represents the estimated remaining sales value of work to be performed under firm contracts. These contracts include significant orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements. The funded portion of this backlog at September 30, 2007 is approximately $33.8 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $316,000 and represents one order for which funding has not yet been received from the customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding. The unfunded backlog at September 30, 2006 was $4.3 million.

Management, along with the Board of Directors, continues to evaluate the availability of and use of the Company's working capital. Expectations are that the working capital will be required to fund new orders over the next several quarters, dividend payments, and general operations of the business. Also, the Mergers and Acquisitions Committee of the Board of Directors continues to evaluate potential strategic options on a periodic basis.

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

Results of Operations

Net sales for the three months ended September 30, 2007 were $6,301,786 as compared to $6,071,906 for the same period in 2006, representing a 3.8% increase. Generally, this increase can be attributed to the contract specific nature of the Company's business. The Company continues to deliver product on its single largest order for power supplies and the increase in sales for the quarter is largely attributable to an increase in shipments on this order. New orders received in the first three months of fiscal 2008 were approximately $4.2 million compared to approximately $3.9 million in the first three months of fiscal 2007. The sales order backlog has been over $30 million for ten quarters in a row and expectations are this trend will continue.

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

For the three months ended September 30, 2007 and 2006 gross profits were $ 1,349,110 and $1,397,308, respectively. Gross profit as a percentage of sales was 21.4% and 23%, for the three months ended September 30, 2007 and 2006, respectively. The reduced gross profit percentage in the three months ended September 30, 2007, was the result of higher overhead expenses including supervisory labor for quality control and production, ESOP contribution, production supplies and maintenance. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully performed. Employment at September 30, 2007 was 182 compared to 173 people at September 30, 2006.

Selling, general and administrative expenses were $667,553 for the three months ended September 30, 2007, a decrease of $59,427 compared to the three months ended September 30, 2006. The decrease is primarily due to the decreased labor for administrative purposes and lower selling costs due to reduced headcount.

Other income for three months ended September 30, 2007 increased as compared to the three months ended September 30, 2006, due to increased interest income on the Company's cash and cash equivalents and short-term investments due to higher interest rates. The Company does not believe that there is a significant risk associated with its investment policy, since at September 30, 2007 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market funds.

The effective income tax rate at September 30, 2007 and 2006 was 34.1% and 33.7% respectively. The effective tax rate for September 30, 2006 is less than the statutory tax rate mainly due to the foreign exportation benefit the Company receives on its international sales, the Qualified Production Activities benefit, and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2007, was $591,583 or $.29 and $.28 per share, basic and diluted, respectively, compared to $543,050 or $.27 and $.26 per share, basic and diluted, respectively, for the three months ended September 30, 2006. The increase in net income per share was due to the decrease in selling, general and administrative expenses, increased interest income, offset partially by reduced gross profit as a percentage of sales.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past three fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last three fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. This line of credit expires on November 30, 2007.

The Company's working capital as of September 30, 2007 was approximately $28.5 million. During the three months ended September 30, 2007 and 2006 the Company repurchased 16,743 and 1,766 shares, respectively, of its common stock from the Company's ESOP, for a total purchase price of $370,857 and $31,126, respectively. Under existing authorizations from the Company's Board of Directors, as of September 30, 2007, management is authorized to purchase an additional $1,629,143 of Company stock.

                                               Three Months Ended September 30,
                                                    2007             2006
                                                ------------      ------------
Net cash provided by operating activities       $    533,506      $  1,560,125
Net cash used in investing activities                (72,359)         (397,933)
Net cash used in financing activities               (521,179)         (170,456)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities decreased in the first three months of fiscal 2008 due to the increase in maturities of short-term investments. The increase in cash used in financing activities is due primarily to the purchases of treasury stock during the current quarter.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2007 and 2006, the Company expended $72,359 and $109,933, respectively, for plant improvements and new equipment. The Company has budgeted approximately $400,000 for new equipment and plant improvements in fiscal 2008. Management presently anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2007.


    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion, supply and manufacturing constraints, maintenance and potential increase of the Company's backlog, potential new orders from customers and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.


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

                    PART II: Other Information and Signatures

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         (a)      None

         (c)      Securities Repurchased

                              Purchases of Equity Securities

                                                      Total Number   Maximum Number
                                                        of Shares    (or Approximate
                                                        Purchased    Dollar Value)
                                                       as Part of      of Shares
                                Total       Average     Publicly      that May Yet
                               Number        Price      Announced     Be Purchased
                              of Shares      Paid        Plan or     Under the Plan
         Period               Purchased    per Share     Program     or Program (1)
         ---------------------------------------------------------------------------
         August 1 to
         August 31, 2007        16,743       $22.15       16,743        $1,629,143

         (1) Pursuant to a prior Board of Directors authorization, as of September 30, 2007 the Company can repurchase up to $1,629,143 of its common stock pursuant to an ongoing plan.

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

November 12, 2007
-----------------
      Date