Form 10QSB
period 2007-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2008-02-14
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                            Outstanding at February 14, 2008
              -----                            --------------------------------
Common stock, $.33-1/3 par value                       2,316,773 shares


Transitional Small Business Disclosure Format YES [ ] NO [X]


                                 ESPEY MFG. & ELECTRONICS CORP.
                                Quarterly Report on Form 10-QSB
                                           I N D E X


PART I      FINANCIAL INFORMATION                                                           PAGE
            Item 1    Financial Statements:

                           Balance Sheet (Unaudited) - December 31, 2007                      1

                           Statements of Income (Unaudited) -
                           Three and Six Months Ended December 31, 2007 and 2006              2

                           Statements of Cash Flows (Unaudited) -
                           Six Months Ended December 31, 2007 and 2006                        3

                           Notes to Financial Statements (Unaudited)                          4

            Item 2    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                           7

            Item 3    Controls and Procedures                                                10


PART II     OTHER INFORMATION                                                                11

            Item 1    Legal Proceedings                                                      11

            Item 2    Unregistered Sales of Equity Securities and Use of Proceeds            11

            Item 3    Defaults on Senior Securities                                          11

            Item 4    Submission of Matters to a Vote of Security Holders                    11

            Item 5    Other Information                                                      12

            Item 6    Exhibits                                                               12

                      SIGNATURES                                                             13


                              PART I: FINANCIAL INFORMATION

                             ESPEY MFG. & ELECTRONICS CORP.
                                Balance Sheet (Unaudited)
                                    December 31, 2007

ASSETS:

          Cash and cash equivalents                                         $  8,563,481
          Short term investments                                               6,847,000
          Trade accounts receivable, net                                       4,357,655
          Other receivables                                                        4,165
          Income taxes receivable                                                  5,273

          Inventories:
                  Raw materials                                                1,665,173
                  Work-in-process                                              2,238,297
                  Costs relating to contracts in process, net of advance
                    payments of $50,000 at December 31, 2007                   6,222,892
                                                                            ------------
                               Total inventories                              10,126,362

          Deferred income taxes                                                  184,068
          Prepaid expenses and other current assets                              300,807
                                                                            ------------
                               Total current assets                           30,388,811
                                                                            ------------

          Property, plant and equipment, net                                   2,974,792
          Loan receivable                                                         80,000
                                                                            ------------

                               Total assets                                 $ 33,443,603
                                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

          Accounts payable                                                  $    850,176
          Accrued expenses:
                  Salaries, wages and commissions                                130,732
                  Vacation                                                       476,854
                  ESOP payable                                                   175,966
                  Other                                                           49,560
          Payroll and other taxes withheld and accrued                            37,636
          Income taxes payable                                                        --
                                                                            ------------
                               Total current liabilities                       1,720,924
                                                                            ------------
          Deferred income taxes                                                  158,324
                                                                            ------------
                               Total liabilities                               1,879,248
                                                                            ------------

          Common stock, par value $.33-1/3 per share.
              Authorized 10,000,000 shares; issued 3,029,874  shares
              on December 31, 2007. Outstanding 2,312,773 (includes
              237,084 Unearned ESOP Shares) on December 31, 2007               1,009,958
          Capital in excess of par value                                      13,124,911
          Retained earnings                                                   27,720,425

          Less:   Unearned ESOP Shares                                        (3,600,459)
                  Cost of 717,101 Treasury shares on December 31, 2007        (6,690,480)
                                                                            ------------
                               Total stockholders' equity                     31,564,355
                                                                            ------------

                               Total liabilities and stockholders' equity   $ 33,443,603
                                                                            ============


See accompanying notes to the financial statements.

                                           1

                                    ESPEY MFG. & ELECTRONICS CORP.
                                   Statements of Income (Unaudited)
                         Three and Six Months Ended December 31, 2007 and 2006


                                                        Three Months                 Six Months
                                                     2007          2006          2007          2006
                                                 -------------------------   -------------------------
Net sales                                        $ 6,732,144   $ 6,119,320   $13,033,930   $12,191,226
Cost of sales                                      5,049,559     4,861,099    10,002,235     9,535,697
                                                 -----------   -----------   -----------   -----------
       Gross profit                                1,682,585     1,258,221     3,031,695     2,655,529

Selling, general and
   administrative expenses                           701,819       712,743     1,369,372     1,439,723
                                                 -----------   -----------   -----------   -----------

       Operating income                              980,766       545,478     1,662,323     1,215,806
                                                 -----------   -----------   -----------   -----------

Other income (expense)

       Interest and dividend income                  203,324       149,878       399,445       295,389
       Other                                          29,077        30,725        48,562        34,350
                                                 -----------   -----------   -----------   -----------
                                                     232,401       180,603       448,007       329,739
                                                 -----------   -----------   -----------   -----------

Income before income taxes                         1,213,167       726,081     2,110,330     1,545,545

Provision for income taxes                           416,081       246,170       721,661       522,584
                                                 -----------   -----------   -----------   -----------

                  Net income                     $   797,086   $   479,911   $ 1,388,669   $ 1,022,961
                                                 ===========   ===========   ===========   ===========

Net income per share:

       Basic                                     $       .38   $       .23   $       .67   $       .50
       Diluted                                   $       .37   $       .23   $       .65   $       .49
                                                 -----------   -----------   -----------   -----------

Weighted average number of shares outstanding:

       Basic                                       2,074,789     2,047,803     2,070,334     2,040,909
       Diluted                                     2,109,650     2,071,693     2,125,632     2,066,015
                                                 -----------   -----------   -----------   -----------

Dividends per share:                             $     .1750   $     .1300   $     .3500   $     .2600
                                                 ===========   ===========   ===========   ===========


See accompanying notes to the financial statements.

                                                  2

                                      ESPEY MFG. & ELECTRONICS CORP.
                                   Statements of Cash Flows (Unaudited)
                                Six Months Ended December 31, 2007 and 2006
                                                                                      December 31,
                                                                                  2007            2006
                                                                              ------------    ------------
Cash Flows From Operating Activities:
       Net income                                                             $  1,388,669    $  1,022,961

       Adjustments to reconcile net income to net
         cash provided by operating activities:
       Excess tax benefits from share-based compensation                            83,471          49,697
       Stock-based compensation                                                     83,331          76,020
       Depreciation                                                                246,473         243,022
       ESOP compensation expense                                                   263,174         218,625
       Loss on disposal of assets                                                    5,681           4,376
       Deferred income tax                                                         (26,979)        (36,262)
       Changes in assets and liabilities:
           (Increase) decrease in trade receivables, net                        (1,337,174)      1,200,435
           (Increase) decrease in other receivables                                   (717)          3,411
           Increase in income taxes receivable                                      (5,273)             --
           Decrease (increase) in inventories                                    1,022,965        (170,125)
           Decrease (increase) in prepaid expenses and other current assets        247,405         (34,770)
           (Decrease) increase in accounts payable                                (130,775)        173,805
           (Decrease) increase in accrued salaries, wages and commissions          (31,470)         12,990
           Decrease in vacation accrual                                           (105,627)        (47,973)
           Increase in other accrued expenses                                        3,512           3,705
           Decrease in payroll & other taxes withheld and accrued                   (4,417)        (13,530)
           Decrease in income taxes payable                                       (283,414)       (661,414)
           Decrease in ESOP payable                                                (87,208)        (71,284)
                                                                              ------------    ------------
                      Net cash provided by operating activities                  1,331,627       1,973,689
                                                                              ------------    ------------

Cash Flows From Investing Activities:
       Additions to property, plant & equipment                                   (292,436)       (200,871)
       Payment for issuance of loan receivable                                     (80,000)             --
       Purchase of short term investments                                       (4,543,000)     (2,400,000)
       Maturity of short term investments                                        2,016,000       2,112,000
                                                                              ------------    ------------
                      Net cash used in investing activities                     (2,899,436)       (488,871)
                                                                              ------------    ------------

Cash Flows From Financing Activities:
       Dividends on common stock                                                  (722,569)       (529,914)
       Purchase of treasury stock                                                 (571,763)       (110,203)
       Proceeds from exercise of stock options                                     246,040         150,680
       Excess tax benefits from share-based compensation                            83,471          49,697
                                                                              ------------    ------------
                      Net cash used in financing activities                       (964,821)       (439,740)
                                                                              ------------    ------------

(Decrease) increase in cash and cash equivalents                                (2,532,630)      1,045,078
Cash and cash equivalents, beginning of period                                  11,096,111       7,072,615
                                                                              ------------    ------------
Cash and cash equivalents, end of period                                         8,563,481       8,117,693
                                                                              ============    ============

Supplemental disclosures of cash flow information:
       Income Taxes Paid                                                      $    880,000    $  1,121,159
                                                                              ============    ============

See accompanying notes to the financial statements.


                                                    3

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

Total stock-based compensation expense recognized in the Statement of Income for the three months ended December 31, 2007 and 2006, was $32,491 and $36,831, respectively, before income taxes. The related total deferred tax benefit was approximately $2,487 and $2,923, for the three months ended December 31, 2007 and 2006, respectively. Total stock-based compensation expense recognized in the Statement of Income for the six months ended December 31, 2007 and 2006, was $83,331 and $76,020, respectively, before income taxes. The related total deferred tax benefit was approximately $6,504 and $5,992, for the six months ended December 31, 2007 and 2006, respectively. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of December 31, 2007, there was approximately $87,692 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a period of 1.25 years.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which zero have been granted as of December 31, 2007. While no further grants of options may be made under the 2000 Plan, as of December 31, 2007, 115,600 options were outstanding of which 48,200 are vested and exercisable.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate stock-based employee compensation for the three and six months ended December 31, 2007:

                                           Three Months Ended   Six Months Ended
                                            December 31, 2007  December 31, 2007
                                            -----------------  -----------------
Dividend yield                                     2.59%              2.40%
Expected stock price volatility                   20.50%             22.29%
Risk-free interest rate                            4.80%              4.54%
Expected option life (in years)                       5                  5
Weighted average fair value per share
   of options granted during the period           $3.95              $4.04

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

The following table summarizes stock option activity during the six months ended December 31, 2007:

                                                Employee Stock Options Plan
                                        ----------------------------------------
                                                                      Weighted
                                         Number of     Weighted        Average
                                          Shares        Average       Remaining
                                          Subject      Exercise     Contractual
                                         To Option       Price           Term
                                        ----------------------------------------
Balance at July 1, 2007                  138,800         $15.77           7.63
Granted                                       --             --             --
Exercised                                (21,600)        $11.39             --
Forfeited or expired                      (1,600)        $18.05             --
                                        ----------------------------------------
Balance at December 31, 2007             115,600         $16.55           7.97
                                        ========================================
Exercisable at December 31, 2007          48,200         $14.47           6.86
                                        ========================================

The intrinsic value of stock options exercised was $35,521, during the six months ended December 31, 2007. The intrinsic value of stock options outstanding and exercisable as of December 31, 2007 and 2006 was $207,917 and $436,975, respectively.

Note 4. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2007. As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company. It is not possible to predict the outcome of such actions. Currently the Company has no claims or assertions against it.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $128,927 for the quarter ended December 31, 2007 and $263,174 for the six-month period ending December 31, 2007. The ESOP shares as of December 31, 2007 were as follows:

          Allocated Shares                                          425,576
          Committed-to-be-released shares                            12,083
          Unreleased shares                                         237,084
                                                                 ----------

          Total shares held by the ESOP                             674,743
                                                                 ==========

          Fair value of unreleased shares at December 31, 2007   $4,452,438
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

Business is solicited from large industrial manufacturers and defense companies, the government of the United States and foreign governments and major foreign electronic equipment companies. In certain countries the Company has external sales representatives to help solicit and coordinate foreign contracts. The Company is also on the eligible list of contractors of the United States Department of Defense and generally is automatically solicited by such agency for procurement needs falling within the major classes of products produced by the Company. In addition, the Company directly solicits bids from the United States Department of Defense for prime contracts.

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

In the first half of fiscal 2008, the Company received approximately $8.2 million in new orders. These orders include both follow-on production quantities for mature products and engineering development orders which will enable the Company to utilize its engineering expertise in developing new customer specific products. Some of these products, once developed, will be produced in the
Company's manufacturing facility and are expected to provide large production order quantities over several years. These orders are in line with the Company's strategy of getting involved in long-term high quantity military and industrial products. The Company has received a preliminary agreement to commence performance on a contract for military power supplies expected to be in the approximate amount of $6 million. A definitive agreement is expected by April 30, 2008. Excluding the above preliminary contract, the Company's backlog is $34.5 million at February 12, 2008.

The sales backlog of approximately $31.4 million at December 31, 2007 gives the Company a solid base of future sales and, therefore, management expects sales for fiscal 2008 to equal or exceed sales for fiscal 2007. In addition to the backlog, the Company currently has outstanding quotations and expected business representing approximately $38.0 million in the aggregate for both repeat and new programs.

Sales to two significant customers in the first half of fiscal 2008 represented 57.7%, while sales to three significant customers in the first half of fiscal 2007 represented 69.0%, respectively, of the Company's total sales. While the Company has always had a small number of customers that account for a large percentage of its total sales in any given year, management is pursuing business opportunities involving significant product programs with new and current customers with an overall objective of lowering the concentration of sales and minimizing the impact of a significant customer or excessive reliance upon a single major product program of a particular customer. The current backlog at December 31, 2007 of $31.4 million includes $21.9 million from the two most significant customers in the first half of fiscal 2008.

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

The total backlog for the Company of $31.4 million at December 31, 2007, down $2.3 million from December 31, 2006, represents the estimated remaining sales value of work to be performed under firm contracts. These contracts include significant orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company's working capital. Expectations are that the working capital will be required to fund any increase in orders over the next several quarters, dividend payments, and general operations of the business. Also, the Mergers and Acquisitions Committee of the Board of Directors continues to evaluate potential strategic options on a periodic basis.

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

Results of Operations

Net sales for the three months ended December 31, 2007 were $6,732,144 as compared to $6,119,320 for the same period in 2006, representing a 10.0% increase. Net sales for the six months ended December 31, 2007 were $13,033,930 as compared to $12,191,226 for the same period in 2006, representing a 6.9% increase. Generally, these increases can be attributed to the contract specific nature of the Company's business. The Company continues to deliver product on its single largest order for power supplies and the increase in sales for the six months is largely attributable to an increase in shipments on this order. New orders received in the first six months of fiscal 2008 were approximately $8.2 million, the same as the amount of new orders received in the first six months of fiscal 2007. The sales order backlog has been over $30 million for eleven consecutive fiscal quarters and expectations are this trend will continue.

The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs including loss contracts, has a significant impact on gross profit and net income.

For the three months ended December 31, 2007 and 2006 gross profits were $1,682,585 and $1,258,221, respectively. Gross profit as a percentage of sales was 25.0% and 20.6%, for the three months ended December 31, 2007 and 2006, respectively. For the six months ended December 31, 2007 and 2006 gross profits were $3,031,695 and $2,655,529, respectively. Gross profit as a percentage of sales was 23.3% and 21.8%, for the six months ended December 31, 2007 and 2006, respectively. The improved gross profit and gross profit percentage in the three and six months ended December 31, 2007, was the result of increased net sales and a favorable mature product mix on those shipments. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully obtained and executed. Employment of full time equivalents at December 31, 2007 was 175 compared to 174 people at December 31, 2006.

Selling, general and administrative expenses were $701,819 for the three months ended December 31, 2007, a decrease of $10,924 compared to the three months ended December 31, 2006. Selling, general and administrative expenses were $1,369,372 for the six months ended December 31, 2007, a decrease of $70,351 compared to the six months ended December 31, 2006. The decrease is primarily due to lower selling costs due to reduced headcount.

Other income for three and six months ended December 31, 2007 increased as compared to the three months ended December 31, 2006 due to increased interest income on the Company's cash and cash equivalents and short-term investments due to higher balances in each category. The Company does not believe that there is a significant risk associated with its investment policy, since at December 31, 2007 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market funds.

The effective income tax rate at December 31, 2007 and 2006 was 34.3% and 33.9%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the foreign exportation benefit the Company receives on its international sales, the Qualified Production Activities benefit, and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended December 31, 2007, was $797,086 or $.38 and $.37 per share, basic and diluted, compared to $479,911 or $.23 per share, both basic and diluted, for the three months ended December 31, 2006. Net income for the six months ended December 31, 2007, was $1,388,669 or $.67 and $.65 per share, basic and diluted, compared to $1,022,961 or $.50 and $.49 per share, basic and diluted, for the six months ended December 31, 2006. The increase in net income per share was due to higher gross profit as a percentage of sales, a decrease in selling, general and administrative expenses, and increased interest income.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past three fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last three fiscal years. Management had available a $3,000,000 line of credit to help fund further growth or working capital needs, but did not anticipate the need for any borrowed funds in the foreseeable future and therefore did not renew the line of credit which expired November 30, 2007.

The Company's working capital as of December 31, 2007 was approximately $28.7 million. During the three months ended December 31, 2007 and 2006 the Company repurchased 8,977 and 4,307 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP"), for a total purchase price of $200,905 and $79,077, respectively. During the six months ended December 31, 2007 and 2006 the Company repurchased 25,720 and 6,073 shares, respectively, of its common stock for a total purchase price of $571,763 and $110,202, respectively. Under existing authorizations from the Company's Board of Directors, as of December 31, 2007, management is authorized to purchase an additional $1,428,237 million of Company stock.

                                                 Six Months Ended December 31,
                                                    2007               2006
                                                 -----------      ------------
Net cash provided by operating activities        $ 1,331,627      $  1,973,689
Net cash used in investing activities             (2,899,436)         (488,871)
Net cash used in financing activities               (964,821)         (439,740)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities increased in the first half of fiscal 2008 due to the increase in purchases of short-term investments. The increase in cash used in financing activities is due primarily to the increase in purchases of treasury stock and the increase in dividends paid.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2007 and 2006, the Company expended $292,436 and $200,871, respectively, for plant improvements and new equipment. The Company has budgeted approximately $400,000 for new equipment and plant improvements in fiscal 2008, and expects to spend the remaining amount in the second half of the year. Management presently anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2007.


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

                    PART II: Other Information and Signatures

Item 1.       Legal Proceedings

              None

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

              (a) None

              (c) Securities Repurchased

                                   Purchases of Equity Securities

                                                            Total Number    Maximum Number
                                                              of Shares     (or Approximate
                                                              Purchased     Dollar Value)
                                                             as Part of       of Shares
                                     Total        Average     Publicly       that May Yet
                                    Number         Price      Announced      Be Purchased
                                   of Shares       Paid        Plan or      Under the Plan
              Period               Purchased     per Share     Program      or Program (1)
              -----------------------------------------------------------------------------
              December 1 to
              December 31, 2007      8,977        $22.38        8,977         $1,428,237

              (1) Pursuant to a prior Board of Directors authorization, as of December 31, 2007 the Company can repurchase up to $1,428,237 of its common stock pursuant to an ongoing plan.

Item 3        Defaults on Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              (a) The  Company's  Annual  Meeting of  Shareholders  (the "Annual
                  Meeting") was held on November 30, 2007.

              (b) Barry  Pinsley and Seymour  Saslow were  re-elected as Class B directors each to serve for a three-year term. Continuing as directors after the Annual Meeting were:

                      Class A (term expiring 2009):    Howard Pinsley
                                                       Alvin Sabo
                                                       Carl Helmetag

                      Class B (term expiring 2010):    Barry Pinsley
                                                       Seymour Saslow

                      Class C (term expiring 2008):    Paul J. Corr
                                                       Michael W. Wool

              (c) The following matters were voted upon at the annual meeting:

                  The election of two Class B directors. The votes were cast as follows:

                  Nominee:            Voted For:   Voted Against or Withheld:   Broker Non-Votes:
                  -------             ---------    -------------------------    ----------------
                  Barry Pinsley       2,050,942              14,221                    0
                  Seymour Saslow      1,782,564             282,599                    0

                  Ratification of Rotenberg & Company LLP, as independent auditors for the Corporation for the fiscal year ending June 30, 2008. The votes were cast as follows:

                      Shares in favor               2,036,566
                      Shares against                    8,033
                      Abstentions                      20,565
                      Broker non-votes                      0

                  Approval of the adoption of the Espey Mfg. & Electronics Corp. 2007 Stock Option and Restricted Stock Plan. The votes were cast as follows:

                      Shares in favor               1,135,721
                      Shares against                  550,665
                      Abstentions                      14,212
                      Broker non-votes                      0

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

February 14, 2008
-----------------
      Date