Form 10QSB
period 2008-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2008-05-14
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                       Outstanding at May 14, 2008
                    -----                       ---------------------------
      Common stock, $.33-1/3 par value               2,324,773 shares


Transitional Small Business Disclosure Format YES [ ] NO [ X ]

                         ESPEY MFG. & ELECTRONICS CORP.
                         Quarterly Report on Form 10-QSB
                                    I N D E X

PART I   FINANCIAL INFORMATION                                              PAGE

         Item 1    Financial Statements:

                       Balance Sheet (Unaudited)  - March 31, 2008           1

                       Statements of Income (Unaudited) -
                       Three and Nine Months Ended March 31, 2008 and 2007   2

                       Statements of Cash Flows (Unaudited)-
                       Nine Months Ended March 31, 2008 and 2007             3

                       Notes to Financial Statements (Unaudited)             4

         Item 2    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             8

         Item 3    Controls and Procedures                                  11

PART II  OTHER INFORMATION                                                  12

         Item 1    Legal Proceedings                                        12

         Item 2    Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                 12

         Item 3    Defaults on Senior Securities                            12

         Item 4    Submission of Matters to a Vote of Security Holders      12

         Item 5    Other Information                                        12

         Item 6    Exhibits                                                 13

         SIGNATURES                                                         13

                                PART I: FINANCIAL INFORMATION

                                ESPEY MFG. & ELECTRONICS CORP.
                                  Balance Sheet (Unaudited)
                                        March 31, 2008
ASSETS:

          Cash and cash equivalents                                              $  6,588,780
          Short term investments                                                    6,847,000
          Trade accounts receivable, net                                            3,795,069
          Other receivables                                                             4,873
          ESOP receivable due to dividends on unallocated shares                      129,681

          Inventories:
                  Raw materials                                                     1,622,904
                  Work-in-process                                                   2,852,379
                  Costs relating to contracts in process, net of advance
                    payments of  $230,700 at March 31, 2008                         6,086,123
                                                                                 ------------
                                    Total inventories                              10,561,406

          Deferred income taxes                                                       180,769
          Prepaid expenses and other current assets                                   340,970
                                                                                 ------------
                                    Total current assets                           28,448,548
                                                                                 ------------

          Property, plant and equipment, net                                        2,989,879
          Loan receivable                                                              73,605
                                                                                 ------------

                                    Total assets                                 $ 31,512,032
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

          Accounts payable                                                       $  1,127,907
          Accrued expenses:
                  Salaries, wages and commissions                                     182,515
                  Vacation                                                            527,616
                  Other                                                                41,974
          Payroll and other taxes withheld and accrued                                 41,983
          Income taxes payable                                                        175,723
                                                                                 ------------
                                    Total current liabilities                       2,097,718
                                                                                 ------------
          Deferred income taxes                                                       148,036
                                                                                 ------------
                                    Total liabilities                               2,245,754
                                                                                 ------------

          Common stock, par value $.33-1/3 per share.
              Authorized 10,000,000 shares; issued 3,029,874 shares
              on March 31, 2008. Outstanding 2,324,773 (includes
               231,042 Unearned ESOP Shares) on March 31, 2008                      1,009,958
          Capital in excess of par value                                           13,252,634
          Retained earnings                                                        25,278,350

          Less: Unearned ESOP Shares                                               (3,600,459)
                  Treasury shares, cost of 705,101 shares on March 31, 2008        (6,674,205)
                                                                                 ------------
                                    Total stockholders' equity                     29,266,278
                                                                                 ------------

                                    Total liabilities and stockholders' equity   $ 31,512,032
                                                                                 ============

See accompanying notes to the financial statements.

                                ESPEY MFG. & ELECTRONICS CORP.
                               Statements of Income (Unaudited)
                      Three and Nine Months Ended March 31, 2008 and 2007

                                                       Three Months                 Nine Months
                                                     2008          2007          2008          2007
                                                 -------------------------   -------------------------
Net sales                                        $ 6,479,020   $ 8,059,695   $19,512,950   $20,250,921
Cost of sales                                      4,301,589     6,443,561    14,303,824    15,979,258
                                                 -----------   -----------   -----------   -----------
       Gross profit                                2,177,431     1,616,134     5,209,126     4,271,663

Selling, general and
   administrative expenses                           647,998       697,740     2,017,370     2,137,463
                                                 -----------   -----------   -----------   -----------

       Operating income                            1,529,433       918,394     3,191,756     2,134,200
                                                 -----------   -----------   -----------   -----------

Other income (expense)

       Interest and dividend income                  137,594       151,896       537,039       447,285
       Other                                          16,186         9,589        64,748        43,939
                                                 -----------   -----------   -----------   -----------
                                                     153,780       161,485       601,787       491,224
                                                 -----------   -----------   -----------   -----------

Income before income taxes                         1,683,213     1,079,879     3,793,543     2,625,424

Provision for income taxes                           584,008       365,849     1,305,669       888,433
                                                 -----------   -----------   -----------   -----------

                  Net income                     $ 1,099,205   $   714,030   $ 2,487,874   $ 1,736,991
                                                 ===========   ===========   ===========   ===========

Net income per share:

       Basic                                     $      0.53   $      0.35   $      1.20   $      0.85
       Diluted                                   $      0.53   $      0.34   $      1.18   $      0.84
                                                 -----------   -----------   -----------   -----------

Weighted average number of shares outstanding:

       Basic                                       2,083,659     2,053,545     2,074,743     2,044,839
       Diluted                                     2,098,596     2,077,994     2,101,177     2,069,730
                                                 -----------   -----------   -----------   -----------

Dividends per share:                             $      1.70   $      0.15   $      2.05   $      0.41
                                                 ===========   ===========   ===========   ===========

See accompanying notes to the financial statements.


                                      ESPEY MFG. & ELECTRONICS CORP.
                                   Statements of Cash Flows (Unaudited)
                                Nine Months Ended March 31, 2008 and 2007
                                                                                             March 31,
                                                                                       2008            2007
                                                                                   ------------    ------------
Cash Flows From Operating Activities:
       Net income                                                                  $  2,487,874    $  1,736,991

       Adjustments to  reconcile  net income to net cash  provided by  operating activities:
       Excess tax benefits from share-based compensation                                 83,471          64,636
       Stock option compensation                                                        115,822         119,856
       Depreciation                                                                     368,147         363,833
       ESOP compensation expense                                                        381,111         333,250
       Loss on disposal of assets                                                          (385)          5,404
       Deferred income tax                                                              (33,968)        (54,867)
       Changes in assets and liabilities:
          Increase in trade receivable, net                                            (774,588)       (363,816)
          (Increase) decrease in other receivables                                       (1,425)          3,528
          Increase in ESOP receivable due to dividends on unallocated shares           (129,681)             --
          Decrease in inventories                                                       587,921         720,318
          Decrease (increase) in prepaid expenses and other current assets              207,242         (91,540)
          Increase in accounts payable                                                  146,956         383,277
          Increase in accrued salaries, wages and commissions                            20,313          26,623
          Decrease in other accrued expenses                                             (4,061)         (4,265)
          (Decrease) increase in vacation accrual                                       (54,865)            726
          (Decrease) increase in payroll and other taxes withheld and accrued               (83)         13,611
          Decrease in income taxes payable                                             (107,691)       (602,718)
          Decrease in ESOP payable                                                     (381,111)       (112,408)
                                                                                   ------------    ------------
                      Net cash provided by operating activities                       2,910,999       2,542,439
                                                                                   ------------    ------------

Cash Flows From Investing Activities:
       Additions to property, plant and equipment                                      (423,131)       (371,701)
       Proceeds on sale of assets, net                                                       --              10
       Payment for loan receivable                                                      (80,000)             --
       Proceeds from return of loan receivable                                            6,395              --
       Purchase of short term investments                                            (5,887,000)     (3,648,000)
       Maturity of short term investments                                             3,360,000       3,360,000
                                                                                   ------------    ------------
                      Net cash used in investing activities                          (3,023,736)       (659,691)
                                                                                   ------------    ------------

Cash Flows From Financing Activities:
       Sale of treasury stock                                                                --              --
       Dividends on common stock                                                     (4,263,849)       (836,111)
       Purchase of treasury stock                                                      (716,363)       (298,064)
       Proceeds from exercise of stock options                                          502,147         252,260
       Excess tax benefits from share-based compensation                                 83,471          64,636
                                                                                   ------------    ------------
                      Net cash (used in) provided by financing activities            (4,394,594)       (817,279)
                                                                                   ------------    ------------

(Decrease) increase in cash and cash equivalents                                     (4,507,331)      1,065,469
Cash and cash equivalents, beginning of period                                       11,096,111       7,072,615
                                                                                   ------------    ------------
Cash and cash equivalents, end of period                                              6,588,780       8,138,084
                                                                                   ============    ============

Supplemental disclosures of cash flow information:
       Income Taxes Paid                                                           $  1,290,000    $  1,417,038
                                                                                   ============    ============

Non-cash investing and financing activities:

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

Total stock-based compensation expense recognized in the Statement of Income for the three months ended March 31, 2008 and 2007, was $32,491 and $43,836, respectively, before income taxes. The related total deferred tax benefit was approximately $2,487 and $3,470, for the three months ended March 31, 2008 and 2007, respectively. Total stock-based compensation expense recognized in the Statement of Income for the nine months ended March 31, 2008 and 2007, was $115,822 and $119,856, respectively, before income taxes. The related total deferred tax benefit was approximately $8,991 and $9,462, for the nine months ended March 31, 2008 and 2007, respectively. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As  of  March  31,  2008,  there  was  approximately   $55,201  of  unrecognized
compensation cost related to stock option awards that is expected to be recognized as expense over a period of 1 year.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which zero have been granted as of March 31, 2008. While no further grants of options may be made under the 2000 Plan, as of March 31, 2008, 96,100 options were outstanding of which 28,700 are vested and exercisable.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate stock-based employee compensation for the three and nine months ended March 31, 2008:

                                           Three Months Ended  Nine Months Ended
                                             March 31, 2008     March 31, 2008
                                           ------------------  -----------------
 Dividend yield                                    2.59%             2.40%
 Expected stock price volatility                  20.50%            22.29%
 Risk-free interest rate                           4.80%             4.54%
 Expected option life (in years)                      5                 5
 Weighted average fair value per share
    of options granted during the period          $3.95             $4.04

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

The following table summarizes stock option activity during the nine months ended March 31, 2008:

                                               Employee Stock Options Plan
                                        -------------------------------------
                                                                   Weighted
                                          Number of   Weighted      Average
                                           Shares      Average     Remaining
                                           Subject    Exercise    Contractual
                                          To Option     Price        Term
                                        -------------------------------------
     Balance at July 1, 2007               138,800      $15.77       7.38
     Granted                                    --          --         --
     Exercised                             (41,100)     $12.22         --
     Forfeited or expired                   (1,600)     $18.05         --
                                        -------------------------------------
     Balance at March 31, 2008              96,100      $17.25       8.03
                                        =====================================
     Exercisable at March 31, 2008          28,700      $15.37       6.88
                                        =====================================

The intrinsic value of stock options exercised was $240,245 and $106,108 during the nine months ended March 31, 2008 and 2007, respectively. The intrinsic value of stock options outstanding and exercisable as of March 31, 2008 and 2007 was $132,828 and $389,485, respectively.

Note 4.  Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2008. As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company. It is not possible to predict the outcome of such actions. Currently the Company has no claims or assertions against it.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $117,937 for the quarter ended March 31, 2008 and $381,111 for the nine-month period ending March 31, 2008. The ESOP shares as of March 31, 2008 were as follows:

        Allocated Shares                                           418,076
        Committed-to-be-released shares                             18,125
        Unreleased shares                                          231,042
                                                               -----------

        Total shares held by the ESOP                              667,243
                                                               ===========

        Fair value of unreleased shares at March 31, 2008      $ 4,620,840
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

In the first nine months of fiscal 2008, the Company received approximately $16.3 million in new orders. These orders include both follow-on production quantities for mature products and engineering development orders which will enable the Company to utilize its engineering expertise in developing new customer specific products. Some of these products, once developed, will be produced in the Company's manufacturing facility and are expected to provide large production order quantities over several years. These orders are in line with the Company's strategy of getting involved in long-term high quantity military and industrial products. The Company's backlog is $41.8 million at May 12, 2008, which includes $27.5 million from the two most significant customers in the first nine months of fiscal 2008.

The sales backlog of approximately $33.0 million at March 31, 2008 gives the Company a solid base of future sales. Management expects sales for fiscal 2008 to be slightly less than fiscal 2007 sales. In addition to the backlog, the Company currently has outstanding quotations and expected business representing approximately $34.7 million in the aggregate for both repeat and new programs.

Sales to two significant customers in the first nine months of fiscal 2008 and 2007 represented 58.0% and 58.9%, respectively, of the Company's total sales. While the Company has always had a small number of customers that account for a large percentage of its total sales in any given year, management is pursuing business opportunities involving significant product programs with new and current customers with an overall objective of lowering the concentration of sales and minimizing the impact of a significant customer or excessive reliance upon a single major product program of a particular customer. The backlog at March 31, 2008 of $33.0 million includes $23.0 million from the two most significant customers in the first nine months of fiscal 2008.

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

The total backlog for the Company of $33.0 million at March 31, 2008, up $0.9 million from March 31, 2007, and up $1.6 million from December 31, 2007, represents the estimated remaining sales value of work to be performed under firm contracts. These contracts include significant orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements.

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

Results of Operations

Net sales for the three months ended March 31, 2008 were $6,479,020 as compared to $8,059,695 for the same period in 2007, representing a 19.6% decrease. Net sales for the nine months ended March 31, 2008 were $19,512,950 as compared to $20,250,921 for the same period in 2007, representing a 3.6% decrease. Generally, these decreases can be attributed to the contract specific nature of the Company's business. Also, one large program currently in production experienced vendor delays with material needed to produce power supplies, which caused decreased sales for the quarter. New orders received in the first nine months of fiscal 2008 were approximately $16.3 million, representing a 10.9% increase over the amount of new orders received in the first nine months of fiscal 2007. The sales order backlog has been over $30 million for twelve consecutive fiscal quarters and expectations are this trend will continue.

For the three months ended March 31, 2008 and 2007 gross profits were $2,177,431 and $1,616,134, respectively. Gross profit as a percentage of sales was 33.6% and 20.1%, for the three months ended March 31, 2008 and 2007, respectively. For the nine months ended March 31, 2008 and 2007 gross profits were $5,209,126 and $4,271,663, respectively. Gross profit as a percentage of sales was 26.7% and 21.1%, for the nine months ended March 31, 2008 and 2007, respectively. The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs including loss contracts, has a significant impact on gross profit and net income. The improved gross profit and gross profit percentage in the three and nine months ended March 31, 2008, was the result of shipping mature products with favorable margins. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully obtained and executed. Employment of full time equivalents at March 31, 2008 was 173 compared to 182 people at March 31, 2007.

Selling, general and administrative expenses were $647,998 for the three months ended March 31, 2008; a decrease of $49,742 compared to the three months ended March 31, 2007. Selling, general and administrative expenses were $2,017,370 for the nine months ended March 31, 2008; a decrease of $120,093 compared to the nine months ended March 31, 2007. The decrease is due primarily to reduced headcount.

Other income for three months ended March 31, 2008 decreased as compared to the three months ended March 31, 2007 due to decreased interest income on the Company's cash and cash equivalents and short-term investments. Lower interest rates and lower cash and cash equivalents due to the special dividend of $1.50 per share paid to shareholders on March 20, 2008, caused this decrease. Other income for the nine months ended March 31, 2008 increased as compared to the nine months ended March 31, 2007 due to higher balances of cash and cash equivalents for a majority of the nine month period ended March 31, 2008. The Company does not believe that there is a significant risk associated with its investment policy, since at March 31, 2008 all of the investments are primarily represented by short-term liquid investments including certificates of deposit and money market funds.

The effective income tax rate at March 31, 2008 and 2007 was 34.4% and 33.8%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the foreign exportation benefit the Company receives on its international sales, the Qualified Production Activities benefit, and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended March 31, 2008, was $1,099,205 or $.53 per share, both basic and diluted, compared to $714,030 or $.35 and $.34 per share, basic and diluted, respectively, for the three months ended March 31, 2007. Net income for the nine months ended March 31, 2008, was $2,487,874 or $1.20 and $1.18 per share, basic and diluted, respectively, compared to $1,736,991 or $.85 and $.84 per share, basic and diluted, respectively, for the nine months ended March 31, 2007. The increase in net income per share was due to higher gross profit as a percentage of sales, a decrease in selling, general and administrative expenses, and increased interest income.

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

The Company's working capital as of March 31, 2008 was approximately $26.4 million. During the three months ended March 31, 2008 and 2007 the Company repurchased 7,500 and 10,196 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP"), for a total purchase price of $144,600 and $187,861, respectively. During the nine months ended March 31, 2008 and 2007 the Company repurchased 33,220 and 16,269 shares, respectively, of its common stock for a total purchase price of $716,363 and $298,064, respectively. Under existing authorizations from the Company's Board of Directors, as of March 31, 2008, management is authorized to purchase an additional $1,283,637 million of Company stock.

                                                   Nine Months Ended March 31,
                                                     2008              2007
                                                  -----------       ----------
Net cash provided by operating activities         $2,910,999        $2,542,439
Net cash used in investing activities             (3,023,736)         (659,691)
Net cash used in financing activities             (4,394,594)         (817,279)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities increased in the first nine months of fiscal 2008 due to the increase in purchases of short-term investments. The increase in cash used in financing activities is due primarily to the increase in purchases of treasury stock and the increase in dividends paid.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2008 and 2007, the Company expended $423,131 and $371,701, respectively, for plant improvements and new equipment. The Company has budgeted approximately $400,000 for new equipment and plant improvements in fiscal 2008 (and does not anticipate additional expenditures of this nature during the fourth quarter).

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2008.



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

                    PART II: Other Information and Signatures

Item 1.       Legal Proceedings

              None

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

              (a) None

              (c) Securities Repurchased

                                             Purchases of Equity Securities

                                                                     Total Number        Maximum Number
                                                                       of Shares         (or Approximate
                                                                       Purchased         Dollar Value)
                                                                      as Part of           of Shares
                                         Total          Average        Publicly           that May Yet
                                        Number           Price         Announced          Be Purchased
                                       of Shares         Paid           Plan or          Under the Plan
              Period                   Purchased       per Share        Program          or Program (1)
              ------------------------------------------------------------------------------------------
              March 1 to
              March 31, 2008             7,500          $19.28           7,500             $1,283,637

              (1) Pursuant to a prior Board of Directors authorization, as of March 31, 2008 the Company can repurchase up to $1,283,637 of its common stock pursuant to an ongoing plan.

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

May 14, 2008
------------
   Date