Form 10KSB
period 2008-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2008-09-15
CIK 33533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10 - KSB

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2008

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

        (Registrant's telephone number including area code) (518)245-4400
                                                            -------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         [ ] Yes [X] No

Revenues for fiscal year ended June 30, 2008 were $25,701,739

The aggregate market value of the voting stock held by non-affiliates of the registrant was $27,908,407 based upon the closing sale price of $18.99 on the American Stock Exchange on June 30, 2008.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at September 8, 2008
             -------                           --------------------------------
Common stock, $.33-1/3 par value                         2,328,902 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-KSB as indicated herein.

Introductory Statement

In accordance with SEC Release No. 33-8876, the registrant is eligible to file the within Annual Report on Form 10-KSB because it qualified as a "small business issuer" on the effective date of the amendments adopted pursuant to said Release.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "scheduled," "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

   o Changing priorities in the U.S. government's defense budget (including changes in priorities in response to terrorist threats or to improve homeland security);
   o  Termination of government contracts due to unilateral government action;
   o Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;
   o  Potential of changing prices for energy and raw materials.

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

In the fiscal years ended June 30, 2008 and 2007, the Company's total sales were $25,701,739 and $27,656,359, respectively. Sales to two customers accounted for 31% and 25% of total sales in 2008. Sales to two customers accounted for 30% and 29% of total sales in 2007.

Export sales in 2008 and 2007 were approximately $5,538,000 and $3,747,000, respectively.

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

Sales Backlog

At September 8, 2008, the Company's backlog was approximately $46 million. The total backlog at June 30, 2008 was approximately $44.8 million compared to approximately $36.3 million at June 30, 2007. The Company's total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The Company's backlog and risks associated with government contracts is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

It is presently anticipated that a minimum of $27.7 million of orders comprising the June 30, 2008 backlog will be filled during the fiscal year ending June 30, 2009. The minimum of $27.7 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2009. The estimate of the June 30, 2008 backlog to be shipped in fiscal 2009 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

The Company's business is not considered to be seasonal. Also, management believes that due to the nature of the Company's business the Company will not be adversely affected by recessionary factors in the U.S. economy generally.

Research and Development

The Company's expenditures for research and development were approximately $53,586 and $79,836 in fiscal 2008 and 2007, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvements of existing products.

Employees

The Company had 167 employees as of September 8, 2008. Some of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. A new collective bargaining agreement was approved in June 2008. The four-year agreement expires on June 30, 2012. The contract includes pay increases of 4%, 3.75%, 3.75% and 4% for each year, respectively, of the four-year contract. Relations with the Union are considered good. Union membership at September 8, 2008 was 66 people.

Government Regulations

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2008, and the Company believes will not in fiscal year 2009, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

The Saratoga Springs plant, which the Company owns, consists of various adjoining one-story buildings on a 22 acre site, approximately eight acres of which is unimproved. The property is not subject to mortgage indebtedness or any other material encumbrance. The plant has a sprinkler system throughout and contains approximately 151,000 square feet of floor space, of which 90,000 is used for manufacturing, 24,000 for engineering, 33,000 for shipping and climatically secured storage, and 4,000 for offices. The offices, engineering and some manufacturing areas are air-conditioned. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, plating, impregnation and spray-painting operations. The manufacturing operation also includes a complete machine shop, with welding and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. In addition to meeting all of the Company's in-house needs, the plating, machine shop and environmental facilities are available to other companies on a contract basis.

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

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the American Stock Exchange (ticker symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

         2008                                   High            Low
         First Quarter                         24.08           19.71
         Second Quarter                        24.00           17.60
         Third Quarter                         23.75           14.75
         Fourth Quarter                        23.20           17.40

         2007                                   High            Low
         First Quarter                         18.30           16.10
         Second Quarter                        19.05           16.65
         Third Quarter                         19.91           16.85
         Fourth Quarter                        24.30           19.61

Holders

The approximate number of holders of record of the common stock was 110 on September 8, 2008 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on common stock of $2.25 and $.56 per share for the fiscal years ended June 30, 2008 and 2007, respectively. The dividends paid during the fiscal year ended June 30, 2008 included a special dividend of $1.50 per share that was paid on March 20, 2008. The Board of Directors has authorized the payment of a fiscal 2009 first quarter dividend of $.225 payable September 25, 2008 to shareholders of record on September 4, 2008.

During fiscal 2008, the Company sold common stock to certain employees and directors as they exercised existing stock options granted under a shareholder approved plan. During the year, 45,100 shares were sold at prices that ranged from $6.63 a share to $17.80 a share. The securities were sold for cash. Proceeds are used for general working capital purposes.

The Company made open market purchases of equity securities in the fiscal 2008 fourth quarter totaling 2,871 shares for $53,080.

                                  Small Business Issuer Purchases of Equity Securities

                                                                            Total Number of        Maximum Dollar
                                                                          Shares Purchased as   Value of Shares that
                                                                           Part of Publicly          May Yet Be
                             Total Number of       Average Price Paid     Announced Plans or     Purchased Under the
         Period             Shares Purchased           per Share               Programs           Plans or Programs
----------------------------------------------------------------------------------------------------------------------
                                   (a)                    (b)                    (c)                      (d)
----------------------------------------------------------------------------------------------------------------------
   April 1 - April 30               -                      -                       -                 $ 1,283,637
     May 1 - May 31                 -                      -                       -                   1,283,637
    June 1 - June 30              2,871                  $18.49                  2,871                 1,230,557
                                  -----                  ------                  -----               -----------
         Total                    2,871                  $18.49                  2,871               $ 1,230,557
----------------------------------------------------------------------------------------------------------------------

The following table sets forth information as of June 30, 2008 with respect to compensation plans under which equity securities of the Company may be issued.

                                            Equity Compensation Plan Information


                           Number of securities to      Weighted-average             Number of Securities remaining
                           be issued upon exercise      exercise price of         available for future issuance under
                           of outstanding options,    outstanding options,        equity compensation plan (excluding
Plan Category                warrants and rights       warrants and rights         securities reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
                                     (a)                       (b)                                 (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation
   plans approved by
   security holders                126,500                   $18.40                             365,600
Equity compensation
   plans not approved
   by security holders
                                 ---------                                                    ---------
           Total                   126,500                                                      365,600
----------------------------------------------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

The business outlook for the Company is excellent. The order backlog, together with potential new orders realized from outstanding quotations by the Company, remain at a high level. Expectations are for product mix and margins to remain favorable for fiscal year 2009, and management expects revenues to increase in fiscal year 2009 over fiscal year 2008. During fiscal 2008 new orders received by the Company were approximately $34.3 million. The near record order backlog of approximately $44.8 million at June 30, 2008 gives the Company a solid base of future sales. It is presently anticipated that a minimum of $27.7 million of orders comprising the June 30, 2008 backlog will be filled during the fiscal year ending June 30, 2009. The minimum of $27.7 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2009. The backlog represents the estimated remaining sales value of work to be performed under firm contracts.

In addition to the backlog, the Company currently has outstanding quotations representing in excess of $33.2 million in the aggregate for both repeat and new programs. Many potential orders are currently being discussed and negotiated with existing and potential new customers. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and military procurement generally.

Two significant customers in fiscal 2008 represented 56% of the Company's total sales. These sales represent significant programs which the Company is a significant supplier of parts. While the Company has always had a small number of customers that make up its total sales in any given year, management is pursuing business opportunities involving significant product programs with new and current customers with an objective of lowering the overall concentration of sales, and minimizing the impact of loss of a significant customer or excessive reliance upon a single major product program of a particular customer.

Management continues to invest in capital equipment to upgrade its technology and stay current with the industry. Capital expenditures are expected to be approximately $350,000 for fiscal 2009. Also, management along with the Company's Board of Directors continues to look for potential opportunities to expand the Company's business through acquisitions.

Results of Operations

Net Sales for fiscal years ended June 30, 2008 and 2007, were $25,701,739 and $27,656,359, respectively, a 7.1% decrease. This decrease can be attributed to the contract specific nature of the Company's business and the delivery dates on these contracts. Also, one significant customer program experienced vendor delivery delays for material needed to produce power supplies. This delay slowed production efforts and helped cause a decrease in sales for the year. New orders received in fiscal 2008 were approximately $34.3 million, representing a 30.6% increase over the amount of new orders received in fiscal 2007. As discussed above, the order backlog at June 30, 2008 was $44.8 million compared to $36.3 million at June 30, 2007.

For the fiscal years ended June 30, 2008 and 2007 gross profits were $6,862,246 and $6,059,967, respectively. Gross profit as a percentage of sales was 26.7% and 21.9%, for fiscal 2008 and 2007, respectively. The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs including loss contracts, has a significant impact on gross profit and net income. The improved gross profit and gross profit percentage was the result of shipping more mature products with favorable margins during fiscal 2008. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully obtained and executed. Employment of full time equivalents at June 30, 2008 was 170 compared to 179 people at June 30, 2007.

Selling, general and administrative expenses were $2,623,313 for the fiscal year ended June 30, 2008, a decrease of $208,052, or 7.3% as compared to the prior year. This decrease is primarily due to reduced headcount.

Other income for the fiscal years ended June 30, 2008 and 2007 was $712,252 and $677,888, respectively, a 5.1% increase. This increase is due to increased interest income on the Company's cash and cash equivalents and short-term investments due to higher cash and cash equivalent and short-term investment balances for a majority of the year as well as an increase in scrap metal income offset by lower interest rates on the Company's investments. The Company does not believe that there is significant risk associated with its investment policy, since at June 30, 2008 all of the investments were primarily represented by short-term liquid investments including certificates of deposit and money market accounts.

The effective income tax rate was 30.9% in fiscal 2008 and 34.9% in fiscal 2007. The effective tax rate was impacted in fiscal 2008 mainly due to the qualified production activities benefit, ESOP dividend payment deduction, offset by ESOP differences between book expense and tax expense for currently allocated shares and state taxes.

Net income for fiscal 2008, was $3,421,869 or $1.65 and $1.63 per share, basic and diluted, respectively, compared to net income of $2,544,720 or $1.24 and $1.23 per share, basic and diluted, respectively, for fiscal 2007. The increase in net income per share was due to the decrease in both, cost of sales and selling, general and administrative expenses, offset partially by the decrease in sales.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last three fiscal years. Management had available a $3,000,000 line of credit to help fund further growth or working capital needs, but did not anticipate the need for any borrowed funds in the foreseeable future and therefore did not renew the line of credit which expired November 30, 2007.

The Company's working capital as of June 30, 2008 and 2007 was $27,448,722 and $28,301,566, respectively. During 2008 and 2007 the Company repurchased 36,091 and 16,269 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") and in other open market transactions, for a total purchase price of $769,443 and $298,064 respectively. At the Company's Board of Directors meeting held on August 15, 2008 the Board of Directors increased management's authorization to purchase an additional $2 million of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

                                                        2008           2007
                                                        ----           ----
Net cash provided by operating activities.........  $ 4,147,247    $ 6,075,626
Net cash used in investing activities.............   (3,598,961)      (948,993)
Net cash used in financing activities ............   (4,792,644)    (1,103,137)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, receipt of progress payments, level of sales and payments of accounts payable. Net cash used in investing activities increased in fiscal 2008 due to the purchase of short-term investments. The increase in cash used in financing activities is due primarily to the purchase of treasury shares and an increase in dividends paid on common stock, including a special dividend of $1.50 per share that was paid in March 2008.

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

During fiscal year 2008 and fiscal 2007, the Company expended $517,959 and $565,003, respectively, for plant improvements and new equipment. The Company has budgeted approximately $350,000 for new equipment and plant improvements in fiscal 2009. Management anticipates that the funds required will be available from current operations.

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


Item 7.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Espey Mfg. & Electronics Corp.
Saratoga Springs, New York

         We have audited the accompanying balance sheet of Espey Mfg. & Electronics Corp. as of June 30, 2008, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2008. Espey Mfg. & Electronics Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.


/s/ Rotenberg & Co., LLP
------------------------
Rochester, New York
September 8, 2008


Espey Mfg. & Electronics Corp.
Balance Sheet
June 30, 2008
-------------------------------------------------------------------------------------
ASSETS
     Cash and cash equivalents .......................................   $  6,851,753
     Short term investments ..........................................      7,336,000
     Trade accounts receivable, net ..................................      3,646,127
     Income tax receivable ...........................................        276,087
     ESOP receivable due to dividends on unallocated shares ..........         36,809
     Other receivables ...............................................          4,348

     Inventories:
              Raw materials and supplies .............................      1,575,116
              Work-in-process ........................................      1,151,332
              Costs related to contracts in process, net of progress
                payments of $959,175 .................................      7,461,786
                                                                         ------------
                           Total inventories .........................     10,188,234

     Deferred income taxes ...........................................        169,853
     Prepaid expenses and other current assets .......................        355,688
                                                                         ------------
                           Total current assets ......................     28,864,899
                                                                         ------------
     Property, plant and equipment, net ..............................      2,956,590
     Loan receivable .................................................         65,003
                                                                         ------------

                           Total assets ..............................   $ 31,886,492
                                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts payable ................................................   $    600,931
     Accrued expenses:
              Salaries, wages and commissions ........................        184,377
              Vacation ...............................................        542,441
              Other ..................................................         46,253
     Payroll and other taxes withheld and accrued ....................         42,175
     Income taxes payable ............................................             --
                                                                         ------------
                           Total current liabilities .................      1,416,177
                                                                         ------------
     Deferred income taxes ...........................................        132,578
                                                                         ------------
                           Total liabilities .........................      1,548,755
                                                                         ------------

     Common stock, par value $.33-1/3 per share
              Authorized 10,000,000 shares; Issued 3,029,874 shares in
                   2008. Outstanding 2,325,902 (includes 225,000
                   Unearned ESOP Shares) .............................      1,009,958
     Capital in excess of par value ..................................     13,476,609
     Retained earnings ...............................................     25,796,703
                                                                         ------------
                                                                           40,283,270

     Less:    Unearned ESOP shares ...................................     (3,251,248)
              Cost of 703,972 shares of common stock in treasury .....     (6,694,285)
                                                                         ------------
                           Total stockholders' equity ................     30,337,737
                                                                         ------------

                           Total liabilities and stockholders' equity    $ 31,886,492
                                                                         ============

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Statements of Income
Years Ended June 30, 2008 and 2007
--------------------------------------------------------------------------------

                                                     2008          2007
                                                     ----          ----
Net sales ....................................   $25,701,739   $27,656,359
Cost of sales ................................    18,839,493    21,596,392
                                                 -----------   -----------
         Gross profit ........................     6,862,246     6,059,967

Selling, general and administrative expenses .     2,623,313     2,831,365
                                                 -----------   -----------
         Operating income ....................     4,238,933     3,228,602

Other income (expense)
         Interest and dividend income ........       640,412       614,229
         Other ...............................        71,840        63,659
                                                 -----------   -----------
                Total other income, net ......       712,252       677,888
                                                 -----------   -----------

Income before income taxes ...................     4,951,185     3,906,490

Provision for income taxes ...................     1,529,316     1,361,770
                                                 -----------   -----------

                           Net income ........   $ 3,421,869   $ 2,544,720
                                                 ===========   ===========

Net income per share:
         Basic ...............................   $      1.65   $      1.24
         Diluted .............................   $      1.63   $      1.23
                                                 -----------   -----------

Weighted average number of shares outstanding:
         Basic ...............................     2,079,734     2,048,626
         Diluted .............................     2,103,836     2,077,664
                                                 ===========   ===========

The accompanying notes are an integral part of the financial statements.


Espey Mfg. & Electronics Corp.
Statements of Changes in Stockholders' Equity
Years Ended June 30, 2008 and 2007
-----------------------------------------------------------------------------------------------------------------

                                         Outstanding                   Capital in      Unearned
                                           Common                      Excess of         ESOP          Retained
                                           Shares         Amount       Par Value        Shares         Earnings
                                        ------------   ------------   ------------   ------------    ------------
Balance as of June 30, 2006                2,304,562   $  1,009,958   $ 12,506,749   $(3,961,079)    $ 25,651,945
                                        ------------   ------------   ------------   ------------    ------------

Net income, 2007                                                                                        2,544,720

Stock options exercised                       28,600                        51,620

Stock option expense                                                       170,698

Dividends paid on common stock
   $.56 per share                                                                                      (1,142,340)

Tax effect of stock options exercised                                       49,697

Purchase of treasury stock                   (16,269)

Reduction of unearned ESOP shares                                          111,505        360,620
                                        ------------   ------------   ------------   ------------    ------------

Balance as of June 30, 2007                2,316,893     $1,009,958    $12,890,269    $(3,600,459)    $27,054,325
                                        ------------   ------------   ------------   ------------    ------------

Net income, 2008                                                                                        3,421,869

Stock options exercised                       45,100                       200,744

Stock option expense                                                       143,530

Dividends paid on common stock
   $2.25 per share                                                                                     (4,679,491)

Tax effect of stock options exercised                                       83,471

Purchase of treasury stock                   (36,091)

Reduction of unearned ESOP shares                                          158,595        349,211
                                        ------------   ------------   ------------   ------------    ------------

Balance as of June 30, 2008                2,325,902     $1,009,958    $13,476,609    $(3,251,248)    $25,796,703
                                        ============   ============   ============   ============    ============


The accompanying notes are an integral part of the financial statements.

                                                                                                      (Continued)

                                                         13

                                              Treasury Stock               Total
                                        ---------------------------    Stockholders'
                                           Shares         Amount          Equity
                                        ------------   ------------    ------------
Balance as of June 30, 2006                  725,312   $ (6,234,803)   $ 28,972,770
                                        ============   ============    ============

Net income, 2007                                                          2,544,720

Stock options exercised                      (28,600)       235,950         287,570

Stock option expense                                                        170,698

Dividends paid on common stock
   $.56 per share                                                        (1,142,340)

Tax effect of stock options exercised                                        49,697

Purchase of treasury stock                    16,269       (298,064)       (298,064)

Reduction of unearned ESOP shares                                           472,125
                                        ------------   ------------    ------------

Balance as of June 30, 2007                  712,981   $ (6,296,917)   $ 31,057,176
                                        ------------   ------------    ------------

Net income, 2008                                                          3,421,869

Stock options exercised                      (45,100)       372,075         572,819

Stock option expense                                                        143,530

Dividends paid on common stock                                           (4,679,491)
   $2.25 per share

Tax effect of stock options exercised                                        83,471

Purchase of treasury stock                    36,091       (769,443)       (769,443)

Reduction of unearned ESOP shares                                           507,806
                                        ------------   ------------    ------------

Balance as of June 30, 2008                  703,972   $ (6,694,285)   $ 30,337,737
                                        ============   ============    ============

The accompanying notes are an integral part of the financial statements.

                                         14

Espey Mfg. & Electronics Corp.
Statements of Cash Flows
Years Ended June 30, 2008 and 2007
------------------------------------------------------------------------------------

                                                              2008           2007
                                                              ----           ----
Cash Flows From Operating Activities:
     Net income .......................................   $ 3,421,869    $ 2,544,720

     Adjustments to reconcile net income to net cash provided by operating activities:

     Excess tax benefits from share-based compensation         83,471         49,697

     Stock-based compensation .........................       143,530        170,698

     Depreciation .....................................       491,526        504,243

     ESOP compensation expense ........................       507,805        472,125

     Loss on disposal of assets .......................         4,353          8,692

     Deferred income tax benefit ......................       (38,510)       (60,449)

     Changes in assets and liabilities:

          (Increase) decrease in trade receivables, net      (625,646)     1,192,747

          Increase in income tax receivable                  (276,087)            --

          (Increase) decrease in other receivables ....          (900)         3,436

          Increase in ESOP receivable due to dividends
             on unallocated shares ....................       (36,809)            --

          Decrease in inventories, net ................       961,093      1,255,052

          Decrease in prepaid expenses and other
             current assets ...........................       192,524          5,915

          (Decrease) increase in accounts payable .....      (380,020)       365,365

          Increase in accrued salaries,
             wages and commissions ....................        22,175         34,195

          Increase (decrease) in other accrued expenses           200         (5,365)

          (Decrease) increase in vacation accrual .....       (40,040)        37,058

          Increase in payroll and
             other taxes withheld and accrued .........           127          1,469

          Decrease in income taxes payable ............      (283,414)      (503,972)
                                                          -----------    -----------

                      Net cash provided by
                         operating activities .........   $ 4,147,247    $ 6,075,626
                                                          -----------    -----------

The accompanying notes are an integral part of the financial statements.

                                                                         (Continued)

                                           15

Cash Flows From Investing Activities:

     Additions to property, plant and equipment ......       (517,959)       (565,003)

     Payment for loan receivable .....................        (80,000)             --

     Proceeds from return of loan receivable .........         14,998              --

     Purchase of short term investments ..............     (8,135,000)     (4,896,000)

     Proceeds from maturity of short term investments       5,119,000       4,512,000

     Proceeds on sale of assets, net .................             --              10
                                                         ------------    ------------

                      Net cash used in
                         investing activities ........     (3,598,961)       (948,993)
                                                         ------------    ------------

Cash Flows From Financing Activities:

     Dividends on common stock .......................     (4,679,491)     (1,142,340)

     Purchase of treasury stock ......................       (769,443)       (298,064)

     Proceeds from exercise of stock options .........        572,819         287,570

     Excess tax benefits from share-based compensation         83,471          49,697
                                                         ------------    ------------

                      Net cash used in
                         financing activities ........     (4,792,644)     (1,103,137)
                                                         ------------    ------------

(Decrease) increase in cash and cash equivalents .....     (4,244,358)      4,023,496

Cash and cash equivalents, beginning of the year .....     11,096,111       7,072,615
                                                         ------------    ------------

Cash and cash equivalents, end of the year ...........   $  6,851,753    $ 11,096,111
                                                         ============    ============

Supplemental Schedule of Cash Flow Information:

     Income taxes paid ...............................   $  1,970,000    $  1,826,746
                                                         ============    ============


The accompanying notes are an integral part of the financial statements.

                                         16

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

Inventoried work relating to contracts in process and work in process is valued at actual production cost, including factory overhead incurred to date. Work in process represents spare units; parts and other inventory items acquired or produced to service units previously sold or to meet anticipated future orders. The cost elements of contracts in process and work in process consist of production costs of goods and services currently in process and overhead. Provision for losses on contracts is made when the existence of such losses becomes probable and estimateable. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months.

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

Accounts receivable and allowance for doubtful accounts
The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is generally considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2008. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

Comprehensive Income
Comprehensive Income for the years ended June 30, 2008 and 2007 is equal to net income.

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

Recently Issued Accounting Standards
In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 ("SFAS 162"), The Hierarchy of Generally Accepted Accounting Principals. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2.  Summary of Significant Accounting Policies, Continued

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective beginning July 1, 2008. The adoption of the provisions of SFAS 159 is not expected to have a material effect on the Company's Financial Statements.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are "more-likely-than-not" to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 was effective beginning July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the effect of the guidance contained in SFAS 157 and does not expect the implementation to have a material effect on the Company's financial statements.

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

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 3. Contracts in Process

Contracts in process at June 30, 2008 and 2007 are as follows:

                                                           2008          2007
                                                           ----          ----

         Gross contract value                          $44,784,584   $36,265,636

         Costs related to contracts in process, net
         of progress payments of $959,175 in fiscal
         2008  and $206,238 in fiscal 2007             $ 7,461,786   $ 7,255,422

Included in costs relating to contracts in process at June 30, 2008 and 2007 are costs of $1,911,986 and $865,097, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statement of income until the units under contract are shipped.

Note 4. Property, Plant and Equipment

A summary of the original cost of property, plant and equipment at June 30, 2008 and 2007 is as follows:

                                                        2008           2007
                                                        ----           ----
         Land                                      $     45,000    $     45,000
         Building and improvements                    4,639,626       4,478,437
         Machinery and equipment                      6,706,541       6,528,069
         Furniture, fixtures and office equipment       156,884         143,221
                                                   ------------    ------------
                                                     11,548,050      11,194,727
         Accumulated depreciation                    (8,591,460)     (8,260,217)
                                                   ------------    ------------
                                                   $  2,956,590    $  2,934,510
                                                   ============    ============

Depreciation expense was $491,526 and $504,243, during the years ended June 30, 2008 and 2007, respectively.

Note 5. Line of credit

Management had available a $3,000,000 line of credit to help fund further growth or working capital needs, but did not anticipate the need for any borrowed funds in the foreseeable future and therefore did not renew the line of credit which expired November 30, 2007.

Note 6. Pension Expense

Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $87,159 in fiscal 2008 and $94,890 in fiscal 2007.

The Company sponsors a 401(k) plan with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $30,125 and $32,262, for fiscal years 2008 and 2007, respectively.

Note 7. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2008 and 2007 is as follows:

                                              2008           2007
                                              ----           ----
         Current tax expense - federal    $ 1,561,918    $ 1,282,953
         Current tax expense - state            5,909        139,265
         Deferred tax (benefit) expense       (38,511)       (60,448)
                                          -----------    -----------
                                          $ 1,529,316    $ 1,361,770
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

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 7. Provision for Income Taxes, Continued

The combined U.S. federal and state effective income tax rates of 30.9% and 34.9%, for 2008 and 2007 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

                                                                 2008     2007
                                                                ------   ------
         U.S. federal statutory income tax rate                   34.0%    34.0%
         Increase (reduction) in rate resulting from:
             State franchise tax, net of federal income tax
              benefit                                              0.1      2.4
             Foreign exportation benefit                            --     (0.2)
             ESOP cost versus Fair Market Value                    1.1      1.0
             Dividend on allocated ESOP shares                    (1.6)    (1.2)
             Qualified Production Activities                      (2.0)    (1.0)
             Stock-based compensation                             (0.7)     0.4
             Other                                                  --     (0.5)
                                                                ------   ------
         Effective tax rate                                       30.9%    34.9%
                                                                ======   ======

For the years ended June 30, 2008 and 2007 deferred income tax benefit of $(38,511) and $(60,448), respectively, result from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2008 and 2007 are presented as follows:

                                                                 2008          2007
                                                                 ----          ----
         Deferred tax assets:
             Accrued expenses ..............................   $ 126,808    $ 159,204
             ESOP ..........................................      77,987       56,323
             Stock-based compensation ......................       6,775        4,850
             Inventory - effect on uniform capitalization ..      26,699           --
             Other .........................................       9,572       13,612
                                                               ---------    ---------
                           Total deferred tax assets .......     247,841      233,989
                                                               ---------    ---------

         Deferred tax liabilities:
             Property, plant and equipment - principally due
                  to differences in depreciation methods ...     210,564      235,224
                                                               ---------    ---------
                           Total deferred tax liabilities ..     210,564      235,223
                                                               ---------    ---------
         Net deferred tax liability ........................   $ (37,277)   $   1,235
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

As the result of the implementation of the FASB interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of July 1, 2007, and as of June 30, 2008, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2008, the Company has not recorded any provision for accrued interest and penalties related to uncertain tax positions.

By statute, tax years ending June 30, 2006 and 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 8. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customers accounted for 31% and 25% of total sales in fiscal 2008. Sales to two domestic customers accounted for 30% and 29% of total sales in fiscal 2007.

Export sales in fiscal 2008 and fiscal 2007 were approximately $5,538,000 and $3,747,000, respectively.

Note 9. Stock Rights Plan

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

Note 10. Employee Stock Ownership Plan

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

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 10. Employee Stock Ownership Plan, Continued

In making the sale, the Company relied on the exemption from registration  under
Section 4(2) of the Securities Act of 1933, as amended, because the shares sold were offered only to the ESOP.

After giving effect to the transaction, the ESOP owned 380,120 shares of the Company's 1,158,294 outstanding shares of common stock as of July 15, 2005.

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $507,805 for the year ended June 30, 2008. The ESOP shares as of June 30, 2008 were as follows:

         Allocated Shares                                      442,243
         Committed-to-be-released shares                            --
         Unreleased shares                                     225,000
                                                            ----------

         Total shares held by the ESOP                         667,243
                                                            ==========

         Fair value of unreleased shares at June 30, 2008   $4,272,750
                                                            ==========

Note 11. Stock-based Compensation

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

Total stock-based compensation expense recognized in the Statement of Income for the fiscal years ended June 30, 2008 and 2007, was $143,530 and $170,698, respectively, before income taxes. The related total deferred tax benefit was approximately $11,239 and $13,480, for the same periods. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As  of  June  30,  2008,  there  was  approximately   $148,068  of  unrecognized
compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years. The total deferred tax benefit related to these awards is approximately $13,099.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 11. Stock-based Compensation, Continued

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan. While no further grants of options may be made under the 2000 Plan, as of June 30, 2008, 126,500 options were outstanding of which 58,100 are vested and exercisable. Options available for future grants at June 30, 2008 total 365,600.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the years ended June 30, 2008 and 2007, respectively:

                                                        2008          2007
                                                     -----------   ----------
         Dividend yield                                 3.0%          3.0%
         Expected stock price volatility               27.03%        22.03%
         Risk-free interest rate                        3.12%         4.63%
         Expected option life (in years)                4.0 years     4.0 years
         Weighted average fair value per share
            of options granted during the period       $3.934        $3.284

The Company pays dividends quarterly and anticipates that it will be able to continue to pay dividends in the foreseeable future. Expected stock price volatility is based on the historical volatility of the Company's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the year ended June 30, 2008:

                                               Employee Stock Options Plan
                                          --------------------------------------
                                                                      Weighted
                                           Number of     Weighted      Average
                                            Shares        Average     Remaining
                                            Subject      Exercise    Contractual
                                           To Options      Price        Term
                                          --------------------------------------
         Balance at July 1, 2007            138,800        $15.77        7.14
         Granted                             34,400        $21.54        9.89
         Exercised                          (45,100)       $12.70          --
         Forfeited or expired                (1,600)       $18.05          --
                                          --------------------------------------
         Balance at June 30, 2008           126,500        $18.40        8.36
                                          ======================================
         Exercisable at June 30, 2008        58,100        $16.61        7.28
                                          ======================================

The intrinsic value of stock options exercised was $256,533, during the twelve months ended June 30, 2008. The intrinsic value of stock options outstanding as of June 30, 2008 was $162,099. The intrinsic value of stock options exercisable as of June 30, 2008 was $138,299.

Note 12. Financial Instruments/Concentration of Credit Risk

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2008 and 2007 because of the relatively short maturities of these instruments.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 12. Financial Instruments/Concentration of Credit Risk, Continued

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in note 8, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance of the Company's total trade accounts receivable balance, represented at June 30, 2008 by three customers was 56.8%, and 51% by three customers at June 30, 2007.

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

Note 13. Related Parties

The administration of the shares of common stock held by the ESOP Trust is subject to the Second Amended and Restated Plan, effective as of July 1, 2002, creating the Trust, and a Trust Agreement dated July 15, 2005. The Trustees' rights with respect to the disposition of shares are governed by the terms of the Plan and the Trust Agreement. As to shares that have been allocated to the accounts of participants in the ESOP Trust, the Plan provides that the Trustees are required to vote such shares in accordance with instructions received from the participants. As to unallocated shares and allocated shares for which voting instructions have not been received from participants, the Plan provides that the Trustees are required to vote such shares in accordance with the direction of a Committee, appointed by the Board of Directors of the Company under the terms of the Plan and Trust Agreement. See note 10 for additional information regarding the ESOP.

Note 14. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2008.

Note 15. Stockholders' Equity

Reservation of Shares
The Company has reserved common shares for future issuance as follows as of June 30, 2008:

         Stock options outstanding                     126,500
         Stock options available for issuance          365,600
                                                       -------
         Number of common shares reserved              492,100
                                                       =======

The  following  table  sets  for  the   reconciliation  of  the  numerators  and
denominators of the basic and diluted per share computations for continuing operations for the years ended June 30:

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 15. Stockholders' Equity, Continued

                                                                                     2008          2007
                                                                                     ----          ----
         Numerator:
         Net Income                                                              $ 3,421,869   $ 2,544,720
                                                                                 ===========   ===========

         Denominator:
         Basic EPS:
              Common shares outstanding, beginning of period                       2,316,893     2,304,562
              Unearned ESOP shares                                                  (249,167)     (274,167)
              Weighted average common shares issued during the period                 24,026        15,541
              Weighted average common shares purchased during the period             (21,114)       (6,711)
              Weighted average ESOP shares earned during the period                    9,096         9,401
              Denominator for basic earnings per common shares -
                                                                                 -----------   -----------
                  Weighted average common shares                                   2,079,734     2,048,626
                                                                                 ===========   ===========

         Diluted EPS:
              Common shares outstanding, beginning of period                       2,316,893     2,304,562
              Unearned ESOP shares                                                  (249,167)     (274,167)
              Weighted average common shares issued during the period                 24,026        15,541
              Weighted average common shares purchased during the period             (21,114)       (6,711)
              Weighted average ESOP shares earned during the period                    9,096         9,401
              Weighted average dilutive effect of issued or forfeited shares          24,102        29,038
              Denominator for diluted earnings per common shares -
                                                                                 -----------   -----------
                  Weighted average common shares                                   2,103,836     2,077,664
                                                                                 ===========   ===========

Not included in this computation of earnings per share for the year ended June 30, 2008 were options to purchase 34,400 of the Company's common stock. These items were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.

Note 16. Quarterly Financial Information (Unaudited)

                                               First       Second        Third       Fourth
                                             Quarter      Quarter      Quarter      Quarter
                                          ----------   ----------   ----------   ----------
              2008
               Net Sales................  $6,301,786   $6,732,144   $6,479,020   $6,188,789
                  Gross profit .........   1,349,110    1,682,585    2,177,431    1,653,120
                  Net income............     591,583      797,086    1,199,205      833,995

              Net income per share -
               Basic....................         .29          .38          .53          .45
               Diluted..................         .28          .37          .53          .45

              2007
               Net Sales................  $6,071,906   $6,119,320   $8,059,695   $7,405,438
                  Gross profit .........   1,397,308    1,258,221    1,616,134    1,788,304
                  Net income............     543,050      479,911      714,030      807,729

              Net income per share -
               Basic....................         .27          .23          .35          .39
               Diluted..................         .26          .23          .34          .39

Item 8.  Changes   in and  disagreements  with  accountants  on  accounting  and financial disclosure

         None

Item 8A(T). Controls and Procedures

Disclosure Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Item 8B. Other information

         None

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

          10.1 2000 Stock Option Plan (incorporated by reference to Espey's Definitive Proxy Statement dated December 6, 1999 for the January 4, 2000 Annual Meeting)

          10.2 Executive Officer contract (incorporated by reference to Espey's Report on Form 10-KSB dated September 5, 2007)

          10.3 2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey's Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)

          11.1 Statement re: Computation of Per Share Net income (filed herewith)

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


                                                ESPEY MFG. & ELECTRONICS CORP.


                                                /s/Howard Pinsley
                                                ------------------------------
                                                Howard Pinsley
                                                President and
                                                Chief Executive Officer


/s/Howard Pinsley                               President
---------------------------                     (Chief Executive Officer)
Howard Pinsley                                  September 8, 2008

/s/David O'Neil                                 Treasurer
---------------------------                     (Principal Financial Officer)
David O'Neil                                    September 8, 2008

/s/Katrina Sparano                              Assistant Treasurer
---------------------------                     (Principal Accounting Officer)
Katrina Sparano                                 September 8, 2008

/s/Barry Pinsley                                Director
---------------------------                     September 8, 2008
Barry Pinsley

/s/Seymour Saslow                               Director
---------------------------                     September 8, 2008
Seymour Saslow

/s/Michael W. Wool                              Director
---------------------------                     September 8, 2008
Michael W. Wool

/s/Paul J. Corr                                 Director
---------------------------                     September 8, 2008
Paul J. Corr

/s/Alvin O. Sabo                                Director
---------------------------                     September 8, 2008
Alvin O. Sabo

/s/Carl Helmetag                                Director
---------------------------                     September 8, 2008
Carl Helmetag