Form 10-Q
period 2008-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2008-11-13
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2008

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

         Yes  |X|          No  [ ]

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer |_|             Accelerated filer |_|

         Non-accelerated filer |_|               Smaller reporting company |X|

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes  |_|          No  |X|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at November 13, 2008
                 -----                          --------------------------------
      Common stock, $.33-1/3 par value                   2,325,353 shares

                         ESPEY MFG. & ELECTRONICS CORP.
                          Quarterly Report on Form 10-Q
                                    I N D E X

PART I  FINANCIAL INFORMATION                                               PAGE

        Item 1   Financial Statements:

                       Balance Sheets -
                       September 30, 2008 (Unaudited) and June 30, 2008        1

                       Statements of Income (Unaudited) -
                       Three Months Ended September 30, 2008 and 2007          3

                       Statements of Cash Flows (Unaudited)-
                       Three Months Ended September 30, 2008 and 2007          4

                       Notes to Financial Statements (Unaudited)               5

        Item 2   Management's Discussion and Analysis of                       8
                 Financial Condition and Results of Operations

        Item 3   Quantitative and Qualitative Disclosures About Market Risk   11

        Item 4   Controls and Procedures                                      11


PART II OTHER INFORMATION AND SIGNATURES                                      12

        Item 1   Legal Proceedings                                            12

        Item 2   Unregistered Sales of Equity Securities                      12

        Item 4   Submission of Matters to a Vote of Security Holders          12

        Item 5   Other Information                                            12

        Item 6   Exhibits                                                     12

        SIGNATURES                                                            13

                          PART I: FINANCIAL INFORMATION
                          -----------------------------

                         ESPEY MFG. & ELECTRONICS CORP.
                                 Balance Sheets
                September 30, 2008 (Unaudited) and June 30, 2008


                                                                             2008            2008
                                                                         September 30,      June 30,
                                                                         -------------      --------

ASSETS:

          Cash and cash equivalents                                        $ 4,240,259   $ 6,851,753
          Short term investments                                             9,466,000     7,336,000
          Trade accounts receivable, net                                     4,284,555     3,646,127
          Income tax receivable                                                502,244       276,087
          Other receivables                                                      2,874         4,348
          ESOP receivable due to dividends on unallocated shares                    --        36,809

          Inventories:
                  Raw materials                                              1,556,332     1,575,116
                  Work-in-process                                              976,038     1,151,332
                  Costs relating to contracts in process, net of advance
                    payments of $968,648 at September 30, 2008 and
                    $959,175 at June 30, 2008                                8,343,542     7,461,786
                                                                           -----------   -----------
                                    Total inventories                       10,875,912    10,188,234

          Deferred income taxes                                                166,898       169,853
          Prepaid expenses and other current assets                            291,197       355,688
                                                                           -----------   -----------
                                    Total current assets                    29,829,939    28,864,899
                                                                           -----------   -----------

          Property, plant and equipment, net                                 2,955,478     2,956,590
          Loan receivable                                                       58,494        65,003
                                                                           -----------   -----------

                                    Total assets                           $32,843,911   $31,886,492
                                                                           ===========   ===========


See accompanying notes to the financial statements.                                       (Continued)

                         ESPEY MFG. & ELECTRONICS CORP.
                                 Balance Sheets
                September 30, 2008 (Unaudited) and June 30, 2008


                                                                                  2008              2008
                                                                              September 30,        June 30,
                                                                              -------------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY:

          Accounts payable                                                     $  1,531,034    $    600,931
          Accrued expenses:
                  Salaries, wages and commissions                                   254,654         184,377
                  Vacation                                                          481,018         542,441
                  ESOP payable                                                       30,984              --
                  Other                                                              36,793          46,253
          Payroll and other taxes withheld and accrued                               49,015          42,175
                                                                               ------------    ------------
                               Total current liabilities                          2,383,498       1,416,177
                                                                               ------------    ------------

          Deferred income taxes                                                     123,568         132,578
                                                                               ------------    ------------
                               Total liabilities                                  2,507,066       1,548,755
                                                                               ------------    ------------


          Common stock, par value $.33-1/3 per share.
              Authorized 10,000,000 shares; issued 3,029,874 shares
              on September 30, 2008 and June 30, 2008.  Outstanding
              2,327,358 and 2,325,902 (includes 219,167 and
              225,000 Unearned ESOP Shares on September 30, 2008
              and June 30, 2008, respectively)                                    1,009,958       1,009,958

          Capital in excess of par value                                         13,568,187      13,476,609

          Retained earnings                                                      25,721,621      25,796,703
                                                                               ------------    ------------
                                                                                 40,299,766      40,283,270

          Less:   Unearned ESOP shares                                           (3,251,248)     (3,251,248)

                  Treasury shares, cost of 702,516 shares on September
                  30, 2008 and 703,972 shares on June 30, 2008                   (6,711,673)     (6,694,285)
                                                                               ------------    ------------
                               Total stockholders' equity                        30,336,845      30,337,737
                                                                               ------------    ------------

                               Total liabilities and stockholders' equity      $ 32,843,911    $ 31,886,492
                                                                               ============    ============


See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                        Statements of Income (Unaudited)
                 Three Months Ended September 30, 2008 and 2007


                                                              Three Months
                                                     September 30,    September 30,
                                                         2008             2007
                                                     ------------------------------
Net sales                                            $  6,053,519     $  6,301,786
Cost of sales                                           4,902,244        4,952,676
                                                     ------------     ------------
       Gross profit                                     1,151,275        1,349,110

Selling, general and administrative expenses              678,227          667,553
                                                     ------------     ------------

       Operating income (expense)                         473,048          681,557
                                                     ------------     ------------

Other income (expense)

       Interest and dividend income                       102,915          196,121
       Other                                               11,241           19,485
                                                     ------------     ------------
                                                          114,156          215,606
                                                     ------------     ------------

Income before income taxes                                587,204          897,163

Provision for income taxes                                188,908          305,580
                                                     ------------     ------------

                  Net income                         $    398,296     $    591,583
                                                     ============     ============

Net income per share:

       Basic                                         $       0.19     $      0.29
       Diluted                                       $       0.19     $      0.28
                                                     ------------     ------------

Weighted average number of shares outstanding:

           Basic                                        2,102,306        2,065,879
           Diluted                                      2,116,039        2,103,746
                                                     ------------     ------------

Dividends per share:                                 $    0.2250      $     0.1750
                                                     ============     ============

See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                      Statements of Cash Flows (Unaudited)
                 Three Months Ended September 30, 2008 and 2007

                                                                                          September 30,
                                                                                      2008             2007
                                                                                ------------   -------------
Cash Flows From Operating Activities:
       Net income                                                               $    398,296    $    591,583

       Adjustments to reconcile net income to net
         cash provided by operating activities:
       Excess tax benefits from share-based compensation                              30,245          53,725
       Stock-based compensation                                                       29,083          50,840
       Depreciation                                                                  124,325         123,657
       ESOP compensation expense                                                     118,418         134,247
       Loss on disposal of assets                                                      2,542           1,526
       Deferred income tax                                                            (6,055)        (14,229)
       Changes in assets and liabilities:
           Increase in trade receivable, net                                        (638,428)       (335,763)
           Increase in income taxes receivables                                     (226,157)        (64,358)
           Decrease (increase) in other receivables                                    1,474          (2,486)
           Decrease in ESOP receivable due to dividends on unallocated shares         36,809              --
           (Increase) decrease in inventories                                       (687,678)        624,150
           Decrease in prepaid expenses and other current assets                      64,491         143,504
           Increase (decrease) in accounts payable                                   930,103        (432,144)
           Increase in accrued salaries, wages and commissions                        70,277          25,191
           Decrease in vacation accrual                                              (61,423)        (91,239)
           Decrease in ESOP payable                                                  (87,434)        (43,604)
           Decrease in other accrued expenses                                         (9,460)           (114)
           Increase in payroll and other taxes withheld and accrued                    6,840          22,688
           Decrease in income taxes payable                                          (30,245)       (253,668)
                                                                                ------------   -------------
                  Net cash provided by operating activities                           66,023         533,506
                                                                                ------------   -------------

Cash Flows From Investing Activities:
       Additions to property, plant and equipment                                   (125,755)        (72,359)
       Proceeds from loan receivable                                                   6,509              --
       Purchase of short term investments                                         (4,242,000)       (864,000)
       Maturity of short term investments                                          2,112,000         864,000
                                                                                ------------   -------------
                  Net cash used in investing activities                           (2,249,246)        (72,359)
                                                                                ------------   -------------

Cash Flows From Financing Activities:
       Dividends on common stock                                                    (473,378)       (360,147)
       Purchase of treasury stock                                                    (52,038)       (370,857)
       Proceeds from exercise of stock options                                        66,900         156,100
       Excess tax benefits from share-based compensation                              30,245          53,725
                                                                                ------------   -------------
                  Net cash used in financing activities                             (428,271)       (521,179)
                                                                                ------------   -------------

Decrease in cash and cash equivalents                                             (2,611,494)        (60,032)
Cash and cash equivalents, beginning of period                                     6,851,753      11,096,111
                                                                                ------------   -------------
Cash and cash equivalents, end of period                                        $  4,240,259   $  11,036,079
                                                                                ============   =============

Supplemental disclosures of cash flow information:
       Income Taxes Paid                                                        $    400,000   $     540,000
                                                                                ============   =============

See accompanying notes to the  financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                    Notes to Financial Statements (Unaudited)
                    -----------------------------------------

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-KSB for the year ended June 30, 2008.

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

Total stock-based compensation expense recognized in the Statement of Income for the three months ended September 30, 2008 and 2007, was $29,083 and $50,840, respectively, before income taxes. The related total deferred tax benefit was approximately $2,477 and $4,017, for the three months ended September 30, 2008 and 2007, respectively. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of September 30, 2008, there was approximately $118,984 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a period of 1.75 years.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 34,400 have been granted as of September 30, 2008. While no further grants of options may be made under the 2000 Plan, as of September 30, 2008, 87,900 options were outstanding of which 53,900 are vested and exercisable.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate stock-based employee compensation for the three months ended:



                                                  September 30, 2008    September 30,2007
                                                  -------------------   -----------------
       Dividend yield                                          3.34 %                2.4%
       Expected stock price volatility                        24.41 %              22.29%
       Risk-free interest rate                                 3.91 %               4.54%
       Expected option life (in years)                          4 yrs               5 yrs
       Weighted average fair value per share of options
         granted during the period                             $3.594               $4.04

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

The following table summarizes stock option activity during the three months ended September 30, 2008:

                                                            Employee Stock Options Plan
                                                  ----------------------------------------------
                                                                                      Weighted
                                                  Number of         Weighted           Average
                                                   Shares            Average          Remaining
                                                   Subject          Exercise         Contractual
                                                  To Option           Price             Term
                                                  ----------------------------------------------
       Balance at July 1, 2008                    126,500             $18.40               8.10
       Granted                                         --
       Exercised                                   (4,200)            $15.93
       Forfeited or expired                            --
                                                  ----------------------------------------------
       Balance September 30, 2008                 122,300             $18.49               8.14
                                                  ==============================================
       Exercisable at September 30, 2008           53,900             $16.66               7.02
                                                  ==============================================

The intrinsic value of stock options exercised was $18,495 and $144,447, during the three months ended September 30, 2008 and 2007, respectively. The intrinsic value of stock options outstanding and exercisable as of September 30, 2008 and 2007 was $90,945 and $239,585, respectively.

Note 4.  Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2008. As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company. It is not possible to predict the outcome of such actions. Currently the Company has no claims or assertions pending or threatened against it.

Note 5.  Recently Issued Accounting Standards

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 ("SFAS 162"), The Hierarchy of Generally Accepted Accounting Principals. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 does not have a material effect on the company's financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective beginning July 1, 2008. The adoption of the provisions of SFAS 159 did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. SFAS 157 did not have a material effect on the Company's financial statements.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations ESOP compensation expense was $118,418 for the quarter ended September 30, 2008. The ESOP shares as of September 30, 2008 were as follows:

      Allocated Shares                                                 442,886
      Committed-to-be-released shares                                    5,833
      Unreleased shares                                                219,167
                                                                   -----------

      Total shares held by the ESOP                                    667,886
                                                                   ===========

      Fair value of unreleased shares at September 30, 2008        $ 4,021,714
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

Business is solicited from large industrial manufacturers and defense companies, the government of the United States, foreign governments and major foreign electronic equipment companies. In certain countries the Company has external sales representatives to help solicit and coordinate foreign contracts. The Company is also on the eligible list of contractors of agencies of the United States Department of Defense and generally is automatically solicited by such agencies for procurement needs falling within the major classes of products produced by the Company. In addition, the Company directly solicits bids from the United States Department of Defense for prime contracts.

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

In the first three months of fiscal 2009, the Company received approximately $5.5 million in new orders. These orders include both follow-on production quantities for mature products and engineering development orders which will enable the Company to utilize its engineering expertise in developing new customer specific products. Some of these products, once developed, will be produced in the Company's manufacturing facility and are expected to provide large production order quantities over several years. These orders are in line with the Company's strategy of getting involved in long-term high quantity military and industrial products. The Company's backlog was $44.2 million at September 30, 2008 and is $42.7 million at November 10, 2008, which includes $26.8 million from two significant customers.

The sales backlog gives the Company a solid base of future sales. Based upon the backlog and the anticipated schedule for the fulfillment of orders, management expects sales for fiscal 2009 to be higher than fiscal 2008 sales. In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $48.2 million in the aggregate for both repeat and new programs.

Sales to two significant customers in the first three months of fiscal 2009 and 2008 represented 71.8% and 56.9%, respectively, of the Company's total sales. While the Company has always had a small number of customers that account for a large percentage of its total sales in any given year, management is pursuing business opportunities involving significant product programs with new and current customers with an overall objective of lowering the concentration of sales and minimizing the impact of a significant customer or excessive reliance upon a single major product program of a particular customer.

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

The total backlog for the Company of $44.2 million at September 30, 2008, up $10.1 million from September 30, 2007, and down $0.6 million from June 30, 2008, represents the estimated remaining sales value of work to be performed under firm contracts. These contracts include significant orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements.

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

Results of Operations

Net sales for the three months ended September 30, 2008 were $6,053,519 as compared to $6,301,786 for the same period in 2007, representing a 3.9% decrease. Generally, these decreases can be attributed to the contract specific nature of the Company's business. Net sales to two customers represented 72% of total sales for the quarter. New orders received in the first three months of fiscal 2009 were approximately $5.5 million, representing a 31.8% increase over the amount of new orders received in the first three months of fiscal 2008.

For the three months ended September 30, 2008 and 2007 gross profits were $1,151,275 and $1,349,110, respectively. Gross profit as a percentage of sales was 19.0% and 21.4%, for the three months ended September 30, 2008 and 2007, respectively. The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income. The decreased gross profit and gross profit percentage in the three months ended September 30, 2008, was the result of shipping mature products with favorable margins, offset by losses incurred on contracts with significant engineering time required for design efforts. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully obtained and executed. Employment of full time equivalents at September 30, 2008 was 169 compared to 182 people at September 30, 2007.

Selling, general and administrative expenses were consistent with the comparable period one year earlier, $678,227 for the three months ended September 30, 2008; an increase of $10,674, compared to the three months ended September 30, 2007.

Other income for three months ended September 30, 2008 decreased as compared to the three months ended September 30, 2007 due to decreased interest income on the Company's cash and cash equivalents and short-term investments. The Company does not believe that there is a significant risk associated with its investment policy, since at September 30, 2008 all of the investments were primarily represented by short-term liquid investments including certificates of deposit and money market funds.

The effective income tax rate at September 30, 2008 and 2007 was 32.2% and 34.1%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its Qualified Production Activities and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2008, was $398,296 or $.19 per share, both basic and diluted, compared to $591,583 or $.29 and $.28 per share, basic and diluted, respectively, for the three months ended September 30, 2007. The decrease in net income per share was mainly due to lower gross profit as a percentage of sales and decreased interest income.

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

The Company's working capital as of September 30, 2008 was approximately $27.4 million. During the three months ended September 30, 2008 and 2007 the Company repurchased 2,744 and 16,743 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP"), for a total purchase price of $52,038 and $370,857, respectively. Under existing authorizations from the Company's Board of Directors, as of September 30, 2008, management is authorized to purchase an additional $1,947,961 million of Company stock.

                                                Three Months Ended September 30,
                                                      2008             2007
                                                ------------      -----------
Net cash provided by operating activities       $    66,023       $  533,506
Net cash used in investing activities            (2,249,246)         (72,359)
Net cash used in financing activities              (428,271)        (521,179)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities increased in the first three months of fiscal 2009 due to the increase in purchases of short-term investments. The decrease in cash used in financing activities is due primarily to the decrease in purchases of treasury stock.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2008 and 2007, the Company expended $125,755 and $72,359, respectively, for plant improvements and new equipment. The Company has budgeted approximately $350,000 for new equipment and plant improvements in fiscal 2009. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2008.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined under Securities and Exchange Commission Rule 12b-2. Pursuant to the exemption available to smaller reporting company issuers under Item 305 of Regulation S-K, quantitative and qualitative disclosures about market risk, the Company is not required to provide the information for this item.

Item 4T. Controls and Procedures

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

                    PART II: Other Information and Signatures

Item 1.    Legal Proceedings

           None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

           (a) None

           (c)   Securities Repurchased


                                                           Purchases of Equity Securities

                                                                  Total Number     Maximum Number
                                                                   of Shares      (or Approximate
                                                                   Purchased        Dollar Value)
                                                                   as Part of        of Shares
                                       Total          Average       Publicly        that May Yet
                                       Number          Price       Announced        Be Purchased
                                     of Shares         Paid         Plan or        Under the Plan
            Period                   Purchased       per Share      Program        or Program (1)
            -------------------------------------------------------------------------------------
            September 1 to
            September 30, 2008         2,744          $18.96           2,744          $1,947,961

            (1) Pursuant to a prior Board of Directors authorization, as of September 30, 2008 the Company can repurchase up to $1,947,961 of its common stock pursuant to an ongoing plan.

Item 3      Defaults Upon Senior Securities

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

                                               ESPEY MFG. & ELECTRONICS CORP.


                                               /s/ Howard Pinsley
                                               ------------------------------
                                               Howard Pinsley, President and
                                               Chief Executive Officer

                                               /s/ David O'Neil
                                               ----------------------------
                                               David O'Neil, Treasurer and
                                               Principal Financial Officer

November 13, 2008
-----------------
      Date