Form 10-Q
period 2008-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2009-02-13
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2008

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

         Registrant's telephone number, including area code 518-584-4100
                                                            ------------

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

         Large accelerated filer [ ]          Accelerated filer [ ]

         Non-accelerated filer [ ]            Smaller reporting company |X|

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes  [ ]          No  |X|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at February 11, 2009
              -----                             --------------------------------
Common stock, $.33-1/3 par value                        2,329,153 shares

                         ESPEY MFG. & ELECTRONICS CORP.
                          Quarterly Report on Form 10-Q
                                    I N D E X

PART I    FINANCIAL INFORMATION                                             PAGE

          Item 1   Financial Statements:

                         Balance Sheets -
                         December 31, 2008 (Unaudited) and June 30, 2008      1

                         Statements of Income (Unaudited) -
                         Three Months Ended December 31, 2008 and 2007        3

                         Statements of Cash Flows (Unaudited)-
                         Three Months Ended December 31, 2008 and 2007        4

                         Notes to Financial Statements (Unaudited)            5

          Item 2   Management's Discussion and Analysis of                    9
                   Financial Condition and Results of Operations

          Item 3   Quantitative and Qualitative Disclosures About Market
                   Risk                                                      12

          Item 4   Controls and Procedures                                   12


PART II   OTHER INFORMATION AND SIGNATURES                                   13

          Item 1   Legal Proceedings                                         13

          Item 2   Unregistered Sales of Equity Securities                   13

          Item 4   Submission of Matters to a Vote of Security Holders       13

          Item 5   Other Information                                         14

          Item 6   Exhibits                                                  14

          SIGNATURES                                                         14


                          PART I: FINANCIAL INFORMATION

                         ESPEY MFG. & ELECTRONICS CORP.
                                 Balance Sheets
                 December 31, 2008 (Unaudited) and June 30, 2008


                                                                              2008          2008
                                                                           December 31,    June 30,
                                                                           -----------   -----------
ASSETS:

          Cash and cash equivalents                                        $ 1,299,601   $ 6,851,753
          Short term investments                                             9,566,000     7,336,000
          Trade accounts receivable, net                                     3,039,829     3,646,127
          Income tax receivable                                                516,310       276,087
          Other receivables                                                      6,363         4,348
          ESOP receivable due to dividends on unallocated shares               246,656        36,809

          Inventories:
                  Raw materials                                              1,516,264     1,575,116
                  Work-in-process                                            1,025,538     1,151,332
                  Costs relating to contracts in process, net of advance
                    payments of $830,215 at December 31, 2008 and
                    $959,175 at June 30, 2008                                8,803,035     7,461,786
                                                                           -----------   -----------
                                    Total inventories                       11,344,837    10,188,234

          Deferred income taxes                                                167,422       169,853
          Prepaid expenses and other current assets                            215,519       355,688
                                                                           -----------   -----------
                                    Total current assets                    26,402,537    28,864,899
                                                                           -----------   -----------

          Property, plant and equipment, net                                 2,891,876     2,956,590
          Loan receivable                                                       51,937        65,003
                                                                           -----------   -----------

                                    Total assets                           $29,346,350   $31,886,492
                                                                           ===========   ===========


See accompanying notes to the financial statements.                                      (Continued)



                         ESPEY MFG. & ELECTRONICS CORP.
                                 Balance Sheets
                 December 31, 2008 (Unaudited) and June 30, 2008


                                                                                      2008            2008
                                                                                  December 31,      June 30,
                                                                                  ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

          Accounts payable                                                        $  1,894,957    $    600,931
          Accrued expenses:
                  Salaries, wages and commissions                                       99,314         184,377
                  Vacation                                                             450,940         542,441
                  ESOP payable                                                              --              --
                  Other                                                                 66,747          46,253
          Payroll and other taxes withheld and accrued                                  47,041          42,175
                                                                                  ------------    ------------
                               Total current liabilities                             2,558,999       1,416,177
                                                                                  ------------    ------------

          Deferred income taxes                                                        114,557         132,578
                                                                                  ------------    ------------
                               Total liabilities                                     2,673,556       1,548,755
                                                                                  ------------    ------------

          Common stock, par value $.33-1/3 per share. Authorized 10,000,000 shares; issued 3,029,874 shares on December 31, 2008 and June 30,
              2008. Outstanding 2,326,953 and 2,325,902 (includes 213,333 and
              225,000 Unearned ESOP Shares on December 31, 2008
              and June 30, 2008, respectively)                                       1,009,958       1,009,958

          Capital in excess of par value                                            13,604,470      13,476,609

          Retained earnings                                                         22,051,959      25,796,703
                                                                                  ------------    ------------
                                                                                    36,666,387      40,283,270

          Less: Unearned ESOP shares                                                (3,251,248)     (3,251,248)

                  Treasury shares, cost of 702,921 shares on December
                  31, 2008 and 703,972 shares on June 30, 2008                      (6,742,345)     (6,694,285)
                                                                                  ------------    ------------
                               Total stockholders' equity                           26,672,794      30,337,737
                                                                                  ------------    ------------

                               Total liabilities and stockholders' equity         $ 29,346,350    $ 31,886,492
                                                                                  ============    ============


See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                        Statements of Income (Unaudited)
              Three and Six Months Ended December 31, 2008 and 2007

                                                            Three Months                          Six Months
                                                      2008                2007             2008               2007
                                                 ----------------------------------   ---------------------------------
Net sales                                        $     6,194,177    $     6,732,144   $    12,247,696   $    13,033,930
Cost of sales                                          5,568,247          5,049,559        10,470,491        10,002,235
                                                 ---------------    ---------------   ---------------   ---------------
       Gross profit                                      625,930          1,682,585         1,777,205         3,031,695

Selling, general and
   administrative expenses                               789,585            701,819         1,467,812         1,369,372
                                                 ---------------    ---------------   ---------------   ---------------

       Operating (loss) income                          (163,655)           980,766           309,393         1,662,323
                                                 ---------------    ---------------   ---------------   ---------------

Other income

       Interest and dividend income                       92,969            203,324           195,884           399,445
       Other                                               4,672             29,077            15,913            48,562
                                                 ---------------    ---------------   ---------------   ---------------
                                                          97,641            232,401           211,797           448,007
                                                 ---------------    ---------------   ---------------   ---------------

(Loss) income before income taxes                        (66,014)         1,213,167           521,190         2,110,330

(Benefit) provision for income taxes                     (23,602)           416,081           165,306           721,661
                                                 ---------------    ---------------   ---------------   ---------------

                  Net (loss) income              $       (42,412)   $       797,086   $       355,884   $     1,388,669
                                                 ===============    ===============   ===============   ===============

Net (loss) income per share:

       Basic                                     $          (.02)   $           .38   $           .17   $           .67
       Diluted                                   $          (.02)   $           .37   $           .17   $           .65
                                                 ---------------    ---------------   ---------------   ---------------

Weighted average number of shares outstanding:

       Basic                                           2,107,257          2,074,789         2,104,782         2,070,334
       Diluted                                         2,114,363          2,109,650         2,115,201         2,125,632
                                                 ---------------    ---------------   ---------------   ---------------

Dividends per share:                             $        1.7250    $         .1750   $        1.9500   $         .3500
                                                 ===============    ===============   ===============   ===============


See accompanying notes to the financial statements.

                         ESPEY MFG. & ELECTRONICS CORP.
                      Statements of Cash Flows (Unaudited)
                   Six Months Ended December 31, 2008 and 2007

                                                                                        December 31,
                                                                                    2008            2007
                                                                                ------------    ------------
Cash Flows From Operating Activities:
       Net income                                                               $    355,884    $  1,388,669

       Adjustments  to  reconcile  net income to net
         cash  provided by operating activities:
       Excess tax benefits from share-based compensation                              30,245          83,471
       Stock-based compensation                                                       58,166          83,331
       Depreciation                                                                  247,973         246,473
       ESOP compensation expense                                                     228,903         263,174
       Loss on disposal of assets                                                      2,542           5,681
       Deferred income tax                                                           (15,590)        (26,979)
       Changes in assets and liabilities:
           Decrease (increase) in trade receivables, net                             606,298      (1,337,174)
           Increase in income taxes receivable                                      (240,223)         (5,273)
           Increase in other receivables                                              (2,015)           (717)
           Increase in ESOP receivable due to dividends on unallocated shares       (209,847)             --
           (Increase) decrease in inventories                                     (1,156,603)      1,022,965
           Decrease in prepaid expenses and other current assets                     140,169         247,405
           Increase (decrease) in accounts payable                                 1,294,026        (130,775)
           Decrease in accrued salaries, wages and commissions                       (85,063)        (31,470)
           Decrease in vacation accrual                                              (91,501)       (105,627)
           Decrease in ESOP payable                                                 (228,903)        (87,208)
           Increase in other accrued expenses                                         20,494           3,512
           Increase (decrease) in payroll & other taxes withheld and accrued           4,866          (4,417)
           Decrease in income taxes payable                                          (30,245)       (283,414)
                                                                                ------------    ------------
                      Net cash provided by operating activities                      929,576       1,331,627
                                                                                ------------    ------------

Cash Flows From Investing Activities:
       Additions to property, plant & equipment                                     (185,801)       (292,436)
       Payment for issuance of loan receivable                                            --         (80,000)
       Proceeds from loan receivable                                                  13,066              --
       Purchase of short term investments                                         (6,550,000)     (4,543,000)
       Maturity of short term investments                                          4,320,000       2,016,000
                                                                                ------------    ------------
                      Net cash used in investing activities                       (2,402,735)     (2,899,436)
                                                                                ------------    ------------

Cash Flows From Financing Activities:
       Dividends on common stock                                                  (4,100,628)       (722,569)
       Purchase of treasury stock                                                   (102,510)       (571,763)
       Proceeds from exercise of stock options                                        93,900         246,040
       Excess tax benefits from share-based compensation                              30,245          83,471
                                                                                ------------    ------------
                      Net cash used in financing activities                       (4,078,993)       (964,821)
                                                                                ------------    ------------

(Decrease) increase in cash and cash equivalents                                  (5,552,152)     (2,532,630)
Cash and cash equivalents, beginning of period                                     6,851,753      11,096,111
                                                                                ------------    ------------
Cash and cash equivalents, end of period                                           1,299,601       8,563,481
                                                                                ============    ============

Supplemental disclosures of cash flow information:
       Income Taxes Paid                                                        $    400,000    $    880,000
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

Note 3. Stock Based Compensation

Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004),"Share-Based Payment" ("SFAS No. 123 (R)"), which amends SFAS No. 123 and supersedes Accounting Principles Board Opinion ("APB") No. 25 in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. SFAS No.123(R) establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As allowed under SFAS No. 123(R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123(R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123(R). Accordingly, prior period amounts have not been restated.

Total stock-based compensation expense recognized in the Statement of Income for the three months ended December 31, 2008 and 2007, was $29,083 and $32,491, respectively, before income taxes. The related total deferred tax benefit was approximately $2,477 and $2,487, for the three months ended December 31, 2008 and 2007, respectively. Total stock-based compensation expense recognized in the Statement of Income for the six months ended December 31, 2008 and 2007, was $58,166 and $83,331, respectively, before income taxes. The related total deferred tax benefit was approximately $4,954 and $6,504, for the six months ended December 31, 2008 and 2007, respectively. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of December 31, 2008, there was approximately $89,900 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a period of 1.5 years.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 34,400 have been granted as of December 31, 2008. While no further grants of options may be made under the 2000 Plan, as of December 31, 2008, 83,100 options were outstanding of which 49,900 are vested and exercisable.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate stock-based employee compensation for the three and six months ended December 31, 2008 and 2007:

                                             Three Months Ended        Six Months Ended
                                                December 31,             December 31,
                                             2008          2007        2008          2007
                                            --------------------     ----------------------
Dividend yield                                3.34%        2.59%       3.34%         2.40%
Expected stock price volatility              24.41%       20.50%      24.41%        22.29%
Risk-free interest rate                       3.91%        4.80%       3.91%         4.54%
Expected option life (in years)               4.0 yrs      5 yrs       4.0 yrs       5 yrs
Weighted average fair value per share of
   options granted during the period         $3.59        $3.66       $3.59         $3.84

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

The following table summarizes stock option activity during the three months ended December 31, 2008:

                                           Employee Stock Options Plan
                                       -------------------------------------
                                                                  Weighted
                                       Number of     Weighted      Average
                                         Shares       Average     Remaining
                                        Subject      Exercise    Contractual
                                       To Option       Price         Term
                                       -------------------------------------
    Balance at July 1, 2008              126,500      $18.40        7.85
    Granted                                   --          --
    Exercised                             (6,600)     $14.23
    Forfeited or expired                  (2,400)     $17.82
                                       -------------------------------------
    Balance December 31, 2008            117,500      $18.65        7.94
                                       =====================================
    Exercisable at December 31, 2008      49,900      $16.89        6.81
                                       =====================================

The intrinsic value of stock options exercised was $18,495 and $179,365, during the six months ended December 31 2008 and 2007, respectively. The intrinsic value of stock options outstanding and exercisable as of December 31, 2008 and 2007 was $90,637 and $207,917, respectively.

Note 4.  Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2008. As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company. It is not possible to predict the outcome of such actions. Currently the Company has no claims or assertions pending or threatened against it.

Note 5.  Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 162 ("SFAS 162"), The Hierarchy of Generally Accepted Accounting Principals. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 does not have a material effect on the company's financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 ("SFAS 161"), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended June 30, 2009. The adoption of the provisions of SFAS 161 will not have a material effect on the Company's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company was required to adopt these provisions on January 1, 2009. The adoption of the provisions of SFAS 160 will not have a material effect on the Company's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R) ("SFAS 141(R)"), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company was required to adopt these provisions January 1, 2009. The adoption of the provisions of SFAS 160 will not have a material effect on the Company's financial statements.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $110,485 for the quarter ended December 31, 2008 and $228,903 for the six-month period ending December 31, 2008. The ESOP shares as of December 31, 2008 were as follows:

       Allocated Shares                                           437,593
       Committed-to-be-released shares                             11,667
       Unreleased shares                                          213,333
                                                               ----------

       Total shares held by the ESOP                              662,593
                                                               ==========

       Fair value of unreleased shares at December 31, 2008    $3,991,460
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

New orders received in the first six months of fiscal 2009 were approximately $11.5 million, representing a 40.4% increase over the amount of new orders received in the first six months of fiscal 2008. These orders are predominately follow-on production quantities for mature products. These orders are in line with the Company's strategy of getting involved in long-term high quantity military and industrial products. The Company's backlog was $44.0 million at December 31, 2008 and is $43.6 million at February 10, 2009, which includes $23.8 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. These contracts include significant orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements.

The sales backlog gives the Company a solid base of future sales. Based upon the backlog and the anticipated schedule for the fulfillment of orders, management expects sales for fiscal 2009 to be higher than fiscal 2008 sales. In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $49.0 million in the aggregate for both repeat and new programs.

Net sales to two significant customers represented 67.1% and 58.5% of the Company's total sales for the three-month period ended December 31, 2008 and 2007, respectively. Sales to these two customers for the six-month period ended December 31, 2008 and 2007 represented 69.4% and 57.7% of total sales, respectively. While the Company has always had a small number of customers that account for a large percentage of its total sales in any given year, management is pursuing business opportunities involving significant product programs with new and current customers with an overall objective of lowering the concentration of sales and minimizing the impact of a significant customer or excessive reliance upon a single major product program of a particular customer.

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

Results of Operations

Net sales for the three months ended December 31, 2008 were $6,194,177 as compared to $6,732,144 for the same period in 2007, representing an 8% decrease. Net sales for the six months ended December 31, 2008 were $12,247,696 as compared to $13,033,930 for the same period in 2007, representing a 6% decrease. Generally, these decreases can be attributed to the contract specific nature of the Company's business. Management expected sales to be higher for the three and six months ended December 31, 2008, however, anticipated shipments of products under two engineering development contracts were delayed for reasons described below.

For the three months ended December 31, 2008 and 2007 gross profits were $625,930 and $1,682,585, respectively. Gross profit as a percentage of sales was 10.1% and 25.0%, for the three months ended December 31, 2008 and 2007, respectively. For the six months ended December 31, 2008 and 2007 gross profits were $1,777,205 and $3,031,695, respectively. Gross profit as a percentage of sales was 14.5% and 23.3%, for the six months ended December 31, 2008 and 2007, respectively. The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income. The decreased gross profit and gross profit percentage in the three and six months ended December 31, 2008, was primarily the result of unexpected losses incurred on two programs with significant engineering and production time required for design efforts. These two programs experienced significant cost overruns in the current quarter due to extended product qualification testing and difficulties moving the products from engineering design into full production. Currently, one program has completed qualification testing and has moved into full production. The other program is still in qualification testing and has made significant progress towards completion. Management is not anticipating any more losses on these two contracts. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully obtained and executed. Employment of full time equivalents at December 31, 2008 was 171 compared to 175 people at December 31, 2007.

Selling, general and administrative expenses were $789,585 for the three months ended December 31, 2008; an increase of $87,766, compared to the three months ended December 31, 2007. Selling, general and administrative expenses were

$1,467,812 for six months ended December 31, 2008, an increase of $98,440 compared to the six months ended December 31, 2007. The increase for the three and six months ended December 31, 2008, relates primarily to an increase in salaries and an increase in legal and accounting fees.

Other income for the three and six months ended December 31, 2008 decreased as compared to the three and six months ended December 31, 2007 due to decreased interest income on the Company's cash and cash equivalents and short-term investments. The Company does not believe that there is a significant risk associated with its investment policy, since at December 31, 2008 all of the investments were primarily represented by short-term liquid investments including certificates of deposit and money market funds.

The effective income tax rate at December 31, 2008 and 2007 was 31.7% and 34.3%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its Qualified Production Activities and the benefit derived from the ESOP dividends paid on allocated shares.

Net (loss) income for the three months ended December 31, 2008, was $(42,412) or $(.02) per share, both basic and diluted, compared to $797,086 or $.38 and $.37 per share, basic and diluted, respectively, for the three months ended December 31, 2007. Net income for the six months ended December 31, 2008, was $355,884 or $.17 per share, both basic and diluted, compared to $1,388,669 or $.67 and $.65 per share, basic and diluted, for the six months ended December 31, 2007. The decrease in net income per share was primarily due to the loss programs explained above and decreased interest income.

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

The Company's working capital as of December 31, 2008 and 2007 was approximately $23.8 million and $28.7 million, respectively. During the three months ended December 31, 2008 and 2007 the Company repurchased 2,805 and 8,977 shares, respectively, of its common stock for a total purchase price of $50,471 and $200,905, respectively. Of the total purchases, 800 shares and 8,977 shares, respectively, were purchased from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $14,400 and $200,905, respectively. All remaining shares were purchased on the open market. During the six months ended December 31, 2008 and 2007 the Company repurchased 5,549 and 25,720 shares, respectively, of its common stock for a total purchase price of $102,510 and $571,763, respectively. Of the total purchases, 800 shares and 25,720 shares, respectively, were purchased from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $14,400 and $571,763, respectively. All remaining shares were purchased on the open market. Under existing authorizations from the Company's Board of Directors, as of December 31, 2008, management is authorized to purchase an additional $1,897,489 million of Company stock.
                                                   Six Months Ended December 31,
                                                      2008              2007
                                                   ----------       -----------
Net cash provided by operating activities          $  929,576       $ 1,331,627
Net cash used in investing activities              (2,402,735)       (2,899,436)
Net cash used in financing activities              (4,078,993)         (964,821)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities decreased in the first half of fiscal 2009 due to more short-term investments maturing during the period. The increase in cash used in financing activities and the reduction in the Company's working capital is due primarily to dividends paid on common stock which included a special dividend of $1.50 per share paid in December.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2008 and 2007, the Company expended $185,801 and $292,436, respectively, for plant improvements and new equipment. The Company has budgeted approximately $350,000 for new equipment and plant improvements in fiscal 2009. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2008 and December 31, 2007.




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

                    PART II: Other Information and Signatures

Item 1.       Legal Proceedings

              None

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

              (a) None

              (c) Securities Repurchased

                                             Purchases of Equity Securities

                                                                     Total Number        Maximum Number
                                                                       of Shares         (or Approximate
                                                                       Purchased         Dollar Value)
                                                                      as Part of           of Shares
                                         Total          Average        Publicly           that May Yet
                                        Number           Price         Announced          Be Purchased
                                       of Shares         Paid           Plan or          Under the Plan
              Period                   Purchased       per Share        Program          or Program (1)
              ------------------------------------------------------------------------------------------
              October 1 to
              October 31, 2008            562          $18.6155           562              $1,937,499

              November 1 to
              November 30, 2008          1,443         $17.7197          1,443             $1,911,929

              December 1 to
              December 31, 2008           800          $18.0500           800              $1,897,489

              (1) Pursuant to a prior Board of Directors authorization, as of December 31, 2008 the Company can repurchase up to $1,897,489 of its common stock pursuant to an ongoing plan.

Item 3        Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              (a) The  Company's  Annual  Meeting of  Shareholders  (the "Annual
                  Meeting") was held on November 21, 2008.

              (b) Paul  Corr  and  Michael  Wool  were  re-elected  as  Class  C directors each to serve for a three-year term. Continuing as directors after the Annual Meeting were:

                  Class A (term expiring 2009):    Howard Pinsley
                                                   Alvin Sabo
                                                   Carl Helmetag

                  Class B (term expiring 2010):    Barry Pinsley
                                                   Seymour Saslow

                  Class C (term expiring 2011):    Paul J. Corr
                                                   Michael W. Wool

              (c) The following matters were voted upon at the annual meeting:

                  The election of two Class C directors. The votes were cast as follows:

                    Nominee:         Voted For:   Voted Against or Withheld:  Broker Non-Votes:
                    -------          ---------    -------------------------   ----------------
                    Paul Corr        2,268,817              21,367                   0
                    Michael Wool     1,773,524             516,660                   0

                  Ratification of Rotenberg & Company LLP, as independent auditors for the Corporation for the fiscal year ending June 30, 2009. The votes were cast as follows:

                      Shares in favor               2,258,201
                      Shares against                   31,056
                      Abstentions                         926
                      Broker non-votes                      0

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

February 12, 2009
-----------------
      Date