Form 10-Q
period 2009-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2009-05-13
CIK 33533

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2009

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

         Yes  [ ]          No  |X|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                    Outstanding at May 11, 2009
                       -----                    ---------------------------
         Common stock, $.33-1/3 par value            2,314,803 shares

                         ESPEY MFG. & ELECTRONICS CORP.
                          Quarterly Report on Form 10-Q
                                    I N D E X

PART I   FINANCIAL INFORMATION                                              PAGE

         Item 1      Financial Statements:

                           Balance Sheets -
                           March 31, 2009 (Unaudited) and June 30, 2008        1

                           Statements of Income (Unaudited) -
                           Three and Nine Months Ended March 31, 2009 and
                           2008                                                3

                           Statements of Cash Flows (Unaudited)-
                           Nine Months Ended March 31, 2009 and 2008           4

                           Notes to Financial Statements (Unaudited)           5

         Item 2      Management's Discussion and Analysis of                   9
                     Financial Condition and Results of Operations

         Item 3      Quantitative and Qualitative Disclosures About Market
                     Risk                                                     12

         Item 4      Controls and Procedures                                  12


PART II  OTHER INFORMATION AND SIGNATURES                                     13

         Item 1      Legal Proceedings                                        13

         Item 2      Unregistered Sales of Equity Securities                  13

         Item 4      Submission of Matters to a Vote of Security Holders      13

         Item 5      Other Information                                        13

         Item 6      Exhibits                                                 13

         SIGNATURES                                                           14


                                   PART I: FINANCIAL INFORMATION

                                   ESPEY MFG. & ELECTRONICS CORP.
                                           Balance Sheets
                            March 31, 2009 (Unaudited) and June 30, 2008


                                                                              2009          2008
                                                                            March 31,      June 30,
                                                                           -----------   -----------
ASSETS:

          Cash and cash equivalents                                        $   852,199   $ 6,851,753
          Short term investments                                             7,866,000     7,336,000
          Trade accounts receivable, net                                     4,780,648     3,646,127
          Income tax receivable                                                142,724       276,087
          Other receivables                                                         99         4,348
          ESOP receivable due to dividends on unallocated shares               199,921        36,809

          Inventories:
                  Raw materials                                              1,473,070     1,575,116
                  Work-in-process                                              998,906     1,151,332
                  Costs relating to contracts in process, net of advance
                    payments of $667,623 at March 31, 2009 and
                    $959,175 at June 30, 2008                               10,246,364     7,461,786
                                                                           -----------   -----------
                                    Total inventories                       12,718,340    10,188,234

          Deferred income taxes                                                167,868       169,853
          Prepaid expenses and other current assets                            258,509       355,688
                                                                           -----------   -----------
                                    Total current assets                    26,986,308    28,864,899
                                                                           -----------   -----------

          Property, plant and equipment, net                                 2,800,159     2,956,590
          Loan receivable                                                       45,331        65,003
                                                                           -----------   -----------

                                    Total assets                           $29,831,798   $31,886,492
                                                                           ===========   ===========


See accompanying notes to the financial statements.                                      (Continued)

                                                 1

                                        ESPEY MFG. & ELECTRONICS CORP.
                                                Balance Sheets
                                 March 31, 2009 (Unaudited) and June 30, 2008


                                                                                    2009           2008
                                                                                  March 31,       June 30,
                                                                                ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

          Accounts payable                                                      $  2,060,275    $    600,931
          Accrued expenses:
                  Salaries, wages and commissions                                    235,620         184,377
                  Vacation                                                           502,229         542,441
                  Other                                                               48,289          46,253
          Payroll and other taxes withheld and accrued                                42,665          42,175
                                                                                ------------    ------------
                               Total current liabilities                           2,889,078       1,416,177
                                                                                ------------    ------------

          Deferred income taxes                                                      105,547         132,578
                                                                                ------------    ------------
                               Total liabilities                                   2,994,625       1,548,755
                                                                                ------------    ------------

          Common stock, par value $.33-1/3 per share. Authorized 10,000,000 shares; issued 3,029,874 shares on March 31, 2009 and June 30,
              2008. Outstanding 2,314,803 and 2,325,902 (includes 207,450 and
              225,000 Unearned ESOP Shares on March 31, 2009 and
              June 30, 2008, respectively)                                         1,009,958       1,009,958

          Capital in excess of par value                                          13,651,897      13,476,609

          Retained earnings                                                       22,359,796      25,796,703
                                                                                ------------    ------------
                                                                                  37,021,651      40,283,270

          Less:   Unearned ESOP shares                                            (3,251,248)     (3,251,248)

                  Treasury shares, cost of 715,071 shares on March
                  31, 2009 and 703,972 shares on June 30, 2008                    (6,933,230)     (6,694,285)
                                                                                ------------    ------------
                               Total stockholders' equity                         26,837,173      30,337,737
                                                                                ------------    ------------

                               Total liabilities and stockholders' equity       $ 29,831,798    $ 31,886,492
                                                                                ============    ============


See accompanying notes to the financial statements.

                                                      2

                                 ESPEY MFG. & ELECTRONICS CORP.
                                Statements of Income (Unaudited)
                       Three and Nine Months Ended March 31, 2009 and 2008


                                              Three Months                   Nine Months
                                          2009            2008           2009           2008
                                      ----------------------------   ---------------------------
Net sales                             $  6,709,880    $  6,479,020   $ 18,957,576   $ 19,512,950
Cost of sales                            4,977,068       4,301,589     15,447,559     14,303,824
                                      ------------    ------------   ------------   ------------
       Gross profit                      1,732,812       2,177,431      3,510,017      5,209,126

Selling, general and
   administrative expenses                 658,115         647,998      2,125,927      2,017,370
                                      ------------    ------------   ------------   ------------

       Operating income                  1,074,697       1,529,433      1,384,090      3,191,756
                                      ------------    ------------   ------------   ------------

Other income (expense)

       Interest and dividend income         72,982         137,594        268,866        537,039
       Other                                (2,278)         16,186         13,635         64,748
                                      ------------    ------------   ------------   ------------
                                            70,704         153,780        282,501        601,787
                                      ------------    ------------   ------------   ------------

Income before income taxes               1,145,401       1,683,213      1,666,591      3,793,543

Provision for income taxes                 364,129         584,008        529,436      1,305,669
                                      ------------    ------------   ------------   ------------

                  Net income          $    781,272    $  1,099,205   $  1,137,155   $  2,487,874
                                      ============    ============   ============   ============

Net income per share:

       Basic                          $        .37    $        .53   $        .54   $       1.20
       Diluted                        $        .37    $        .53   $        .54   $       1.18
                                      ------------    ------------   ------------   ------------



Weighted average number of
  shares outstanding:

       Basic                             2,113,772       2,083,659      2,107,735      2,074,743
       Diluted                           2,115,696       2,098,596      2,114,732      2,101,177
                                      ------------    ------------   ------------   ------------

Dividends per share:                  $      .2250    $     1.7000   $     2.1750   $     2.0500
                                      ============    ============   ============   ============

See accompanying notes to the financial statements.

                                               3

                                       ESPEY MFG. & ELECTRONICS CORP.
                                    Statements of Cash Flows (Unaudited)
                                  Nine Months Ended March 31, 2009 and 2008
                                                                                          March 31,
                                                                                    2009             2008
                                                                                ------------    ------------
Cash Flows From Operating Activities:
       Net income                                                               $  1,137,155    $  2,487,874

       Adjustments to reconcile net income to net
         cash provided by operating activities:
       Excess tax benefits from share-based compensation                              30,245          83,471
       Stock-based compensation                                                       85,111         115,822
       Depreciation                                                                  369,379         368,147
       ESOP compensation expense                                                     326,263         381,111
       Gain on disposal of assets                                                       (996)           (385)
       Deferred income tax                                                           (25,046)        (33,968)
       Changes in assets and liabilities:
           Increase in trade receivables, net                                     (1,134,521)       (774,588)
           Decrease in income taxes receivable                                       133,363              --
           Decrease (increase) in other receivables                                    4,249          (1,425)
           Increase in ESOP receivable due to dividends on unallocated shares       (163,112)       (129,681)
           (Increase) decrease in inventories                                     (2,530,106)        587,921
           Decrease in prepaid expenses and other current assets                      97,179         207,242
           Increase in accounts payable                                            1,459,344         146,956
           Increase in accrued salaries, wages and commissions                        51,243          20,313
           Decrease in vacation accrual                                              (40,212)        (54,865)
           Decrease in ESOP payable                                                 (326,263)       (381,111)
           Increase (decrease) in other accrued expenses                               2,036          (4,061)
           Increase (decrease) in payroll & other taxes withheld and accrued             490             (83)
           Decrease in income taxes payable                                          (30,245)       (107,691)
                                                                                ------------    ------------
                      Net cash (used in) provided by operating activities           (554,444)      2,910,999
                                                                                ------------    ------------

Cash Flows From Investing Activities:
       Additions to property, plant & equipment                                     (211,952)       (423,131)
       Payment for issuance of loan receivable                                            --         (80,000)
       Proceeds from loan receivable                                                  19,672           6,395
       Purchase of short term investments                                         (7,318,000)     (5,887,000)
       Maturity of short term investments                                          6,788,000       3,360,000
                                                                                ------------    ------------
                      Net cash used in investing activities                         (722,280)     (3,023,736)
                                                                                ------------    ------------

Cash Flows From Financing Activities:
       Dividends on common stock                                                  (4,574,062)     (4,263,849)
       Purchase of treasury stock                                                   (311,545)       (716,363)
       Proceeds from exercise of stock options                                       132,532         502,147
       Excess tax benefits from share-based compensation                              30,245          83,471
                                                                                ------------    ------------
                      Net cash used in financing activities                       (4,722,830)     (4,394,594)
                                                                                ------------    ------------

Decrease in cash and cash equivalents                                             (5,999,554)     (4,507,331)
Cash and cash equivalents, beginning of period                                     6,851,753      11,096,111
                                                                                ------------    ------------
Cash and cash equivalents, end of period                                             852,199       6,588,780
                                                                                ============    ============

Supplemental disclosures of cash flow information:
       Income Taxes Paid                                                        $    400,000    $  1,290,000
                                                                                ============    ============

See accompanying notes to the financial statements.

                                                     4

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

Total stock-based compensation expense recognized in the Statement of Income for the three months ended March 31, 2009 and 2008, was $26,945 and $32,491, respectively, before income taxes. The related total deferred tax benefit was approximately $2,399 and $2,487, for the three months ended March 31, 2009 and 2008, respectively. Total stock-based compensation expense recognized in the Statement of Income for the nine months ended March 31, 2009 and 2008, was $85,111 and $115,822, respectively, before income taxes. The related total deferred tax benefit was approximately $7,353 and $8,991, for the nine months ended March 31, 2009 and 2008, respectively. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of March 31, 2009, there was approximately $140,854 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a period of 2.0 years.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 65,700 have been granted and are outstanding as of March 31, 2009. While no further grants of options may be made under the 2000 Plan, as of March 31, 2009, 80,900 options were outstanding, vested and exercisable.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate stock-based employee compensation for the three and nine months ended March 31, 2009 and 2008:

                                             Three Months Ended       Nine Months Ended
                                                  March 31,               March 31,
                                             2009          2008       2009          2008
                                            --------------------    ---------------------
Dividend yield                                3.93%        2.59%      3.93%         2.40%
Expected stock price volatility              26.55%       20.50%     26.55%        22.29%
Risk-free interest rate                       3.26%        4.80%      3.26%         4.54%
Expected option life (in years)               4.1 yrs      5 yrs      4.1 yrs       5 yrs
Weighted average fair value per share of
   options granted during the period         $3.341       $3.655     $3.341        $3.838

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

The following table summarizes stock option activity during the nine months ended March 31, 2009:

                                                Employee Stock Options Plan
                                                                      Weighted
                                         Number of     Weighted        Average
                                          Shares        Average       Remaining
                                          Subject      Exercise      Contractual
                                         To Option       Price           Term
                                        ----------------------------------------
       Balance at July 1, 2008           126,500         $18.40           7.61
       Granted                            31,800         $17.09           9.89
       Exercised                          (8,800)        $15.06            --
       Forfeited or expired               (2,900)        $18.46            --
                                        ----------------------------------------
       Balance at March 31, 2009         146,600         $18.32           8.18
                                        ========================================
       Exercisable at March 31, 2009      80,900         $17.45           7.10
                                        ========================================

The intrinsic value of stock options exercised was $21,073 and $242,495, during the nine months ended March 31, 2009 and 2008, respectively. The intrinsic value of stock options outstanding and exercisable as of March 31, 2009 and 2008 was $25,120 and $132,828, respectively.

Note 4.  Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2009. As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company. It is not possible to predict the outcome of such actions. Currently the Company has no claims or assertions pending or threatened against it.

Note 5.  Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 162 ("SFAS 162"), The Hierarchy of Generally Accepted Accounting Principals. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 did not have a material effect on the company's financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 ("SFAS 161"), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended June 30, 2009. The adoption of the provisions of SFAS 161 did not have a material effect on the Company's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company was required to adopt these provisions on January 1, 2009. The adoption of the provisions of SFAS 160 did not have a material effect on the Company's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R) ("SFAS 141(R)"), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company was required to adopt these provisions on January 1, 2009. The adoption of the provisions of SFAS 141(R) did not have a material effect on the Company's financial statements.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $97,360 for the three-month period ended March 31, 2009 and $326,263 for the nine-month period ended March 31, 2009. The ESOP shares as of March 31, 2009 were as follows:

         Allocated Shares                                           426,894
         Committed-to-be-released shares                             17,500
         Unreleased shares                                          207,500
                                                                 ----------

         Total shares held by the ESOP                              651,894
                                                                 ==========

         Fair value of unreleased shares at March 31, 2009       $3,133,250
                                                                 ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Espey Mfg. & Electronics Corp. (the "Company") located in Saratoga Springs, New York, is engaged principally in the development, design, production and sale of specialized electronic power supplies, a wide variety of transformers and other types of iron-core components, and electronic system components. In some cases, the Company manufactures such products in accordance with pre-developed mechanical and electrical requirements ("build to print"). In other cases, the Company is responsible for both the overall design and manufacture of the product. The Company does not generally manufacture standardized components and does not have a product line. The products manufactured by the Company find application principally in (i) shipboard and land based radar, (ii) locomotives,
(iii) aircraft, (iv) short and medium range communication systems, (v) navigation systems, and (vi) land-based military vehicles artillery.

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

New orders received in the first nine months of fiscal 2009 were approximately $14.2 million, representing a 12.8% decrease from the amount of new orders received in the first nine months of fiscal 2008. These orders are predominately follow-on production quantities for mature products. These orders are in line with the Company's strategy of getting involved in long-term high quantity military and industrial products. The Company's backlog was $40.0 million at March 31, 2009 compared to $33 million at March 31, 2008, and is $38.9 million at May 10, 2009, which includes $19.1 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. These contracts include significant orders for military and industrial power supplies, and contracts to manufacture certain customer products in accordance with pre-engineered requirements.

The sales backlog gives the Company a solid base of future sales. Based upon the backlog and the anticipated schedule for the fulfillment of orders, management expects sales for fiscal 2009 to be higher than fiscal 2008 sales. In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $56 million in the aggregate for both repeat and new programs.

Net sales to two significant customers represented 59.0% and 58.4% of the Company's total sales for the three-month period ended March 31, 2009 and 2008, respectively. Sales to these two customers for the nine-month period ended March 31, 2009 and 2008 represented 65.7% and 57.9% of total sales, respectively. Historically, a small number of customers have accounted for a large percentage of the Company's total sales in any given fiscal year. For several years, management has pursued opportunities with current and new customers with an objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product program of a particular program and minimizing the impact of the loss of a single significant customer. Management continues to evaluate its business development functions and potential revised courses of action.

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

Management, along with the Board of Directors, continues to evaluate the need and use of the Company's working capital. Expectations are that the working capital will be required to fund any increase in orders over the next several quarters, dividend payments, and general operations of the business. Also, the Mergers and Acquisitions Committee of the Board of Directors continues to evaluate potential strategic options on an ongoing basis.

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

Results of Operations

Net sales for the three months ended March 31, 2009 were $6,709,880 as compared to $6,479,020 for the same period in 2008, representing an 3.6% increase. Net sales for the nine months ended March 31, 2009 were $18,957,576 as compared to $19,512,950 for the same period in 2008, representing a 2.8% decrease. Generally, the increases and decreases in net sales can be attributed to the contract specific nature of the Company's business. The increase for the three months ended March 31, 2009, was due to an overall increase in power supply shipments offset by a decrease in transmitter component shipments. The decrease for the nine months ended March 31, 2009 was due to a decrease in transmitter component and transformer shipments offset by an increase in power supply shipments.

For the three months ended March 31, 2009 and 2008 gross profits were $1,732,812 and $2,177,431, respectively. Gross profit as a percentage of sales was 25.8% and 33.6%, for the three months ended March 31, 2009 and 2008, respectively. For the nine months ended March 31, 2009 and 2008 gross profits were $3,510,017 and $5,209,126, respectively. Gross profit as a percentage of sales was 18.5% and 26.7%, for the nine months ended March 31, 2009 and 2008, respectively. The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income. The decreased gross profit and gross profit percentage in the three and nine months ended March 31, 2009, was primarily the result of unexpected losses incurred on two programs with significant engineering and production time required for design efforts. These two programs experienced significant cost overruns due to extended product qualification testing and difficulties moving the products from engineering design into full production. Currently, one program has completed qualification testing and has moved into full production. The other program is still in qualification testing and has made significant progress towards completion. There also is a third loss contract that had a negative impact on gross profit and net income in the 3 months ended March 31, 2009. This contract is near completion and should ship prior to June 30, 2009. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully obtained and executed. Employment of full time equivalents at March 31, 2009 was 166 compared to 173 people at March 31, 2008.

Selling, general and administrative expenses were $658,115 for the three months ended March 31, 2009; an increase of $10,117, compared to the three months ended March 31, 2008. Selling, general and administrative expenses were $2,125,927 for the nine months ended March 31, 2009, an increase of $108,557 compared to the nine months ended March 31, 2008. The increase for the three and nine months ended March 31, 2009, relates primarily to an increase in salaries and an increase in legal and consulting fees.

Other income for the three and nine months ended March 31, 2009 decreased as compared to the three and nine months ended March 31, 2008 due to decreased interest rates and related interest income on the Company's cash and cash equivalents and short-term investments. The Company does not believe that there is a significant risk associated with its investment policy, since at March 31, 2009 all of the investments were primarily represented by short-term liquid investments including certificates of deposit and money market funds.

The effective income tax rate at March 31, 2009 and 2008 was 31.8% and 34.4%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its Qualified Production Activities and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended March 31, 2009, was $ 781,272 or $.37 per share, both basic and diluted, compared to $1,099,205 or $.53 per share, both basic and diluted, for the three months ended March 31, 2008. Net income for the nine months ended March 31, 2009, was $1,137,155 or $.54 per share, both basic and diluted, compared to $2,487,874 or $1.20 and $1.18 per share, basic and diluted, respectively, for the nine months ended March 31, 2008. The decrease in net income per share was primarily due to the loss programs explained above and decreased interest income.

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

The Company's working capital as of March 31, 2009 and 2008 was approximately $24.1 million and $26.4 million, respectively. During the three months ended March 31, 2009 and 2008 the Company repurchased 14,350 and 7,500 shares, respectively, of its common stock for a total purchase price of $209,035 and $144,600, respectively. Of the total purchases, 10,699 shares and 7,500 shares, respectively, were purchased from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $157,222 and $144,600, respectively. All remaining shares were purchased on the open market. During the nine months ended March 31, 2009 and 2008 the Company repurchased 19,899 and 33,220 shares, respectively, of its common stock for a total purchase price of $311,545 and $716,363, respectively. Of the total purchases, 11,499 shares and 33,220 shares, respectively, were purchased from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $171,662 and $716,363, respectively. All remaining shares were purchased on the open market. Under existing authorizations from the Company's Board of Directors, as of March 31, 2009, management is authorized to purchase an additional $1,688,454 million of Company stock.

                                                     Nine Months Ended March 31,
                                                          2009         2008
                                                     ------------  ------------
Net cash (used in) provided by operating activities  $  (554,444)  $ 2,910,999
Net cash used in investing activities                   (722,280)   (3,023,736)
Net cash used in financing activities                 (4,722,830)   (4,394,594)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities decreased in the first nine months of fiscal 2009 primarily due to more short-term investments maturing during the current period. The increase in cash used in financing activities is due primarily to increased dividends paid on common stock, decreased purchase of treasury shares, and a decrease in the proceeds from the exercise of stock options.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2009 and 2008, the Company expended $211,952 and $423,131, respectively, for plant improvements and new equipment. The Company has budgeted approximately $350,000 for new equipment and plant improvements in fiscal 2009. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2009 and March 31, 2008.


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

                    PART II: Other Information and Signatures

Item 1.       Legal Proceedings

              None

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

              (a) None

              (c) Securities Repurchased

                                     Purchases of Equity Securities

                                                          Total Number   Maximum Number
                                                            of Shares    (or Approximate
                                                            Purchased    Dollar Value)
                                                           as Part of      of Shares
                                    Total      Average      Publicly      that May Yet
                                   Number       Price       Announced     Be Purchased
                                  of Shares     Paid         Plan or     Under the Plan
              Period              Purchased   per Share      Program     or Program (1)
              --------------------------------------------------------------------------
              March 1 to
              March 31, 2009       14,350     $14.5669       14,350        $1,688,454

              (1) Pursuant to a prior Board of Directors authorization, as of March 31, 2009 the Company can repurchase up to $1,688,454 of its common stock pursuant to an ongoing plan.

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

May 13, 2009
------------
   Date