Form 10-K
period 2009-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2009-09-08
CIK 33533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10 - K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2009
                                            -------------

                                       OR

[_]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from           to
                                                          ---------    ---------

                          Commission file number 1-4383
                                                 ------

                         ESPEY MFG. & ELECTRONICS CORP.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                       14-1387171
          --------                                       ----------
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

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each  exchange  on which  registered
      -------------------           --------------------------------------------
Common  Stock $.33-1/3 par value    NYSE - Amex
Common Stock Purchase Rights        NYSE - Amex

        Securities registered pursuant to Section 12 (g) of the Act: None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                  [ ] Yes |X| No
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                  [ ] Yes |X| No
      Indicate by check mark whether the registrant (1) has filed all reports required to the filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  |X| Yes [ ] No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:
      [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer |X| Smaller reporting company
      Indicate by check mark whether the registrant is a shell company. [ ] Yes |X| No
      The aggregate market value of the voting stock held by non-affiliates of the registrant was $26,659,835 based upon the closing sale price of $18.16 on the NYSE - Amex on December 31, 2008.
      At September 8, 2009, there were 2,314,803 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement relating to the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

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

The electronic power supplies and components manufactured by the Company find application principally in (i) shipboard and land based radar, (ii) locomotives,
(iii) aircraft, (iv) short and medium range communication systems, (v) navigation systems and (vi) land based military artillery.

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

In the fiscal years ended June 30, 2009 and 2008, the Company's total sales were $27,241,635 and $25,701,739, respectively. Sales to two customers accounted for 33% and 30% of total sales in 2009. Sales to two customers accounted for 31% and 25% of total sales in 2008.

Export sales in 2009 and 2008 were approximately $4,691,000 and $5,538,000, respectively.

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

Sales Backlog

At September 8, 2009, the Company's backlog was approximately $38.3 million. The total backlog at June 30, 2009 was approximately $39.1 million compared to approximately $44.8 million at June 30, 2008. The Company's total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The Company's backlog and risks associated with government contracts is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

It is presently anticipated that a minimum of $29.6 million of orders comprising the June 30, 2009 backlog will be filled during the fiscal year ending June 30, 2010. The minimum of $29.6 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2010. The estimate of the June 30, 2009 backlog to be shipped in fiscal 2010 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

There is competition in all classes of products manufactured by the Company from divisions of the largest electronic companies, as well as many small companies. The Company's sales do not represent a significant share of the industry's market for any class of its products. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price, product performance, the experience of the particular company and history of its dealings in such products. The Company, as well as other companies engaged in supplying equipment for military use, is subject to various risks, including, without limitation, dependence on the United States. and foreign government appropriations and program allocations, the competition for available military business, and government termination of orders for convenience.

The Company's business is not considered to be seasonal. Also, management believes that due to the nature of the Company's business the Company will not be adversely affected by recessionary factors in the U.S. economy generally.

Research and Development

The Company's expenditures for research and development were approximately $40,678 and $53,586 in fiscal 2009 and 2008, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvements of existing products.

Employees

The Company had 168 employees as of September 8, 2009. Some of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. A new collective bargaining agreement was approved in June 2008. The four-year agreement expires on June 30, 2012. The contract includes pay increases of 4%, 3.75%, 3.75% and 4% for each year, respectively, of the four-year contract. Relations with the Union are considered good. Union membership at September 8, 2009 was 70 people.

Government Regulations

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2009, and the Company believes will not in fiscal year 2010, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

Item 2.  Property

The  Company's  entire  operation,   including   manufacturing  and  engineering
facilities, is located in Saratoga Springs, New York.

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

Item 3.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE - Amex (ticker symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

         2009                                       High         Low
         First Quarter                              22.00        18.10
         Second Quarter                             21.10        16.91
         Third Quarter                              19.85        13.05
         Fourth Quarter                             17.00        14.30

         2008                                       High         Low
         First Quarter                              24.08        19.71
         Second Quarter                             24.00        17.60
         Third Quarter                              23.75        14.75
         Fourth Quarter                             23.20        17.40

Holders

The approximate number of holders of record of the common stock was 109 on September 8, 2009 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on common stock of $2.40 and $2.25 per share for the fiscal years ended June 30, 2009 and 2008, respectively, which included a special dividend of $1.50 per share during each of such fiscal years. The Board of Directors has authorized the payment of a fiscal 2010 first quarter dividend of $.225 payable September 25, 2009 to shareholders of record on September 4, 2009.

During fiscal 2009, the Company sold common stock to certain employees and directors as they exercised existing stock options granted under a shareholder approved plan. During the year, 8,800 shares were sold at prices that ranged from $11.25 a share to $17.80 a share. The securities were sold for cash. Proceeds are used for general working capital purposes.

The Company did not make any open market purchases of equity securities in the fiscal 2009 fourth quarter.

The following table sets forth information as of June 30, 2009 with respect to compensation plans under which equity securities of the Company may be issued.

                                     Equity Compensation Plan Information

                           Number of securities to      Weighted-average             Number of Securities remaining
                           be issued upon exercise      exercise price of         available for future issuance under
                           of outstanding options,    outstanding options,        equity compensation plan (excluding
Plan Category                warrants and rights       warrants and rights         securities reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
                                     (a)                       (b)                                (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation
   plans approved by
   security holders                140,400                   $17.43                             338,500
Equity compensation
   plans not approved
   by security holders
                                 ---------                                                    ---------
           Total                   140,400                                                      338,500
-----------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

The business outlook for the Company is excellent. The order backlog, together with potential new orders realized from outstanding quotations by the Company, remain at a high level. Expectations are for product mix and margins to remain favorable for fiscal year 2010, and management expects revenues to increase in fiscal year 2010 over fiscal year 2009. During fiscal 2009 new orders received by the Company were approximately $21.6 million. The order backlog of approximately $39.1 million at June 30, 2009 gives the Company a solid base of future sales. It is presently anticipated that a minimum of $29.6 million of orders comprising the June 30, 2009 backlog will be filled during the fiscal year ending June 30, 2010. The minimum of $29.6 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2010. The backlog represents the estimated remaining sales value of work to be performed under firm contracts.

In addition to the backlog, the Company currently has outstanding quotations representing in excess of $66.6 million in the aggregate for both repeat and new programs. Many potential orders are currently being discussed and negotiated with existing and potential new customers. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and military procurement generally.

Two significant customers in fiscal 2009 and 2008 represented 63% and 56%, respectively, of the Company's total sales. These sales represent significant programs which the Company is a significant supplier of parts. While the Company has always had a small number of customers that make up its total sales in any given year, management is pursuing opportunities with current and new customers with an objective of lowering the overall concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of loss of a single significant customer. We anticipate significant new orders against the three programs discussed below in the Results of Operations, which, if realized, will diversify our customer base.

Management continues to invest in capital equipment to upgrade its technology and stay current with the industry. Capital expenditures are expected to be approximately $350,000 for fiscal 2010. Also, management along with the Company's Board of Directors continues to look for potential opportunities to expand the Company's business through acquisitions.

Results of Operations

Net Sales for fiscal years ended June 30, 2009 and 2008, were $27,241,635 and $25,701,739, respectively, a 6% increase. This increase can be attributed to the contract specific nature of the Company's business and the timing of deliveries on these contracts. More specifically, shipments of power supplies, spares, and antennas increased by approximately $2.3 million offset by a decrease of approximately $.9 million in transformer shipments.

For the fiscal years ended June 30, 2009 and 2008 gross profits were $6,086,726 and $6,862,246, respectively. Gross profit as a percentage of sales was 22.3%
and 26.7%, for fiscal 2009 and 2008, respectively. The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher as compared to products that are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs including loss contracts, has a significant impact on gross profit and net income. The reduced gross profit and gross profit percentage in fiscal 2009 as compared to fiscal 2008 was primarily the result of unexpected losses incurred on three programs with significant engineering and production time required for design efforts. These three programs experienced significant cost overruns due to extended product qualification testing and difficulties moving the products from engineering design into full production. Currently, one program has completed qualification testing and has moved into full production. The other two programs are still in pre-qualification stages and have made significant progress towards completion. Management is not anticipating any significant future losses on these programs. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully obtained and executed. Employment of full time equivalents at June 30, 2009 was 169 compared to 170 people at June 30, 2008.

Selling, general and administrative expenses were $2,826,676 for the fiscal year ended June 30, 2009, an increase of $203,363, or 7.8% as compared to the prior year. This increase relates primarily to an increase in wages and commissions, travel expenses and consulting fees.

Other income for the fiscal years ended June 30, 2009 and 2008 was $345,010 and $712,252, respectively, a 51.6% decrease. This decrease is due to a drop in scrap metal income and interest income on the Company's cash and cash equivalents and short-term investments. The decrease in interest income is due to lower interest rates available as well as lower cash and cash equivalent and short-term investment balances. The Company does not believe that there is significant risk associated with its investment policy, since at June 30, 2009 all of the investments were primarily represented by short-term liquid investments including certificates of deposit and money market funds.

The effective income tax rate was 24.2% in fiscal 2009 and 30.9% in fiscal 2008. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its Qualified Production Activities and the benefit derived from the ESOP dividends paid on allocated shares. The deduction for ESOP dividends was substantially larger in 2009 as compared to 2008, due to the special dividend of $1.50 per share that was paid to ESOP participants in August 2009.

Net income for fiscal 2009, was $2,733,240 or $1.30 and $1.29 per share, basic and diluted, respectively, compared to net income of $3,421,869 or $1.65 and $1.63 per share, basic and diluted, respectively, for fiscal 2008. The decrease in net income per share was primarily due to loss contracts in three programs described above resulting in lower gross profits, higher selling, general and administrative costs and the decrease in interest income.

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

The Company's working capital as of June 30, 2009 and 2008 was $25,726,492 and $27,448,722, respectively. During 2009 and 2008 the Company repurchased 19,899 and 36,091 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") and in other open market transactions, for a total purchase price of $311,545 and $769,443 respectively. Under existing authorizations from the Company's Board of Directors, as of June 30, 2009, management is authorized to purchase an additional $1,688,454 million of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

                                                         2009          2008
                                                         ----          ----
Net cash provided by operating activities             $   384,936   $ 4,147,247
Net cash provided by (used in) investing activities       731,666    (3,598,961)
Net cash used in financing activities                  (5,193,036)   (4,792,644)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, receipt of progress payments, level of sales and payments of accounts payable. Net cash provided by investing activities increased in fiscal 2009 due to the increase in proceeds from the maturity of short-term investments. The increase in cash used in financing activities is due primarily to an increase in dividends paid on common stock. Included in dividends paid are two special dividends of $1.50 per share that were paid in December 2008 and March 2008.

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

During fiscal year 2009 and fiscal 2008, the Company expended $280,790 and $517,959, respectively, for plant improvements and new equipment. The Company has budgeted approximately $350,000 for new equipment and plant improvements in fiscal 2010. Management anticipates that the funds required will be available from current operations.

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

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Espey Mfg. & Electronics Corp.
Saratoga Springs, New York

         We have audited the accompanying balance sheet of Espey Mfg. & Electronics Corp. as of June 30, 2009 and 2008, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2009. Espey Mfg. & Electronics Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. &
Electronics Corp. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.


/s/Rotenberg & Co. LLP
----------------------
Rochester, New York
September 7, 2009


Espey Mfg. & Electronics Corp.
Balance Sheet
June 30, 2009 and 2008
--------------------------------------------------------------------------------------------------------------
                                                                                          2009            2008
                                                                                          ----            ----
ASSETS
     Cash and cash equivalents ................................................   $  2,775,319    $  6,851,753
     Short term investments ...................................................      6,349,874       7,336,000
     Trade accounts receivable, net ...........................................      5,133,792       3,646,127
     Income tax receivable ....................................................             --         276,087
     ESOP receivable due to dividends on unallocated shares ...................         71,053          36,809
     Other receivables ........................................................            297           4,348

     Inventories:
              Raw materials ...................................................      1,394,441       1,575,116
              Work-in-process .................................................      1,107,880       1,151,332
              Costs related to contracts in process, net of progress
                payments of $60,079 in 2009 and $959,175 in 2008 ..............     10,526,884       7,461,786
                                                                                  ------------    ------------
                           Total inventories ..................................     13,029,205      10,188,234

     Deferred income taxes ....................................................        224,835         169,853
     Prepaid expenses and other current assets ................................        233,072         355,688
                                                                                  ------------    ------------
                           Total current assets ...............................     27,817,447      28,864,899
                                                                                  ------------    ------------
     Property, plant and equipment, net .......................................      2,738,222       2,956,590
     Loan receivable ..........................................................         38,673          65,003
                                                                                  ------------    ------------
                           Total assets .......................................   $ 30,594,342    $ 31,886,492
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts payable .........................................................   $    999,521    $    600,931
     Accrued expenses:
              Salaries, wages and commissions .................................        219,533         184,377
              Vacation ........................................................        520,072         542,441
              Other ...........................................................         42,863          46,253
     Payroll and other taxes withheld and accrued .............................         42,075          42,175
     Income taxes payable .....................................................        266,891              --
                                                                                  ------------    ------------
                           Total current liabilities ..........................      2,090,955       1,416,177
                                                                                  ------------    ------------
     Deferred income taxes ....................................................         99,253         132,578
                                                                                  ------------    ------------
                           Total liabilities ..................................      2,190,208       1,548,755
                                                                                  ------------    ------------

     Common stock, par value $.33-1/3 per share
              Authorized 10,000,000 shares; Issued 3,029,874 shares in 2009 and
                2008. Outstanding 2,314,803 and 2,325,902 in 2009 and 2008,
                respectively (includes 201,666 and 225,000 Unearned
                ESOP Shares) ..................................................      1,009,958       1,009,958
     Capital in excess of par value ...........................................     13,755,808      13,476,609
     Retained earnings ........................................................     23,485,675      25,796,703
                                                                                  ------------    ------------
                                                                                    38,251,441      40,283,270

     Less:    Unearned ESOP shares ............................................     (2,914,077)     (3,251,248)
              Cost of  715,071 and 703,972 shares of common stock in
                treasury in 2009 and 2008, respectively .......................     (6,933,230)     (6,694,285)
                                                                                  ------------    ------------
                           Total stockholders' equity .........................     28,404,134      30,337,737
                                                                                  ------------    ------------

                           Total liabilities and stockholders' equity .........   $ 30,594,342    $ 31,886,492
                                                                                  ============    ============


The accompanying notes are an integral part of the financial statements.

                                                      11

Espey Mfg. & Electronics Corp.
Statements of Income
Years Ended June 30, 2009 and 2008
--------------------------------------------------------------------------------

                                                            2009            2008
                                                            ----            ----
Net sales .......................................  $  27,241,635   $  25,701,739
Cost of sales ...................................     21,154,909      18,839,493
                                                   -------------   -------------
         Gross profit ...........................      6,086,726       6,862,246

Selling, general and administrative expenses ....      2,826,676       2,623,313
                                                   -------------   -------------
         Operating income .......................      3,260,050       4,238,933

Other income (expense)
         Interest and dividend income ...........        327,260         640,412
         Other ..................................         17,750          71,840
                                                   -------------   -------------
                Total other income, net .........        345,010         712,252
                                                   -------------   -------------

Income before income taxes ......................      3,605,060       4,951,185

Provision for income taxes ......................        871,820       1,529,316
                                                   -------------   -------------

                           Net income ...........  $   2,733,240   $   3,421,869
                                                   =============   =============

Net income per share:
         Basic ..................................  $        1.30   $        1.65
         Diluted ................................  $        1.29   $        1.63
                                                   -------------   -------------

Weighted average number of shares outstanding:
         Basic ..................................      2,107,643       2,079,734
         Diluted ................................      2,113,798       2,103,836
                                                   =============   =============


The accompanying notes are an integral part of the financial statements.


Espey Mfg. & Electronics Corp.
Statements of Changes in Stockholders' Equity
Years Ended June 30, 2009 and 2008
------------------------------------------------------------------------------------------------------------

                                        Outstanding                  Capital in    Unearned
                                           Common                    Excess of       ESOP         Retained
                                           Shares       Amount       Par Value      Shares        Earnings
                                        -----------   -----------   -----------   -----------    -----------
Balance as of June 30, 2007               2,316,893   $ 1,009,958   $12,890,269   $(3,600,459)   $27,054,325
                                        -----------   -----------   -----------   -----------    -----------

Net income, 2008                                                                                   3,421,869

Stock options exercised                      45,100                     200,744

Stock option expense                                                    143,530

Dividends paid on common stock
   $2.25 per share                                                                                (4,679,491)

Tax effect of stock options exercised                                    83,471

Purchase of treasury stock                  (36,091)

Reduction of unearned ESOP shares                                       158,595       349,211
                                        -----------   -----------   -----------   -----------    -----------

Balance as of June 30, 2008               2,325,902   $ 1,009,958   $13,476,609   $(3,251,248)   $25,796,703
                                        -----------   -----------   -----------   -----------    -----------

Net income, 2009                                                                                   2,733,240

Stock options exercised                       8,800                      59,932

Stock option expense                                                    109,921

Dividends paid on common stock
   $2.40 per share                                                                                (5,044,268)

Tax effect of stock options exercised                                    30,245

Purchase of treasury stock                  (19,899)

Reduction of unearned ESOP shares                                        79,101       337,171
                                        -----------   -----------   -----------   -----------    -----------

Balance as of June 30, 2009               2,314,803   $ 1,009,958   $13,755,808   $(2,914,077)   $23,485,675
                                        ===========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of the financial statements.

                                                                                                 (Continued)



                                              Treasury Stock              Total
                                        ---------------------------    Stockholders'
                                           Shares         Amount          Equity
                                        ------------   ------------    ------------
Balance as of June 30, 2007                  712,981   $ (6,296,917)   $ 31,057,176
                                        ------------   ------------    ------------

Net income, 2008                                                          3,421,869

Stock options exercised                      (45,100)       372,075         572,819

Stock option expense                                                        143,530

Dividends paid on common stock                                           (4,679,491)
   $2.25 per share

Tax effect of stock options exercised                                        83,471

Purchase of treasury stock                    36,091       (769,443)       (769,443)

Reduction of unearned ESOP shares                                           507,806
                                        ------------   ------------    ------------

Balance as of June 30, 2008                  703,972   $ (6,694,285)   $ 30,337,737
                                        ============   ============    ============

Net income, 2009                                                          2,733,240

Stock options exercised                       (8,800)        72,600         132,532

Stock option expense                                                        109,921

Dividends paid on common stock
   $2.40 per share                                                       (5,044,268)

Tax effect of stock options exercised                                        30,245

Purchase of treasury stock                    19,899       (311,545)       (311,545)

Reduction of unearned ESOP shares                                           416,272
                                        ------------   ------------    ------------

Balance as of June 30, 2009                  715,071   $ (6,933,230)   $ 28,404,134
                                        ============   ============    ============

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Statements of Cash Flows
Years Ended June 30, 2009 and 2008
------------------------------------------------------------------------------------------------------------
                                                                                      2009           2008
                                                                                  -----------    -----------
Cash Flows From Operating Activities:
     Net income ...............................................................   $ 2,733,240    $ 3,421,869

     Adjustments to reconcile net income to net cash provided by operating activities:

     Excess tax benefits from share-based compensation ........................        30,245         83,471

     Stock-based compensation .................................................       109,921        143,530

     Depreciation .............................................................       488,461        491,526

     ESOP compensation expense ................................................       416,272        507,805

     Loss on disposal of assets ...............................................        10,695          4,353

     Deferred income tax benefit ..............................................       (88,305)       (38,510)

     Changes in assets and liabilities:

          Increase in trade receivables, net ..................................    (1,487,665)      (625,646)

          Decrease (increase) in income tax receivable ........................       276,087       (276,087)

          Decrease (increase) in other receivables ............................         4,051           (900)

          Increase in ESOP receivable due to dividends on unallocated shares ..       (34,244)       (36,809)

          (Increase) decrease in inventories, net .............................    (2,840,971)       961,093

          Decrease in prepaid expenses and other current assets ...............       122,616        192,524

          Increase (decrease) in accounts payable .............................       398,590       (380,020)

          Decrease in accrued salaries, wages and commissions .................        35,156         22,175

          (Decrease) increase in other accrued expenses .......................        (3,390)           200

          Decrease in vacation accrual ........................................       (22,369)       (40,040)

          (Decrease) increase in payroll and other taxes withheld and accrued..          (100)           127

          Increase (decrease) in income taxes payable .........................       236,646       (283,414)
                                                                                  -----------    -----------

                      Net cash provided by operating activities ...............   $   384,936    $ 4,147,247
                                                                                  -----------    -----------


The accompanying notes are an integral part of the financial statements.


Cash Flows From Investing Activities:

     Additions to property, plant and equipment .........................       (280,790)       (517,959)

     Payment for loan receivable ........................................             --         (80,000)

     Proceeds from return of loan receivable ............................         26,330          14,998

     Purchase of short term investments .................................     (8,087,874)     (8,135,000)

     Proceeds from maturity of short term investments ...................      9,074,000       5,119,000
                                                                            ------------    ------------

                      Net cash provided by (used in) investing activities        731,666      (3,598,961)
                                                                            ------------    ------------

Cash Flows From Financing Activities:

     Dividends on common stock ..........................................     (5,044,268)     (4,679,491)


     Purchase of treasury stock .........................................       (311,545)       (769,443)


     Proceeds from exercise of stock options ............................        132,532         572,819

     Excess tax benefits from share-based compensation ..................         30,245          83,471
                                                                            ------------    ------------

                      Net cash used in financing activities .............     (5,193,036)     (4,792,644)
                                                                            ------------    ------------

Decrease in cash and cash equivalents ...................................     (4,076,434)     (4,244,358)

Cash and cash equivalents, beginning of the year ........................      6,851,753      11,096,111
                                                                            ------------    ------------

Cash and cash equivalents, end of the year ..............................   $  2,775,319    $  6,851,753
                                                                            ============    ============

Supplemental Schedule of Cash Flow Information:

     Income taxes paid ..................................................   $    470,000    $  1,970,000
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

Estimated useful lives of depreciable assets are as follows:

        Buildings and improvements                      10 - 35 years
        Machinery and equipment                          3 - 20 years
        Furniture and fixtures                           5 - 10 years

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

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2.  Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks, certificates of deposit, and money market funds. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Short-term investments include certificates of deposit with maturities greater than three months to a year.

Accounts receivable and allowance for doubtful accounts
The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances. An account is generally considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2009. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

Comprehensive Income
Comprehensive Income for the years ended June 30, 2009 and 2008 is equal to net income.

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

Recently Issued Accounting Standards
In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes principles and requirements for subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. As such, the Company is required to adopt this standard in the current period. Adoption of SFAS 165 did not have a significant effect on the Company's consolidated financial statements.

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

Note 3. Contracts in Process

Contracts in process at June 30, 2009 and 2008 are as follows:

                                                                           2009          2008
                                                                       -----------   -----------
     Gross contract value                                              $39,116,487   $44,784,584
     Costs related to contracts in process, net of progress payments
       of  $60,079 in fiscal 2009 and $959,175 in fiscal 2008          $10,526,884   $ 7,461,786

Included in costs relating to contracts in process at June 30, 2009 and 2008 are costs of $974,342 and $1,911,986, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statement of income until the units under contract are shipped.

Note 4. Property, Plant and Equipment

A summary of the original cost of property, plant and equipment at June 30, 2009 and 2008 is as follows:

                                     2009            2008
                                 ------------    ------------
     Land                        $     45,000    $     45,000
     Building and improvements      4,638,879       4,639,626
     Machinery and equipment        6,723,573       6,706,540
     Furniture and fixtures           156,884         156,884
                                 ------------    ------------
                                   11,564,336      11,548,050
     Accumulated depreciation      (8,826,114)     (8,591,460)
                                 ------------    ------------
                                 $  2,738,222    $  2,956,590
                                 ============    ============

Depreciation expense was $488,461 and $491,526, during the years ended June 30, 2009 and 2008, respectively.

Note 5. Line of credit

Management had available a $3,000,000 line of credit to help fund further growth or working capital needs, but did not anticipate the need for any borrowed funds in the foreseeable future and therefore did not renew the line of credit which expired November 30, 2007.

Note 6. Pension Expense

Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $95,711 in fiscal 2009 and $87,159 in fiscal 2008.

The Company sponsors a 401(k) plan with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $31,647 and $30,125, for fiscal years 2009 and 2008, respectively.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 7. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2009 and 2008 is as follows:

                                          2009           2008
                                      -----------    -----------
     Current tax expense - federal    $   953,319    $ 1,561,918
     Current tax expense - state            6,806          5,909
     Deferred tax (benefit) expense       (88,305)       (38,511)
                                      -----------    -----------
                                      $   871,820    $ 1,529,316
                                      ===========    ===========

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with SFAS No. 109.

The combined U.S. federal and state effective income tax rates of 24.2% and 30.9%, for 2009 and 2008 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

                                                                    2009       2008
                                                                  ------     ------
     U.S. federal statutory income tax rate                         34.0%      34.0%
     Increase (reduction) in rate resulting from:
         State franchise tax, net of federal income tax benefit      0.1        0.1
         ESOP cost versus Fair Market Value                          0.7        1.1
         Dividend on allocated ESOP shares                          (8.9)      (1.6)
         Qualified Production Activities                            (1.7)      (2.0)
         Stock-based compensation                                     .1       (0.7)
         Other                                                       (.1)        --
                                                                  ------     ------
     Effective tax rate                                             24.2%      30.9%
                                                                  ======     ======

For the years ended June 30, 2009 and 2008 deferred income tax benefit of $(88,305) and $(38,511), respectively, result from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2009 and 2008 are presented as follows:

                                                             2009       2008
                                                           --------   --------
     Deferred tax assets:
         Accrued expenses ..............................   $124,157   $126,808
         ESOP ..........................................     95,319     77,987
         Stock-based compensation ......................      8,996      6,775
         Inventory - effect on uniform capitalization ..     83,575     26,699
         Other .........................................      8,108      9,572
                                                           --------   --------
                  Total deferred tax assets ............    320,155    247,841
                                                           --------   --------

     Deferred tax liabilities:
         Property, plant and equipment - principally due
           to differences in depreciation methods ......    194,573    210,564
                                                           --------   --------

                  Total deferred tax liabilities .......    194,573    210,564
                                                           --------   --------
     Net deferred tax asset ............................   $125,582   $ 37,277
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

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 7. Provision for Income Taxes, Continued

As the result of the implementation of the FASB interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of July 1, 2007, and as of June 30, 2009, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions, if any, in general and administrative expense. As of June 30, 2009, the Company has not recorded any provision for accrued interest and penalties related to uncertain tax positions.

By statute, tax years ending June 30, 2009, 2008 and 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 8. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customers accounted for 33% and 30% of total sales in fiscal 2009. Sales to two domestic customers accounted for 31% and 25% of total sales in fiscal 2008.

Export sales in fiscal 2009 and fiscal 2008 were approximately $4,691,000 and $5,538,000, respectively.

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

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 10. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $416,272 for the year ended June 30, 2009 and $507,805 for the year ended June 30, 2008. The ESOP shares as of June 30, 2009 and 2008 were as follows:

                                          2009         2008
                                       ----------   ----------
     Allocated Shares                     450,228      442,243
     Committed-to-be-released shares           --           --
     Unreleased shares                    201,666      225,000
                                       ----------   ----------

     Total shares held by the ESOP        651,894      667,243
                                       ==========   ==========

     Fair value of unreleased shares   $3,095,573   $4,272,750
                                       ==========   ==========

Note 11. Stock-based Compensation

The Company follows Statement of Financial Accounting Standards No. 123(R) in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that maybe settled by the issuance of those equity instruments. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. SFAS No.123(R) establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

Total stock-based compensation expense recognized in the Statement of Income for the fiscal years ended June 30, 2009 and 2008, was $109,921 and $143,530, respectively, before income taxes. The related total deferred tax benefit was approximately $9,683 and $11,239, for the same periods. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As  of  June  30,  2009,  there  was  approximately   $116,045  of  unrecognized
compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years. The total deferred tax benefit related to these awards is approximately $11,003.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, and 61,500 have been granted and are outstanding as of June 30, 2009. While no further grants of options may be made under the 2000 Plan, as of June 30, 2009, 78,900 options remain outstanding, vested and exercisable from the 2000 Plan.

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

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the years ended June 30, 2009 and 2008, respectively:

                                                     2009           2008
                                                   ---------      ---------
       Dividend yield                                 5.30%         3.70%
       Expected stock price volatility               31.41%        27.03%
       Risk-free interest rate                        1.79%         3.12%
       Expected option life (in years)                4.3 years     4.0 years
       Weighted average fair value per share
          of options granted during the period       $2.767        $3.934

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

The following table summarizes stock option activity during the year ended June 30, 2009:

                                              Employee Stock Options Plan
                                       -----------------------------------------
                                                                     Weighted
                                          Number of     Weighted      Average
                                           Shares        Average     Remaining
                                           Subject      Exercise    Contractual
                                         To Options       Price        Term
                                       -----------------------------------------
       Balance at July 1, 2008            126,500         $18.40        7.36
       Granted                             31,800         $17.09        9.64
       Exercised                           (8,800)        $15.06          --
       Forfeited or expired                (9,100)        $18.81          --
                                       -----------------------------------------
       Balance at June 30, 2009           140,400         $18.29        7.90
                                       =========================================
       Exercisable at June 30, 2009        78,900         $17.43        6.84
                                       =========================================

The intrinsic value of stock options exercised was $21,073 and $258,783, during the year ended June 30, 2009 and 2008, respectively. The intrinsic value of stock options outstanding and exercisable as of June 30, 2009 and 2008 was $26,220 and $138,299, respectively.

Note 12. Financial Instruments/Concentration of Credit Risk

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2009 and 2008 because of the relatively short maturities of these instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in note 8, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 79% represented by four customers at June 30, 2009, and 56.8%, by three customers at June 30, 2008.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 12. Financial Instruments/Concentration of Credit Risk, Continued

Although the Company's exposure to credit risk associated with nonpayment of these concentrated balances is affected by the conditions or occurrences within the U.S. and foreign governments, the Company believes that its trade accounts receivable credit risk exposure is limited. The Company performs ongoing credit evaluations of its customer's financial conditions and requires collateral, such as progress payments, in certain circumstances. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Note 14. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2009 and 2008.

Note 15. Stockholders' Equity

Reservation of Shares
The Company has reserved common shares for future issuance as follows as of June 30, 2009:

       Stock options outstanding                            140,400
       Stock options available for issuance                 338,500
                                                          ---------
       Number of common shares reserved                     478,900
                                                          =========

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended June 30:

                                                                           2009           2008
                                                                       -----------    -----------
     Numerator:
     Net Income                                                        $ 2,733,240    $ 3,421,869
                                                                       ===========    ===========

     Denominator:
     Basic EPS:
          Common shares outstanding, beginning of period                 2,325,902      2,316,893
          Unearned ESOP shares                                            (225,000)      (249,167)
          Weighted average common shares issued during the period            5,934         24,026
          Weighted average common shares purchased during the period        (7,967)       (21,114)
          Weighted average ESOP shares earned during the period              8,774          9,096
                                                                       -----------    -----------
          Denominator for basic earnings per common shares -
              Weighted average common shares                             2,107,643      2,079,734
                                                                       ===========    ===========

Espey Mfg. & Electronics Corp.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 15. Stockholders' Equity, Continued

     Diluted EPS:
          Common shares outstanding, beginning of period                    2,325,902     2,316,893
          Unearned ESOP shares                                               (225,000)     (249,167)
          Weighted average common shares issued during the period               5,934        24,026
          Weighted average common shares purchased during the period           (7,967)      (21,114)
          Weighted average ESOP shares earned during the period                 8,774         9,096
          Weighted average dilutive effect of issued or forfeited shares        6,155        24,102
                                                                           ----------    ----------
          Denominator for diluted earnings per common shares -
              Weighted average common shares                                2,113,798     2,103,836
                                                                           ==========    ==========

Not included in this computation of earnings per share for the year ended June 30, 2009 and 2008 were options to purchase 136,000 and 34,400, respectively, of the Company's common stock. These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.

Note 16. Quarterly Financial Information (Unaudited)

                                    First        Second          Third        Fourth
      2009                        Quarter       Quarter        Quarter       Quarter
                              -----------   -----------    -----------   -----------
      Net Sales ...........   $ 6,053,519   $ 6,194,177    $ 6,709,880   $ 8,284,059
         Gross profit .....     1,151,275       625,930      1,732,812     2,576,709
         Net income .......       398,296       (42,412)       781,272     1,596,084

     Net income per share -
      Basic ...............           .19          (.02)           .37           .76
      Diluted .............           .19          (.02)           .37           .75

                                                                                2008
      Net Sales ...........   $ 6,301,786   $ 6,732,144    $ 6,479,020   $ 6,188,789
         Gross profit .....     1,349,110     1,682,585      2,177,431     1,653,120
         Net income .......       591,583       797,086      1,099,205       933,995

     Net income per share -
      Basic ...............           .29           .38            .53           .45
      Diluted .............           .28           .37            .53           .45

Note 17. Subsequent Events

Subsequent events were evaluated through September 7, 2009, the dates these financial statements were available for issue.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

Item 9A(T). Controls and Procedures

Evaluation of Controls and Procedures

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Item 9B. Other information

         None

                                    PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on November 20, 2009) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules Signatures

         3.1 Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey's Report on Form 10-K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)

         3.2      Amended and  Restated  By-Laws  (incorporated  by reference to
                  Exhibit 3.2 to Espey's  Report on Form 8-K dated  February 26,
                  2009)

         4.1 Amended and Restated Rights Agreement, dated March 31, 1989, as amended February 12, 1999 and December 31, 1999, between Espey Mfg. & Electronics Corp. and Registrar and Transfer Company (incorporated by reference to Espey's Form 8-K dated December 20, 1999)

         4.2 Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)

         10.1 2000 Stock Option Plan (incorporated by reference to Espey's Definitive Proxy Statement dated December 6, 1999 for the January 4, 2000 Annual Meeting)

         10.2     Executive  Officer  contract  (incorporated  by  reference  to
                  Exhibit  10.2 to  Espey's  Report on Form 8-K  dated  July 27,
                  2009)

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



                                                 ESPEY MFG. & ELECTRONICS CORP.



                                                 /s/Howard Pinsley
                                                 ---------------------------
                                                 Howard Pinsley
                                                 Chief Executive Officer

/s/Howard Pinsley                                Chief Executive Officer
---------------------------                      September 8, 2009
Howard Pinsley

/s/David O'Neil                                  Treasurer
---------------------------                      (Principal Financial Officer)
David O'Neil                                     September 8, 2009

/s/Katrina Sparano                               Assistant Treasurer
---------------------------                      (Principal Accounting Officer)
Katrina Sparano                                  September 8, 2009

/s/Barry Pinsley                                 Director
---------------------------                      September 8, 2009
Barry Pinsley

/s/Seymour Saslow                                Director
---------------------------                      September 8, 2009
Seymour Saslow

/s/Michael W. Wool                               Director
---------------------------                      September 8, 2009
Michael W. Wool

/s/Paul J. Corr                                  Director
---------------------------                      September 8, 2009
Paul J. Corr

/s/Alvin O. Sabo                                 Director
---------------------------                      September 8, 2009
Alvin O. Sabo

/s/Carl Helmetag                                 Director
---------------------------                      September 8, 2009
Carl Helmetag