Form 10-Q
period 2009-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2009-11-12
CIK 33533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______


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

At  November  11,  2009,  there  were  2,335,289   shares   outstanding  of  the
registrant's Common stock, $.33-1/3 par value.

                         ESPEY MFG. & ELECTRONICS CORP.
                          Quarterly Report on Form 10-Q
                                    I N D E X

PART I   FINANCIAL INFORMATION                                              PAGE

         Item 1      Financial Statements:

                           Balance Sheets -
                           September 30, 2009 (Unaudited) and June 30, 2009   1

                           Statements of Income (Unaudited) -
                           Three Months Ended September 30, 2009 and 2008     3

                           Statements of Cash Flows (Unaudited)-
                           Three Months Ended September 30, 2009 and 2008     4

                           Notes to Financial Statements (Unaudited)          5

         Item 2      Management's Discussion and Analysis of                  8
                     Financial Condition and Results of Operations

         Item 3      Quantitative and Qualitative Disclosures About
                     Market Risk                                             11

         Item 4T     Controls and Procedures                                 11


PART II  OTHER INFORMATION AND SIGNATURES                                    12

         Item 1      Legal Proceedings                                       12

         Item 2      Unregistered Sales of Equity Securities                 12

         Item 3      Defaults Upon Senior Securities                         12

         Item 4      Submission of Matters to a Vote of Security Holders     12

         Item 5      Other Information                                       12

         Item 6      Exhibits                                                12

         SIGNATURES                                                          13

                                   PART I: FINANCIAL INFORMATION

                                  ESPEY MFG. & ELECTRONICS CORP.
                                           Balance Sheet
                         September 30, 2009 (Unaudited) and June 30, 2009

                                                                      September 30,       June 30,
                                                                               2009           2009
                                                                       ------------   ------------
ASSETS:

     Cash and cash equivalents                                         $  3,596,115   $  2,775,319
     Short term investments                                               7,349,874      6,349,874
     Trade accounts receivable, net                                       4,009,318      5,133,792
     ESOP receivable due to dividends on unallocated shares                  25,528         71,053
     Other receivables                                                            9            297

     Inventories:
             Raw materials                                                1,352,046      1,394,441
             Work-in-process                                              1,044,434      1,107,880
             Costs relating to contracts in process, net of progress
             payments of $1,256 at September 30, 2009 and
             aaa$60,079 at June 30, 2009                                 10,695,861     10,526,884
                                                                       ------------   ------------
     Total inventories                                                   13,092,341     13,029,205

     Deferred income taxes                                                  225,036        224,835
     Prepaid expenses and other current assets                              198,672        233,072
                                                                       ------------   ------------
                              Total current assets                       28,496,893     27,817,447
                                                                       ------------   ------------

     Property, plant and equipment, net                                   2,768,568      2,738,222
     Loan receivable                                                         34,209         38,673
                                                                       ------------   ------------

                              Total assets                             $ 31,299,670   $ 30,594,342
                                                                       ============   ============

See accompanying notes to the financial statements.                                    (Continued)

                                                1

                                       ESPEY MFG. & ELECTRONICS CORP.
                                               Balance Sheet
                              September 30, 2009 (Unaudited) and June 30, 2009

                                                                             September 30,        June 30,
                                                                                      2009            2009
                                                                              ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

     Accounts payable                                                         $  1,098,862    $    999,521
     Accrued expenses:
             Salaries, wages and commissions                                       161,140         219,533
             Vacation                                                              501,489         520,072
             Other                                                                  92,257          42,863
     Payroll and other taxes withheld and accrued                                   42,286          42,075
     Income taxes payable                                                           37,506         266,891
                                                                              ------------    ------------
                              Total current liabilities                          1,933,540       2,090,955
                                                                              ------------    ------------

     Deferred income taxes                                                          92,006          99,253
                                                                              ------------    ------------
                              Total liabilities                                  2,025,546       2,190,208
                                                                              ------------    ------------

     Common stock, par value $.33-1/3 per share.

             Authorized 10,000,000 shares; issued 3,029,874 shares
             on September 30, 2009 and June 30, 2009. Outstanding
             2,335,289 and 2,314,803 (includes 196,041 and 201,666
             Unearned ESOP Shares) on September 30, 2009 and June
             30, 2009, respectively                                              1,009,958       1,009,958

     Capital in excess of par value                                             13,939,481      13,755,808

     Retained earnings                                                          24,002,983      23,485,675
                                                                              ------------    ------------
                                                                                38,952,422      38,251,441

     Less:   Unearned ESOP shares                                               (2,914,077)     (2,914,077)
             Cost of 694,585 and 715,071 shares of common stock in
             treasury on September 30, 2009 and June 30, 2009, respectively     (6,764,221)     (6,933,230)
                                                                              ------------    ------------
                              Total stockholders' equity                        29,274,124      28,404,134
                                                                              ------------    ------------

                              Total liabilities and stockholders' equity      $ 31,299,670    $ 30,594,342
                                                                              ============    ============

See accompanying notes to the financial statements.

                                                     2

                            ESPEY MFG. & ELECTRONICS CORP.
                           Statements of Income (Unaudited)
                    Three Months Ended September 30, 2009 and 2008

                                                             Three Months
                                                    September 30,      September 30,
                                                             2009               2008
                                                 ----------------   ----------------
Net sales                                        $      6,874,940   $      6,053,519
Cost of sales                                           4,816,738          4,902,244
                                                 ----------------   ----------------
       Gross profit                                     2,058,202          1,151,275

Selling, general and administrative expenses              752,386            678,227
                                                 ----------------   ----------------

       Operating income                                 1,305,816            473,048
                                                 ----------------   ----------------

Other income

       Interest and dividend income                        42,639            102,915
       Other                                                8,102             11,241
                                                 ----------------   ----------------
           Total other income, net                         50,741            114,156
                                                 ----------------   ----------------

Income before income taxes                              1,356,557            587,204

Provision for income taxes                                363,794            188,908
                                                 ----------------   ----------------

                  Net income                     $        992,763   $        398,296
                                                 ================   ================

Net income per share:

       Basic                                     $           0.47   $           0.19
       Diluted                                   $           0.47   $           0.19
                                                 ----------------   ----------------

Weighted average number of shares outstanding:

           Basic                                        2,116,984          2,102,306
           Diluted                                      2,118,848          2,116,039
                                                 ----------------   ----------------

Dividends per share:                             $         0.2250   $         0.2250
                                                 ================   ================

See accompanying notes to the financial statements.

                                          3

                                      ESPEY MFG. & ELECTRONICS CORP.
                                   Statements of Cash Flows (Unaudited)
                              Three Months Ended September 30, 2009 and 2008

                                                                            September 30,   September 30,
                                                                                     2009           2008
                                                                              -----------    -----------
Cash Flows From Operating Activities:
     Net income                                                               $   992,763    $   398,296

     Adjustments to reconcile net income to net cash provided
      by operating activities:
     Excess tax benefits from share-based compensation                                626         30,245
     Stock-based compensation                                                      25,304         29,083
     Depreciation                                                                 115,348        124,325
     ESOP compensation expense                                                     90,899        118,418
     Loss on disposal of assets                                                     1,615          2,542
     Deferred income tax benefit                                                   (7,448)        (6,055)
     Changes in assets and liabilities:
         Decrease (increase) in trade receivable, net                           1,124,474       (638,428)
         Increase in income taxes receivables                                          --       (226,157)
         Decrease in other receivables                                                288          1,474
         Decrease in ESOP receivable due to dividends on unallocated shares        45,525         36,809
         Increase in inventories                                                  (63,136)      (687,678)
         Decrease in prepaid expenses and other current assets                     34,400         64,491
         Increase in accounts payable                                              99,341        930,103
         (Decrease) increase in accrued salaries, wages and commissions           (58,393)        70,277
         Increase (decrease) in other accrued expenses                             49,394         (9,460)
         Decrease in vacation accrual                                             (18,583)       (61,423)
         Decrease in ESOP payable                                                 (90,899)       (87,434)
         Increase in payroll and other taxes withheld and accrued                     211          6,840
         Decrease in income taxes payable                                        (230,011)       (30,245)
                                                                              -----------    -----------
                Net cash provided by operating activities                       2,111,718         66,023
                                                                              -----------    -----------

Cash Flows From Investing Activities:
     Additions to property, plant and equipment                                  (147,308)      (125,755)
     Proceeds from loan receivable                                                  4,464          6,509
     Purchase of short term investments                                        (3,696,000)    (4,242,000)
     Proceeds from maturity of short term investments                           2,696,000      2,112,000
                                                                              -----------    -----------
                Net cash used in investing activities                          (1,142,844)    (2,249,246)
                                                                              -----------    -----------

Cash Flows From Financing Activities:
     Sale of treasury stock                                                       326,752             --
     Dividends on common stock                                                   (475,456)      (473,378)
     Purchase of treasury stock                                                        --        (52,038)
     Proceeds from exercise of stock options                                           --         66,900
     Excess tax benefits from share-based compensation                                626         30,245
                                                                              -----------    -----------
                Net cash used in financing activities                            (148,078)      (428,271)
                                                                              -----------    -----------

Increase (decrease) in cash and cash equivalents                                  820,796     (2,611,494)
Cash and cash equivalents, beginning of period                                  2,775,319      6,851,753
                                                                              -----------    -----------
Cash and cash equivalents, end of period                                      $ 3,596,115    $ 4,240,259
                                                                              ===========    ===========

Supplemental Schedule of Cash Flow Information:
     Income taxes paid                                                        $   600,000    $   400,000
                                                                              ===========    ===========

See accompanying notes to the financial statements.

                                                    4

                         ESPEY MFG. & ELECTRONICS CORP.
                    Notes to Financial Statements (Unaudited)
                    -----------------------------------------

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2009.

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

Note 3. Stock Based Compensation

The Company follows Statement of Financial Accounting Standards No. 123(R) (FASB ASC 718) in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that maybe settled by the issuance of those equity instruments. FASB ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. FASB ASC 718 establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

Total stock-based compensation expense recognized in the Statement of Income for the three month period ended September 30, 2009 and 2008, was $25,304 and $29,083, respectively, before income taxes. The related total deferred tax benefit was approximately $2,477 for the same periods. FASB ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of September 30, 2009, there was approximately $96,684 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years. The total deferred tax benefit related to these awards is approximately $8,526.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, and 68,700 have been granted and are outstanding as of September

30, 2009. While no further grants of options may be made under the 2000 Plan, as of September 30, 2009, 76,500 options remain outstanding, vested and exercisable from the 2000 Plan.

FASB ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate stock-based employee compensation for the three months ended:

                                                                  September 30,    September 30,
                                                                           2009             2008
                                                                  -------------    -------------
       Dividend yield                                                     4.49%           3.34 %
       Expected stock price volatility                                   29.22%          24.41 %
       Risk-free interest rate                                            2.46%           3.91 %
       Expected option life (in years)                                    4 yrs            4 yrs
       Weighted average fair value per share of options
         granted during the period                                       $3.351           $3.594

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

The following table summarizes stock option activity during the three months ended September 30, 2009:

                                                Employee Stock Options Plan
                                           ------------------------------------
                                                                   Weighted
                                            Number of   Weighted    Average
                                             Shares      Average   Remaining
                                             Subject    Exercise  Contractual
                                            To Option     Price       Term
                                           ------------------------------------
       Balance at July 1, 2009              140,400       $18.29        7.65
       Granted                                2,500       $17.09        9.84
       Exercised                                 --           --          --
       Forfeited or expired                  (3,400)      $19.07          --
                                           ------------------------------------
       Balance September 30, 2009           139,500       $18.25        7.69
                                           ====================================
       Exercisable at September 30, 2009     76,500       $17.41        6.58
                                           ====================================

The intrinsic value of stock options exercised was $0 and $18,495, during the three months ended September 30, 2009 and 2008, respectively. The intrinsic value of stock options outstanding and exercisable as of September 30, 2009 and 2008 was $42,948 and $90,945, respectively.

Note 4.  Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2009. As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company. It is not possible to predict the outcome of such actions. Currently the Company has no claims or assertions pending or threatened against it.

Note 5.  Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 165, Subsequent Events (FASB ASC 855-10). FASB ASC 855-10 establishes principles and requirements for subsequent events.

FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. As such, the Company is required to adopt this standard in the current period. Adoption of FASB ASC 855-10 did not have a material effect on the company's financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 168 ("SFAS 168"), The FASB Accounting Standards Codification ("Codification") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under the provisions of SFAS 168, the Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The provisions of SFAS 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 had no effect on the company's financial statements.

In September 2009, the FASB issued ASC 605-25 for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. The Company is currently assessing the potential impact, if any, of the guidance on its financial statements.

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations ESOP compensation expense was $90,899 for the three-month period ended September 30, 2009 and $118,418 for the three-month period ended September 30, 2008. The ESOP shares as of September 30, 2009 and 2008 were as follows:

                                                September 30,    September 30,
                                                         2009             2008
                                               --------------   --------------
         Allocated Shares                             461,537          442,886
         Committed-to-be-released shares                5,625            5,833
         Unreleased shares                            196,041          219,167
                                               --------------   --------------

         Total shares held by the ESOP                663,203          667,886
                                               ==============   ==============

         Fair value of unreleased shares       $    3,473,847   $    4,021,714
                                               ==============   ==============


Note 7.  Subsequent Events

Subsequent events were evaluated through November 11, 2009, the dates these financial statements were available for issue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Espey Mfg. & Electronics Corp. (the "Company") located in Saratoga Springs, New York, is engaged principally in the development, design, production and sale of specialized electronic power supplies, a wide variety of transformers and other types of iron-core components, and electronic system components. In some cases, the Company manufactures such products in accordance with pre-developed mechanical and electrical requirements ("build to print"). In other cases, the Company is responsible for both the overall design and manufacture of the product. The Company does not generally manufacture standardized components and does not have a product line. The products manufactured by the Company find application principally in (i) shipboard and land based radar, (ii) locomotives,
(iii) aircraft, (iv) short and medium range communication systems, (v) navigation systems, and (vi) land-based military artillery.

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

New orders received in the first three months of fiscal 2010 were approximately $4.8 million, representing a 13.1% decrease from the amount of new orders received in the first three months of fiscal 2009. These new orders are in line with the Company's strategy of getting involved in long-term high quantity military and industrial products and are predominately for follow-on production of mature products. The Company's backlog was $37.0 million at September 30, 2009 which includes $19.1 million from two significant customers compared to $44.2 million at September 30, 2008 which included $28.0 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts.

The sales backlog gives the Company a solid base of future sales. Based upon the backlog and the anticipated schedule for the fulfillment of orders, management expects sales for fiscal 2010 to be higher than fiscal 2009 sales. In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $52.1 million in the aggregate for both repeat and new programs.

Net sales to three significant customers represented 66.8% of the Company's total sales for the three month period ended September 30, 2009 and net sales to two significant customers represented 71.8% of the Company's total sales for the first three month period ended September 30, 2008. Historically, a small number of customers have accounted for a large percentage of the Company's total sales in any given fiscal year. For several years, management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. Management continues to evaluate its business development functions and potential revised courses of action.

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

Results of Operations

Net sales for the three months ended September 30, 2009 were $6,874,940 as compared to $6,053,519 for the same period in 2008, representing a 13.6% increase. The increase for the three months ended September 30, 2009 was due to an overall increase in transformer shipments offset by a decrease in power supply shipments.

For the three months ended September 30, 2009 and 2008 gross profits were $2,058,202 and $1,151,275, respectively. Gross profit as a percentage of sales was 29.9% and 19.0%, for the three months ended September 30, 2009 and 2008, respectively. The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income. The increased gross profit and gross profit percentage in the three months ended September 30, 2009, as compared to September 30, 2008, was primarily the result of favorable product mix with only minor cost overruns related to loss contracts. For the three months ended September 30, 2008 the Company had unexpected losses incurred on two programs with significant engineering and production time required for design efforts. These two programs experienced significant cost overruns due to extended product qualification testing and difficulties moving the products from engineering design into full production. Currently, one program has completed qualification testing and has moved into full production. The other program is still in qualification and has made significant progress towards completion. Management continues to evaluate the Company's workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully obtained and executed. Employment of full time equivalents at September 30, 2009 was 166 compared to 169 people at September 30, 2008.

Selling, general and administrative expenses were $752,386 for the three months ended September 30, 2009; an increase of $74,159, compared to the three months ended September 30, 2008. The increase for the three months ended September 30, 2009 relates primarily to an increase in salary expense, consulting, and director fees.

Other income for three months ended September 30, 2009 decreased as compared to the three months ended September 30, 2008 due to decreased interest rates and related interest income on the Company's cash and cash equivalents and short-term investments. The Company does not believe there is a significant risk associated with its investment policy, since at September 30, 2009 all of the investments were primarily represented by short-term liquid investments including certificates of deposit and money market funds.

The effective income tax rate at September 30, 2009 and 2008 was 26.8% and 32.2%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its Qualified Production Activities and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2009, was $992,763 or $.47 per share, both basic and diluted, compared to $398,296 or $.19 per share, both basic and diluted, for the three months ended September 30, 2008. The increase in net income per share was mainly due to higher gross profit on sales offset by higher selling general and administrative expenses and decreased interest income.

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

The Company's working capital as of September 30, 2009 was approximately $26.6 million. During the three months ended September 30, 2009 and 2008 the Company repurchased 0 and 2,744 shares, respectively, of its common stock on the open market for a total purchase price of $0 and $52,038, respectively. Under existing authorizations from the Company's Board of Directors, as of September 30, 2009, management is authorized to purchase an additional $1,688,454 million of Company stock.

                                                         Three Months Ended
                                                  September 30,    September 30,
                                                           2009             2008
                                                  -------------    -------------
Net cash provided by operating activities             2,111,718     $    66,023
Net cash used in investing activities                (1,142,844)     (2,249,246)
Net cash used in financing activities                  (148,078)       (428,271)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities decreased in the first three months of fiscal 2010 due to the due to more short-term investments maturing during the current period. The decrease in cash used in financing activities is due primarily to decreased purchase of treasury shares and a decrease in the proceeds from the exercise of stock options.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2009 and 2008, the Company expended $147,308 and $125,755, respectively, for plant improvements and new equipment. The Company has budgeted approximately $450,000 for new equipment and plant improvements in fiscal 2010. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2009.

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

                    PART II: Other Information and Signatures

Item 1.       Legal Proceedings

              None

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

              (a) Securities Sold - For the  three-month  period ended September
                                    30, 2009,  the Company sold 20,486 shares to
                                    the ESOP. The aggregate  gross proceeds from
                                    the   shares  of  common   stock  sold  were
                                    $169,009.50.  The  securities  were sold for
                                    cash  and  the  sales   were  made   without
                                    registration  under  the  Securities  Act in
                                    reliance    upon    the    exemption    from
                                    registration afforded under Section 4(2) of the Securities Act of 1933. Proceeds were used for general working capital purposes.

              (c) Securities Repurchased - None

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

                                             ESPEY MFG. & ELECTRONICS CORP.


                                             /s/ Howard Pinsley
                                             ---------------------------
                                             Howard Pinsley
                                             Chief Executive Officer

                                             /s/ David O'Neil
                                             ---------------------------
                                             David O'Neil, Treasurer and
                                             Principal Financial Officer

November 11, 2009
-----------------
      Date