Form 10-Q
period 2009-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2010-02-11
CIK 33533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended   December 31, 2009
OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______

Commission File Number I-4383

ESPEY MFG. & ELECTRONICS CORP.
 (Exact name of registrant as specified in its charter)

NEW YORK	14-1387171
(State of incorporation)	(I.R.S. Employer's Identification No.)

233 Ballston Avenue, Saratoga Springs, New York  12866
(Address of principal executive offices)

Registrant's telephone number, including area code     518-584-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:
☐ Large accelerated filer
☐ Accelerated filer
☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company. ☐ Yes     ☒ No

At February 10, 2010, there were 2,316,576 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.
Quarterly Report on Form 10-Q
I N D E X

PART I:  FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.
Balance Sheets
December 31, 2009 (Unaudited) and June 30, 2009

	2009	2009
	December 31,	June 30,

ASSETS:

Cash and cash equivalents	$2,194,735	$2,775,319
Short term investments	7,306,541	6,349,874
Trade accounts receivable, net	2,854,751	5,133,792
Income tax receivable	280,669	--
Other receivables	15	297
ESOP receivable due to dividends on unallocated shares	163,726	71,053

Inventories:
Raw materials	1,298,947	1,394,441
Work-in-process	1,184,996	1,107,880
Costs relating to contracts in process, net of advance
payments of $1,256 at December 31, 2009 and
$60,079 at June 30, 2009	10,226,425	10,526,884
Total inventories	12,710,368	13,029,205

Deferred income taxes	224,943	224,835
Prepaid expenses and other current assets	96,064	233,072
Total current assets	25,831,812	27,817,447

Property, plant and equipment, net	2,798,326	2,738,222
Loan receivable	29,722	38,673

Total assets	$28,659,860	$30,594,342

See accompanying notes to the financial statements.		(Continued)

ESPEY MFG. & ELECTRONICS CORP.
Balance Sheets
December 31, 2009 (Unaudited) and June 30, 2009

	2009	2009
	December 31,	June 30,

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$976,197	$999,521
Accrued expenses:
Salaries, wages and commissions	156,298	219,533
Vacation	494,951	520,072
Other	63,633	42,863
Payroll and other taxes withheld and accrued	53,877	42,075
Income taxes payable	--	266,891
Total current liabilities	1,744,956	2,090,955

Deferred income taxes	84,759	99,253
Total liabilities	1,829,715	2,190,208

Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; issued 3,029,874 shares
on December 31, 2009 and June 30, 2009. Outstanding
2,316,576 and 2,314,803 (includes 190,416 and 201,666
Unearned ESOP Shares on December 31, 2009 and
June 30, 2009, respectively)	1,009,958	1,009,958

Capital in excess of par value	14,013,454	13,755,808

Retained earnings	21,897,585	23,485,675
	36,920,997	38,251,441

Less: Unearned ESOP shares	(2,914,077)	(2,914,077)

Treasury shares, cost of 713,298 shares on December
31, 2009 and 715,071 shares on June 30, 2009	(7,176,775)	(6,933,230)
Total stockholders’ equity	26,830,145	28,404,134

Total liabilities and stockholders' equity	$28,659,860	$30,594,342

See accompanying notes to the financial statements.

ESPEY MFG. & ELECTRONICS CORP.
 Statements of Income (Unaudited)
Three and Six Months Ended December 31, 2009 and 2008

	Three Months			Six Months
	2009	2008		2009	2008

Net sales	$5,866,331		$6,194,177	$12,741,271	$12,247,696
Cost of sales	4,404,238		5,568,247	9,220,976	10,470,491
Gross profit	1,462,093		625,930	3,520,295	1,777,205

Selling, general and
administrative expenses	796,749		789,585	1,549,135	1,467,812

Operating income (loss)	665,344		(163,655)	1,971,160	309,393

Other income

Interest and dividend income	26,025		92,969	68,664	195,884
Other	9,983		4,672	18,085	15,913
	36,008		97,641	86,749	211,797

Income (loss) before income taxes	701,352		(66,014)	2,057,909	521,190

Provision (benefit) for income taxes	187,181		(23,602)	550,975	165,306

Net income (loss)	$514,171		$(42,412)	$1,506,934	$355,884

Net income (loss) per share:

Basic	$0.24	$	( .02)	$.71	$.17
Diluted	$0.24	$	( .02)	$.71	$.17

Weighted average number of
shares outstanding:

Basic	2,138,416		2,107,257	2,127,700	2,104,782
Diluted	2,149,831		2,114,363	2,134,339	2,115,201

Dividends per share:	$1.2250		$1.7250	$1.4500	$1.9500

See accompanying notes to the financial statements.

ESPEY MFG. & ELECTRONICS CORP.
 Statements of Cash Flows (Unaudited)
Six Months Ended December 31, 2009 and 2008

	December 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$1,506,934	$355,884

Adjustments to reconcile net income to net
cash provided by operating activities:
Excess tax benefits from share-based compensation	3,138	30,245
Stock-based compensation	50,856	58,166
Depreciation	229,059	247,973
ESOP compensation expense	199,742	228,903
Loss on disposal of assets	1,802	2,542
Deferred income tax	(14,602)	(15,590)
Changes in assets and liabilities:
Decrease in trade receivables, net	2,279,041	606,298
Increase in income taxes receivable	(280,669)	(240,223)
Decrease (increase) in other receivables	282	(2,015)
Increase in ESOP receivable due to dividends on unallocated shares	(92,673)	(209,847)
Decrease (increase) in inventories	318,837	(1,156,603)
Decrease in prepaid expenses and other current assets	137,008	140,169
(Decrease) increase in accounts payable	(23,324)	1,294,026
Decrease in accrued salaries, wages and commissions	(63,235)	(85,063)
Decrease in vacation accrual	(25,121)	(91,501)
Decrease in ESOP payable	(199,742)	(228,903)
Increase in other accrued expenses	20,770	20,494
Increase in payroll & other taxes withheld and accrued	11,802	4,866
Decrease in income taxes payable	(270,029)	(30,245)
Net cash provided by operating activities	3,789,876	929,576

Cash Flows From Investing Activities:
Additions to property, plant & equipment	(290,965)	(185,801)
Proceeds from loan receivable	8,951	13,066
Purchase of short term investments	(6,586,541)	(6,550,000)
Maturity of short term investments	5,629,874	4,320,000
Net cash used in investing activities	(1,238,681)	(2,402,735)

Cash Flows From Financing Activities:
Sale of treasury stock	326,752	--
Dividends on common stock	(3,095,024)	(4,100,628)
Purchase of treasury stock	(452,155)	(102,510)
Proceeds from exercise of stock options	85,510	93,900
Excess tax benefits from share-based compensation	3,138	30,245
Net cash used in financing activities	(3,131,779)	(4,078,993)

Decrease in cash and cash equivalents	(580,584)	(5,552,152)
Cash and cash equivalents, beginning of period	2,775,319	6,851,753
Cash and cash equivalents, end of period	2,194,735	1,299,601

Supplemental disclosures of cash flow information:
Income Taxes Paid	$1,110,000	$400,000

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

Note 3. Stock Based Compensation

The Company follows Statement of Financial Accounting Standards No. 123(R) (FASB ASC 718) in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that maybe settled by the issuance of those equity instruments.  FASB ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment.  FASB ASC 718 establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

Total stock-based compensation expense recognized in the Statement of Income for the three month period ended December 31, 2009 and 2008, was $25,552 and $29,083, respectively, before income taxes.  The related total deferred tax benefit was approximately $2,183 and $2,477 for the three month period ended December 31, 2009 and 2008, respectively.  Total stock-based compensation expense recognized in the Statement of Income for the six month period ended December 31, 2009 and 2008, was $50,856 and $58,166, respectively, before income taxes.  The related total deferred tax benefit was approximately $4,660 and $4,954 for the six month period ended December 31, 2009 and 2008, respectively.  FASB ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of December 31, 2009, there was approximately $71,132 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years.  The total deferred tax benefit related to these awards is approximately $6,343.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant.  Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life.  Option grants provide for accelerated vesting if there is a change in control.  Shares issued upon the exercise of options are from those held in Treasury.  The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan").  Options covering 400,000 shares are authorized for issuance under the 2007 Plan, and 63,000 have been granted and are outstanding as of December 31, 2009.  While no further grants of options may be made under the 2000 Plan, as of December 31, 2009, 70,700 options remain outstanding, vested and exercisable from the 2000 Plan.

FASB ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the six months ended December 31, 2009:

2009
Dividend yield	5.30%
Expected stock price volatility	31.41%
Risk-free interest rate	1.79%
Expected option life (in years)	4.3 yrs
Weighted average fair value per share of options granted during the period	$2.767

There were no options granted during the six months ended December 31, 2008.

The Company pays dividends quarterly and anticipates that it will be able to continue to pay dividends in the foreseeable future. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the three months ended December 31, 2009:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Subject	Exercise	Contractual
	To Option	Price	Term
Balance at July 1, 2009	140,400	$18.29	7.40
Granted	2,500	$17.09	9.59
Exercised	(4,800)	$17.81	--
Forfeited or expired	(4,400)	$18.90	--
Balance December 31, 2009	133,700	$18.26	7.48
Exercisable at December 31, 2009	70,700	$17.37	6.31

The intrinsic value of stock options exercised was $10,373 and $18,495, during the six months ended December 31, 2009 and 2008, respectively.  The intrinsic value of stock options outstanding and exercisable as of December 31, 2009 and 2008 was $123,394 and $90,637, respectively.

Note 4.   Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2009.  As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations.  As a result of such audits and as part of normal business operations of the

Company, various claims and charges can be asserted against the Company.  It is not possible to predict the outcome of such actions.  Currently the Company has no claims or assertions pending or threatened against it.

Note 5.  Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 165, Subsequent Events (FASB ASC 855-10).  FASB ASC 855-10 establishes principles and requirements for subsequent events.  FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009.  Adoption of FASB ASC 855-10 did not have a material effect on the company’s financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 168 (“SFAS 168”), The FASB Accounting Standards Codification ("Codification") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under the provisions of SFAS 168, the Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The provisions of SFAS 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of SFAS 168 had no effect on the company's financial statements.

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

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30.  The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP.  All dividends on unallocated shares received by the ESOP are used to pay debt service.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year.  The Company accounts for its ESOP in accordance with FASB ASC 718.  Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position.  As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations.   ESOP compensation expense was $108,843 and $110,485 for the three month periods ended December 31, 2009 and 2008, respectively.  ESOP compensation expense was $199,742 and $228,903 for the six month periods ended December 31, 2009 and 2008, respectively.    The ESOP shares as of December 31, 2009 and 2008 were as follows:

	2009	2008
Allocated Shares	431,061	437,593
Committed-to-be-released shares	11,250	11,667
Unreleased shares	190,416	213,333

Total shares held by the ESOP	632,727	662,593

Fair value of unreleased shares	$3,640,754	$3,991,460

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Espey Mfg. & Electronics Corp. (the "Company") located in Saratoga Springs, New York, is engaged principally in the development, design, production and sale of specialized electronic power supplies, a wide variety of transformers and other types of iron-core components, and electronic system components. In some cases, the Company manufactures such products in accordance with pre-developed mechanical and electrical requirements (“build to print”). In other cases, the Company is responsible for both the overall design and manufacture of the product. The Company does not generally manufacture standardized components and does not have a product line.  The products manufactured by the Company find application principally in (i) shipboard and land based radar, (ii) locomotives, (iii) aircraft, (iv) short and medium range communication systems, (v) navigation systems, and (vi) land-based military artillery.

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

New orders received in the first six months of fiscal 2010 were approximately $7.6 million, representing a 34% decrease over the amount of new orders received in the first six months of fiscal 2009.  These orders are in line with the Company’s strategy of getting involved in long-term high quantity military and industrial products and are predominately for follow-on production of mature products.  The Company's backlog was $33.9 million at December 31, 2009 which includes $23.0 million from three significant customers compared to $44.0 million at December 31, 2008 which included $24.6 million from two significant customers.  The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts.

Based upon the backlog and the anticipated schedule for the fulfillment of orders, management expects sales for fiscal 2010 to be higher than fiscal 2009 sales.  In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $52.7 million in the aggregate for both repeat and new programs.

Net sales to three significant customers represented 48.0% of the Company's total sales for the three-month period ended December 31, 2009 while sales to two significant customers represented 67.1% of the Company's total sales for the three-month period ended December 31, 2008, respectively.  Sales to  two customers for the six-month period ended December 31, 2009 and 2008 represented 46.0% and 69.4% of total sales, respectively.  Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.  Even though our business tends to be concentrated in several customers, the make up of those customers is constantly changing.  For several years, management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer.  Management continues to evaluate its business development functions and potential revised courses of action.

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

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital.  Expectations are that the working capital will be required to fund any increase in orders over the next several quarters, dividend payments, and general operations of the business.  Also, the Mergers and Acquisitions Committee of the Board of Directors continues to evaluate potential strategic options on a periodic basis.

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

Results of Operations

Net sales for the three months ended December 31, 2009 were $5,866,331 as compared to $6,194,177 for the same period in 2008, representing a 5.3% decrease. Net sales for the six months ended December 31, 2009 were $12,741,271 as compared to $12,247,696 for the same period in 2008, representing a 4% increase.   Generally, these fluctuations can be attributed to the contract specific nature of the Company's business. The decrease for the three months ended December 31, 2009 was due to an overall decrease in power supply shipments offset by an increase in transformer shipments. The increase for the six months ended December 31, 2009 was due to an overall increase in transformer shipments offset by a decrease in power supply shipments.

For the three months ended December 31, 2009 and 2008 gross profits were $1,462,093 and $625,930, respectively.  Gross profit as a percentage of sales was 24.9% and 10.1%, for the three months ended December 31, 2009 and 2008, respectively.  For the six months ended December 31, 2009 and 2008 gross profits were $3,520,295 and $1,777,205, respectively.  Gross profit as a percentage of sales was 27.6% and 14.5%, for the six months ended December 31, 2009 and 2008, respectively.  The primary factor in determining gross profit and net income is product mix.  The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production.  In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income.  The increased gross profit and gross profit percentage in the three and six months ended December 31, 2009, was primarily the result of favorable product mix with only minor cost overruns related to loss contracts.  For the six months ended December 31, 2008 the Company had unexpected losses incurred on two programs with significant engineering and production time required for design efforts.  These two programs experienced significant cost overruns due to extended product qualification testing and difficulties moving the products from engineering design into full production.  Currently, one program has completed qualification testing and has moved into full production.  The other program is still in qualification testing and has made significant progress towards completion.

Selling, general and administrative expenses were $796,749 for the three months ended December 31, 2009; an increase of $7,164, compared to the three months ended December 31, 2008.  Selling, general and administrative expenses were $1,549,135 for the six months ended December 31, 2009; an increase of $81,323 compared to the six months ended December 31, 2008.  The increase for the three and six months ended December 31, 2009, relates primarily to an increase in salary expense, consulting fees, and director fees.

Management continues to evaluate the Company’s workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully obtained and executed.  Employment of full time equivalents at December 31, 2009 was 165 compared to 171 people at December 31, 2008.

Other income for the three and six months ended December 31, 2009 decreased as compared to the three and six months ended December 31, 2008 due to decreased interest rates and related interest income on the Company’s cash and cash equivalents and short-term investments. The Company does not believe that there is a significant risk associated with its investment policy, since at December 31, 2009 all of the investments were primarily represented by short-term liquid investments including certificates of deposit and money market funds.

The effective income tax rate at December 31, 2009 and 2008 was 26.8% and 31.7%, respectively.  The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its Qualified Production Activities and the benefit derived from the ESOP dividends paid on allocated shares.

Net income (loss) for the three months ended December 31, 2009, was $514,171 or $0.24 per share, both basic and diluted compared to $(42,412) or $(.02) per share, both basic and diluted, for the three months ended December 31, 2008.  Net income for the six months ended December 31, 2009, was $1,506,934 or $0.71 per share, both basic and diluted, compared to $355,884 or $.17 per share, both basic and diluted, for the six months ended December 31, 2008.  The increase in net income per share was mainly due to higher gross profit on sales offset by higher selling, general and administrative expenses and decreased interest income.

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

The Company's working capital as of December 31, 2009 and 2008 was approximately $24.1 million and $23.8 million, respectively.  During the three months ended December 31, 2009 and 2008 the Company repurchased 23,513 and 2,805 shares, respectively, of its common stock for a total purchase price of $452,155 and $50,471, respectively.  Of the total purchases, 23,513 shares and 800 shares, respectively, were purchased from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $452,155 and $14,400, respectively.  All remaining shares were purchased on the open market.  During the six months ended December 31, 2009 and 2008 the Company repurchased 23,513 and 5,549 shares, respectively, of its common stock for a total purchase price of $452,155 and $102,510, respectively.  Of the total purchases, 23,513 shares and 800 shares, respectively, were purchased from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $452,155 and $14,400, respectively.  All remaining shares were purchased on the open market.  Under existing authorizations from the Company's Board of Directors, as of December 31, 2009, management is authorized to purchase an additional $1,236,300 million of Company stock.

	Six Months Ended December 31,
	2009	2008
Net cash provided by operating activities	$3,789,876	$929,576
Net cash used in investing activities	(1,238,681)	(2,402,735)
Net cash used in financing activities	(3,131,779)	(4,078,993)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable.  Net cash used in investing activities decreased in the first half of fiscal 2010 due to more short-term investments maturing during the period.  The decrease in cash used in financing activities is due primarily to increased purchase of treasury shares offset by a decrease in the dividends on common stock.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2009 and 2008, the Company expended $290,965 and $185,801, respectively, for plant improvements and new equipment. The Company has budgeted approximately $450,000 for new equipment and plant improvements in fiscal 2010.  Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2009 and December 31, 2008.

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

PART II:    Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Securities Sold - None

(c)	Securities Repurchased

Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
December 1 to
December 31, 2009	23,513	$19.23	23,513	$1,236,300

(1) Pursuant to a prior Board of Directors authorization, as of December 31, 2009 the Company can repurchase up to $1,236,300 of its common stock pursuant to an ongoing plan.

Item 3	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on November 20, 2009.

(b)	Howard Pinsley, Alvin Sabo and Carl Helmetag were re-elected as Class A directors each to serve for a three-year term. Continuing as directors after the Annual Meeting were:

Class A (term expiring 2012):	Howard Pinsley
Alvin Sabo
Carl Helmetag

Class B (term expiring 2010):	Barry Pinsley
Seymour Saslow*

Class C (term expiring 2011):	Paul J. Corr
Michael W. Wool

*As referenced in the Company’s 8-K filed December 16, 2009, Seymour (Sy) Saslow, former VP of Engineering and member of the Board of Directors since 1992 passed away.

(c)	The following matters were voted upon at the annual meeting:

The election of three Class A directors. The votes were cast as follows:

Nominee:	Voted For:	Voted Against or Withheld:
Howard Pinsley	2,280,901	13,763
Alvin Sabo	2,217,161	77,503
Carl Helmetag	2,277,835	16,829

Ratification of EFP Rotenberg LLP, as independent auditors for the Corporation for the fiscal year ending June 30, 2010.  The votes were cast as follows:

Shares in favor	2,280,719
Shares against	1,477
Abstentions	12,467

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

ESPEY MFG. & ELECTRONICS CORP.

/s/ Howard Pinsley
Howard Pinsley,
Chief Executive Officer

/s/ David O'Neil
David O'Neil, Treasurer and
Principal Financial Officer

February 10, 2010
           Date