Form 10-Q
period 2010-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2010-05-12
CIK 33533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended       March 31, 2010
OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________

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

At May 12, 2010, there were 2,319,876 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.
Quarterly Report on Form 10-Q
I N D E X

PART I:  FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.
Balance Sheets
March 31, 2010 (Unaudited) and June 30, 2009

	2010	2009
	March 31,	June 30,

ASSETS:

Cash and cash equivalents	$1,362,948	$2,775,319
Short term investments	7,771,004	6,349,874
Trade accounts receivable, net	4,332,561	5,133,792
Income tax receivable	175,844	--
Other receivables	10	297
ESOP receivable due to dividends on unallocated shares	98,571	71,053

Inventories:
Raw materials	1,330,200	1,394,441
Work-in-process	1,744,608	1,107,880
Costs relating to contracts in process, net of advance
payments of $143,748 at March 31, 2010 and
$60,079 at June 30, 2009	9,470,199	10,526,884
Total inventories	12,545,007	13,029,205

Deferred income taxes	220,673	224,835
Prepaid expenses and other current assets	192,072	233,072
Total current assets	26,698,690	27,817,447

Property, plant and equipment, net	2,780,044	2,738,222
Loan receivable	20,679	38,673

Total assets	$29,499,413	$30,594,342

See accompanying notes to the financial statements.		(Continued)

ESPEY MFG. & ELECTRONICS CORP.
Balance Sheets
March 31, 2010 (Unaudited) and June 30, 2009

	2010	2009
	March 31,	June 30,

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$1,395,174	$999,521
Accrued expenses:
Salaries, wages and commissions	157,454	219,533
Vacation	545,400	520,072
Other	40,177	42,863
Payroll and other taxes withheld and accrued	45,240	42,075
Income taxes payable	--	266,891
Total current liabilities	2,183,445	2,090,955

Deferred income taxes	77,512	99,253
Total liabilities	2,260,957	2,190,208

Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; issued 3,029,874 shares
on March 31, 2010 and June 30, 2009. Outstanding
2,319,876 and 2,314,803 (includes 184,791 and 201,666
Unearned ESOP Shares on March 31, 2010 and
June 30, 2009, respectively)	1,009,958	1,009,958

Capital in excess of par value	14,061,851	13,755,808

Retained earnings	22,230,274	23,485,675
	37,302,083	38,251,441

Less: Unearned ESOP shares	(2,914,077)	(2,914,077)

Treasury shares, cost of 709,998 shares on March
31, 2010 and 715,071 shares on June 30, 2009	(7,149,550)	(6,933,230)
Total stockholders’ equity	27,238,456	28,404,134

Total liabilities and stockholders' equity	$29,499,413	$30,594,342

See accompanying notes to the financial statements.

ESPEY MFG. & ELECTRONICS CORP.
 Statements of Income (Unaudited)
Three and Nine Months Ended March 31, 2010 and 2009

	Three Months		Nine Months
	2010	2009	2010	2009

Net sales	$6,955,827	$6,709,880	$19,697,098	$18,957,576
Cost of sales	5,117,045	4,977,068	14,338,021	15,447,559
Gross profit	1,838,782	1,732,812	5,359,077	3,510,017

Selling, general and
administrative expenses	753,414	658,115	2,302,549	2,125,927

Operating income	1,085,368	1,074,697	3,056,528	1,384,090

Other income (expense)

Interest and dividend income	15,890	72,982	84,554	268,866
Other	9,314	(2,278)	27,399	13,635
	25,204	70,704	111,953	282,501

Income before income taxes	1,110,572	1,145,401	3,168,481	1,666,591

Provision for income taxes	301,849	364,129	852,824	529,436

Net income	$808,723	$781,272	$2,315,657	$1,137,155

Net income per share:

Basic	$.38	$.37	$1.09	$.54
Diluted	$.38	$.37	$1.08	$.54

Weighted average number of
shares outstanding:

Basic	2,127,135	2,113,772	2,127,514	2,107,735
Diluted	2,138,898	2,115,696	2,135,836	2,114,732

Dividends per share:	$.2250	$.2250	$1.6750	$2.1750

See accompanying notes to the financial statements.

ESPEY MFG. & ELECTRONICS CORP.
 Statements of Cash Flows (Unaudited)
Nine Months Ended March 31, 2010 and 2009

	March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$2,315,657	$1,137,155

Adjustments to reconcile net income to net
cash provided by operating activities:
Excess tax benefits from share-based compensation	3,138	30,245
Stock-based compensation	76,408	85,111
Depreciation	342,405	369,379
ESOP compensation expense	310,273	326,263
Loss (gain) on disposal of assets	1,802	(996)
Deferred income tax	(17,579)	(25,046)
Changes in assets and liabilities:
Decrease (increase) in trade receivables, net	801,231	(1,134,521)
(Increase) decrease in income taxes receivable	(175,844)	133,363
Decrease in other receivables	287	4,249
Increase in ESOP receivable due to dividends on unallocated shares	(27,518)	(163,112)
Decrease (increase) in inventories	484,198	(2,530,106)
Decrease in prepaid expenses and other current assets	41,000	97,179
Increase in accounts payable	395,653	1,459,344
(Decrease) increase in accrued salaries, wages and commissions	(62,079)	51,243
Increase (decrease) in vacation accrual	25,328	(40,212)
Decrease in ESOP payable	(310,273)	(326,263)
(Decrease) increase in other accrued expenses	(2,686)	2,036
Decrease in payroll & other taxes withheld and accrued	3,165	490
Decrease in income taxes payable	(270,029)	(30,245)
Net cash provided by (used in) operating activities	3,934,537	(554,444)

Cash Flows From Investing Activities:
Additions to property, plant & equipment	(386,029)	(211,952)
Proceeds from loan receivable	17,994	19,672
Purchase of short term investments	(7,594,731)	(7,318,000)
Maturity of short term investments	6,173,601	6,788,000
Net cash used in investing activities	(1,789,165)	(722,280)

Cash Flows From Financing Activities:
Sale of treasury stock	326,752	--
Dividends on common stock	(3,571,058)	(4,574,062)
Purchase of treasury stock	(452,155)	(311,545)
Proceeds from exercise of stock options	135,580	132,532
Excess tax benefits from share-based compensation	3,138	30,245
Net cash used in financing activities	(3,557,743)	(4,722,830)

Decrease in cash and cash equivalents	(1,412,371)	(5,999,554)
Cash and cash equivalents, beginning of period	2,775,319	6,851,753
Cash and cash equivalents, end of period	1,362,948	852,199

Supplemental disclosures of cash flow information:
Income taxes paid	$1,310,000	$400,000

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

Note 3. Stock Based Compensation

The Company follows Statement of Financial Accounting Standards No. 123(R) (FASB ASC 718) in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment.  FASB ASC 718 establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

Total stock-based compensation expense recognized in the Statement of Income for the three month period ended March 31, 2010 and 2009, was $25,552 and $26,945, respectively, before income taxes.  The related total deferred tax benefit was approximately $2,043 and $2,399 for the three month period ended March 31, 2010 and 2009, respectively.  Total stock-based compensation expense recognized in the Statement of Income for the nine month period ended March 31, 2010 and 2009, was $76,408 and $85,111, respectively, before income taxes.  The related total deferred tax benefit was approximately $6,703 and $7,353 for the nine month period ended March 31, 2010 and 2009, respectively.  FASB ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of March 31, 2010, there was approximately $45,580 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.5 years.  The total deferred tax benefit related to these awards is approximately $4,013.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant.  Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life.  Option grants provide for accelerated vesting if there is a change in control.  Shares issued upon the exercise of options are from those held in Treasury.  The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan").  Options covering 400,000 shares are authorized for issuance under the 2007 Plan, and 60,800 have been granted and are outstanding as of March 31, 2010.  While no further grants of options may be made under the 2000 Plan, as of March 31, 2010, 67,400 options remain outstanding, vested and exercisable from the 2000 Plan.

FASB ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The weighted average assumptions that the Company used to calculate the fair value of each option award for the nine month periods ended March 31, 2010 and 2009 were as follows:

	2010	2009
Dividend yield	5.3%	5.3%
Expected stock price volatility	31.41%	31.41%
Risk-free interest rate	1.79%	1.79%
Expected option life (in years)	4.3 yrs	4.3 yrs
Weighted average fair value per share of options granted during the period	$2.767	$2.767

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

The following table summarizes stock option activity during the nine months ended March 31, 2010:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Subject	Exercise	Contractual
	To Option	Price	Term
Balance at July 1, 2009	140,400	$18.29	7.90
Granted	2,500	$17.09	9.34
Exercised	(8,100)	$16.74	--
Forfeited or expired	(6,600)	$18.97	--
Balance March 31, 2010	128,200	$18.33	7.27
Exercisable at March 31, 2010	67,400	$17.48	6.12

The intrinsic value of stock options exercised was $23,046 and $21,073, during the nine months ended March 31, 2010 and 2009, respectively.  The intrinsic value of stock options outstanding and exercisable as of March 31, 2010 and 2009 was $176,420 and $25,120, respectively.

Note 4.  Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2010.  As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations.  As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company.  It is not possible to predict the outcome of such actions.  Currently the Company has no claims or assertions pending or threatened against it.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 168 (“SFAS 168”), The FASB Accounting Standards Codification ("Codification") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under the provisions of SFAS 168, the Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The provisions of SFAS 168 are effective for financial statements issued for interim and annual periods ended after September 15, 2009.  Adoption of SFAS 168 had no effect on the company's financial statements.

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

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30.  The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP.  All dividends on unallocated shares received by the ESOP are used to pay debt service.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year.  The Company accounts for its ESOP in accordance with FASB ASC 718.  Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position.  As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations.   ESOP compensation expense was $110,530 and $97,360 for the three month periods ended March 31, 2010 and 2009, respectively.  ESOP compensation expense was $310,273 and $326,263 for the nine month periods ended March 31, 2010 and 2009, respectively.    The ESOP shares as of March 31, 2010 and 2009 were as follows:

	2010	2009
Allocated Shares	431,061	426,894
Committed-to-be-released shares	16,875	17,500
Unreleased shares	184,791	207,500

Total shares held by the ESOP	632,727	651,894

Fair value of unreleased shares	$3,714,299	$3,133,250

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Espey Mfg. & Electronics Corp. (the "Company") located in Saratoga Springs, New York, is engaged principally in the development, design, production and sale of specialized electronic power supplies, a wide variety of transformers and other types of iron-core components, and electronic system components. In some cases, the Company manufactures such products in accordance with pre-developed mechanical and electrical requirements (“build to print”). In other cases, the Company is responsible for both the overall design and manufacture of the product. The Company does not generally manufacture standardized components and does not have a product line.  The products manufactured by the Company find application principally in (i) shipboard and land based radar, (ii) locomotives, (iii) aircraft, (iv) short and medium range communication systems, (v) navigation systems, and (vi) land-based military vehicle artillery.

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

New orders received in the first nine months of fiscal 2010 were approximately $13.7 million, representing a 3.8% decrease from the amount of new orders received in the first nine months of fiscal 2009.  These orders are in line with the Company’s strategy of getting involved in long-term high quantity military and industrial products and are predominately for follow-on production of mature products.  The Company's backlog was $33.1 million at March 31, 2010 which includes $21.3 million from three customers compared to $40.0 million at March 31, 2009 which included $20.9 million from two significant customers.  The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts.

Based upon the backlog and the anticipated schedule for the fulfillment of orders, management expects sales for fiscal 2010 to be higher than fiscal 2009 sales.  In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $52.8 million in the aggregate for both repeat and new programs.

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

Net sales to three significant customers represented 64% of the Company's total sales for the three-month period ended March 31, 2010 while sales to two significant customers represented 59% of the Company's total sales for the three-month period ended March 31, 2009, respectively.  Sales to three significant customers represented 50.9% of the Company's total sales for the nine month period ended March 31, 2010 while sales to two significant customers represented 65.7% of the Company's total sales for the nine month period ended March 31, 2009, respectively.  Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.  Even though our business tends to be concentrated in several customers, the makeup of those customers is constantly changing.  For several years, management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer.  Management continues to evaluate its business development functions and potential revised courses of action.

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

Results of Operations

Net sales for the three months ended March 31, 2010 were $6,955,827 as compared to $6,709,880 for the same period in 2009, representing an 3.7% increase. Net sales for the nine months ended March 31, 2010 were $19,697,098 as compared to $18,957,576 for the same period in 2009, representing a 3.9% increase.   Generally, the increases and decreases in net sales can be attributed to the contract specific nature of the Company's business. The increase for the three months ended March 31, 2010, was due to an overall increase in power supply shipments including engineering design services offset by a decrease in transmitter component shipments. The increase for the nine months ended March 31, 2010 was primarily due to an increase in transmitter component and transformer shipments and an increase in engineering design services offset by a decrease in power supply shipments.

For the three months ended March 31, 2010 and 2009 gross profits were $1,838,782 and $1,732,812, respectively.  Gross profit as a percentage of sales was 26.4% and 25.8%, for the three months ended March 31, 2010 and 2009, respectively.  For the nine months ended March 31, 2010 and 2009 gross profits were $5,359,077 and $3,510,017, respectively.  Gross profit as a percentage of sales was 27.2% and 18.5%, for the nine months ended March 31, 2010 and 2009, respectively.  The primary factor in determining gross profit and net income is product mix.  The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production.  In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income.  The increased gross profit and gross profit percentage in the three and nine months ended March 2010, was primarily the result of favorable product mix with only minor cost overruns related to loss contracts.  For the nine months ended March 31, 2009 the Company had unexpected losses incurred on programs with significant engineering and production time required for design efforts.  These programs experienced significant cost overruns due to extended product qualification testing and difficulties moving the products from engineering design into full production.

Selling, general and administrative expenses were $753,414 for the three months ended March 31, 2010; an increase of $95,299, compared to the three months ended March 31, 2009.  Selling, general and administrative expenses were $2,302,549 for the nine months ended March 31, 2010; an increase of $176,622 compared to the nine months ended March 31, 2009.  The increase for the three and nine months ended March 31, 2010, relates primarily to an increase in salary expense, consulting fees, and director fees.

Management continues to evaluate the Company’s workforce to ensure that production and overall execution of the backlog orders and additional anticipated orders are successfully obtained and executed.  Employment of full time equivalents at March 31, 2010 was 170 compared to 166 people at March 31, 2009.

Other income for the three and nine months ended March 31, 2010 decreased as compared to the three and nine months ended March 31, 2009 due to decreased interest rates and related interest income on the Company’s cash and cash equivalents and short-term investments. The Company does not believe that there is a significant risk associated with its investment policy, since at March 31, 2010 all of the investments were primarily represented by short-term liquid investments including certificates of deposit and money market funds.

The effective income tax rate at March 31, 2010 and 2009 was 26.9% and 31.8%, respectively.  The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its Qualified Production Activities and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended March 31, 2010, was $808,723 or $.38 per share, both basic and diluted, compared to $781,272 or $.37 per share, both basic and diluted, for the three months ended March 31, 2009.  Net income for the nine months ended March 31, 2010, was $2,315,657 or $1.09 and $1.08 per share, basic and diluted, respectively, compared to $1,137,155 or $.54 per share, both basic and diluted, for the nine months ended March 31, 2009.  The increase in net income per share was primarily due to higher gross profit on sales offset by higher selling, general and administrative expenses and decreased interest income.

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

The Company's working capital as of March 31, 2010 and 2009 was approximately $24.5 million and $24.1 million, respectively.  During the three months ended March 31, 2010 and 2009 the Company repurchased 0 and 14,350 shares, respectively, of its common stock for a total purchase price of $0 and $209,035, respectively.  Of the total purchases, 0 shares and 10,699 shares, respectively, were purchased from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $0 and $157,222, respectively.  All remaining shares were purchased on the open market.  During the nine months ended March 31, 2010 and 2009 the Company repurchased 23,513 and 19,899 shares, respectively, of its common stock for a total purchase price of $452,155 and $311,545, respectively.  Of the total purchases, 23,513 shares and 11,499 shares, respectively, were purchased from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $452,155 and $171,662, respectively.  All remaining shares were purchased on the open market.  Under existing authorizations from the Company's Board of Directors, as of March 31, 2010, management is authorized to purchase an additional $1,236,300 million of Company stock.

	Nine Months Ended March 31,
	2010	2009
Net cash provided by (used in) operating activities	$3,934,537	$(554,444)
Net cash used in investing activities	(1,789,165)	(722,280)
Net cash used in financing activities	(3,557,743)	(4,722,830)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable.  Net cash used in investing activities increased in the first nine months of fiscal 2010 due to increased purchases, net of maturities, of short term investments and property plant and equipment during the period. The decrease in cash used in financing activities is due primarily to a decrease in the dividends on common stock.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2010 and 2009, the Company expended $386,029 and $211,952, respectively, for plant improvements and new equipment. The Company has budgeted approximately $450,000 for new equipment and plant improvements in fiscal 2010.  Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2010 and March 31, 2009.

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

/s/ Mark St. Pierre
Mark St. Pierre, President and
Chief Executive Officer

/s/ David O'Neil
David O'Neil, Treasurer and
Principal Financial Officer

May 12, 2010
        Date