Form 10-K
period 2010-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2010-09-09
CIK 33533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 1-4383

ESPEY MFG. & ELECTRONICS CORP.
(Exact name of registrant as specified in its charter)

NEW YORK	14-1387171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

233 Ballston Avenue, Saratoga Springs, NY 12866
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
☐ Yes           ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes           ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes           ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
Indicate by check mark whether the registrant is a shell company.
☐ Yes           ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $28,432,243 million based upon the closing sale price of $19.12 on the NYSE - Amex on December 31, 2009.

At September 8, 2010, there were 2,320,502 shares outstanding of the registrant's Common stock, $.33-1/3 par value.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.  These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict.  Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:
•	Changing priorities in the U.S. government’s defense budget (including changes in priorities in response to terrorist threats or to improve homeland security);
•	Termination of government contracts due to unilateral government action;
•
Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;

•	Potential of changing prices for energy and raw materials.

All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document.  All subsequent written and oral forward-looking statements attributable to the Company or any person acting on the Company’s behalf are qualified by the cautionary statements in this section.  The Company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

PART I
Item 1.	Business

General

Espey Mfg. & Electronics Corp. (“Espey”) is a power electronics design and original equipment manufacturing (OEM) company with a long history of developing and delivering highly reliable products for use in military and severe environment applications. All design, manufacturing, and testing is performed in our 150,000+ square foot facility located at 233 Ballston Ave, Saratoga Springs, New York. Espey is classified as a “smaller reporting company” for purposes of the reporting requirements under the Securities Exchange Act of 1934, as amended.  Espey’s common stock is publicly-traded on the NYSE-Amex under the symbol “ESP.”

Espey began operations after incorporation in New York in 1928.  We strive to remain competitive as a leader in high power energy conversion and transformer solutions through the design and manufacture of new and improved products by using advanced and “cutting edge” electronics technologies.

Espey is ISO 9001:2008 certified and our primary products are power supplies, power converters, filters, power transformers, magnetic components, power distribution equipment, ups systems, antennas and high power radar systems. The applications of these products include AC and DC locomotives, shipboard power, shipboard radar, airborne power, ground-based radar, and ground mobile power.

Espey services include design and development to specification, build to print, design services, design studies, environmental testing services, metal fabrication, plating and painting services, and development of automatic testing equipment. Espey manufacturing is vertically integrated, meaning that the Company produces individual components (including inductors), populates printed circuit boards, fabricates metalwork, paints, plates, wires, qualifies, and fully tests items, mechanically, electrically and environmentally, in house.

Espey is on the eligible list of contractors with the United States Department of Defense and generally is automatically solicited by Defense Department procurement agencies for their needs falling within the major classes of products produced by the company. Espey contracts with the Federal Government under cage code 20950 as Espey Mfg. & Electronics Corp. and cage code 98675 as Espey Mfg. & Electronics Corp., Saratoga Industries Division.

In the fiscal years ended June 30, 2010 and 2009, the Company's total sales were $28,900,013 and $27,241,635, respectively. Sales to three customers accounted for 22%, 13% and 13% of total sales in 2010.  Sales to two customers accounted for 33% and 30% of total sales in 2009.

Export sales in 2010 and 2009 were approximately $5,324,000 and $4,691,000, respectively.

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

Sales Backlog

At September 8, 2010, the Company's backlog was approximately $31 million. The total backlog at June 30, 2010 was approximately $31 million compared to approximately $39.1 million at June 30, 2009. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts.  The Company's backlog and risks associated with government contracts is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 6 below.

It is presently anticipated that a minimum of $25 million of orders comprising the June 30, 2010 backlog will be filled during the fiscal year ending June 30, 2011. The minimum of $25 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2011. The estimate of the June 30, 2010 backlog to be shipped in fiscal 2011 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

Marketing and Competition

The Company markets its products primarily through its own direct sales organization. Business is solicited from large industrial manufacturers and defense companies, the government of the United States, foreign governments and major foreign electronic equipment companies.  In some cases external sales representatives help solicit and coordinate foreign contracts. The Company is also on the eligible list of contractors of agencies of the United States Department of Defense and generally is automatically solicited by such agencies for procurement needs falling within the major classes of products produced by the Company.  In addition, the Company directly pursues opportunities from the United States Department of Defense as a prime contractor.

There is competition in all classes of products manufactured by the Company, ranging from divisions of the largest electronic companies to many small companies. The Company's sales do not represent a significant share of the industry's market for any class of its products. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price, product performance, the experience of the particular company and history of its dealings in such products. The Company, as well as other companies engaged in supplying equipment for military use, is subject to various risks, including, without limitation, dependence on the United States and foreign government appropriations and program allocations, the competition for available military business, and government termination of orders for convenience.

The Company's business is not considered to be seasonal.  Also, management believes that due to the nature of the Company's business, the Company will not be adversely affected by recessionary factors in the U.S. economy generally.

Research and Development

The Company's expenditures for research and development were approximately $50,166 and $40,678 in fiscal 2010 and 2009, respectively.  Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvements of existing products.  A majority of these expenditures relate to research that is required by Espey engineers to support a request for a quotation from a customer having a product-specific custom need usually associated with stringent size and weight requirements.

Employees

The Company had 166 employees as of September 8, 2010.  Some of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. A new collective bargaining agreement was approved in June 2008.  The four-year agreement expires on June 30, 2012.  The contract includes pay increases of 4%, 3.75%, 3.75% and 4% for each year, respectively, of the four-year contract.  Relations with the Union are considered good. Union membership at September 8, 2010 was 69 people.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2010, and the Company believes will not in fiscal year 2011, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

The Company’s U.S. government contract and subcontract orders are funded by government budgets, which operate on an October-to-September fiscal year.  In February of each year, the President of the United States presents to Congress a proposed budget for the upcoming fiscal year.  This budget includes recommended appropriations for every federal agency and is the result of months of policy and program reviews throughout the executive branch.  From February through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year in appropriations and authorization legislation.  Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.

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

Also, our international sales are denominated in United States currency.  Consequently, changes in exchange rates that strengthen the United States dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products.

U.S. Government Defense Contracts and Subcontracts

Generally, U.S. government contracts are subject to procurement laws and regulations.  Some of the Company’s contracts are governed by the Federal Acquisition Regulation (FAR), which lays out uniform policies and procedures for acquiring goods and services by the U.S. government, and agency-specific acquisition regulations that implement or supplement the FAR.  For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation (DFAR).

The FAR also contains guidelines and regulations for managing a contract after award, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default.  If a contract is terminated for the convenience of the government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done.  If a contract is terminated for default, the government generally pays for only the work it has accepted.  These regulations also subject the company to financial audits and other reviews by the government of its costs, performance, accounting and general business practices relating to its contracts, which may result in adjustment of the company’s contract-related costs and fees.

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

Item 3.	Legal Proceedings

None

PART II

Item 4.	Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE - Amex (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2010	High	Low
First Quarter	18.70	14.60
Second Quarter	21.08	17.40
Third Quarter	21.14	17.80
Fourth Quarter	20.35	18.10

2009	High	Low
First Quarter	22.00	18.10
Second Quarter	21.10	16.91
Third Quarter	19.85	13.05
Fourth Quarter	17.00	14.30

Holders

The approximate number of holders of record of the common stock was 104 on September 8, 2010 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on common stock of  $1.90 and $2.40 per share for the fiscal years ended June 30, 2010 and 2009, respectively, which included a special dividend of $1.00 and $1.50 per share during the fiscal years ended June 30, 2010 and 2009, respectively.  The Board of Directors has authorized the payment of a fiscal 2011 first quarter dividend of $.225 payable September 24, 2010 to shareholders of record on September 3, 2010.

During fiscal 2010, the Company sold common stock to certain employees and directors as they exercised existing stock options granted under a shareholder approved plan.  During the year, 8,100 shares were sold at prices that ranged from $6.63 a share to $18.29 a share.  The securities were sold for cash.   Proceeds are used for general working capital purposes.

The Company did not make any open market purchases of equity securities in the fiscal 2010 fourth quarter.

The following table sets forth information as of June 30, 2010 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	127,600	$18.73	339,200
Equity compensation
plans not approved
by security holders	--		--
Total	127,600		339,200

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal 2011 to remain in line with fiscal year 2010.  Expectations are for product mix and margins to remain favorable for fiscal year 2011.  During fiscal 2010 new orders received by the Company were approximately $21 million.  The order backlog of approximately $31 million at June 30, 2010 gives the Company a solid base of future sales.  It is presently anticipated that a minimum of $25 million of orders comprising the June 30, 2010 backlog will be filled during the fiscal year ending June 30, 2011. The minimum of $25 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2011.

The backlog represents the estimated remaining sales value of work to be performed under firm contracts.  The funded portion of the backlog at June 30, 2010 is approximately $28 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $3 million at June 30, 2010, and represents a firm order for which funding has not yet been appropriated.  Effective August 5, 2010, the unfunded backlog became 100% funded.  While there is no guarantee that future budgets and appropriations will provide funding for a given program, management includes in unfunded backlog only those programs that it believes are likely to receive funding.  The unfunded backlog at June 30, 2009 was zero.

In addition to the backlog, the Company currently has outstanding quotations representing in excess of $41 million in the aggregate for both repeat and new programs.  Many potential orders are currently being discussed and negotiated with existing and potential new customers.  The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies.  However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and military procurement generally.

Three significant customers in fiscal 2010 represented 48% of the Company's total sales and two significant customers in fiscal 2009 represented 63% of the Company's total sales.  These sales are in connection with multiyear programs which the Company is a significant subcontractor.  Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.  Even though our business tends to be concentrated in several customers, the makeup of those customers often changes from year to year.  For several years, management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer.  Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base.  The defense industry itself tends to be concentrated with a few large tier one defense contractors which limits the amount of diversity the Company can achieve with its customer base.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital.  Capital expenditures are expected to be approximately $500,000 for fiscal 2011.  Expectations are that the working capital will be required to fund orders, dividend payments, and general operations of the business.  From time to time, management along with the Mergers and Acquisitions Committee of the Board of Directors examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines.  The criteria for consideration are synergies with the Company’s existing product base and accretion to earnings.

Results of Operations

Net Sales for fiscal years ended June 30, 2010 and 2009, were $28,900,013 and $27,241,635, respectively, a 6% increase.  This increase can be attributed to the contract specific nature of the Company’s business and the timing of deliveries on these contracts.  More specifically, shipments of transformers increased by approximately $3.1 million in fiscal 2010.

For the fiscal years ended June 30, 2010 and 2009 gross profits were $7,763,296 and $6,086,726, respectively.  Gross profit as a percentage of sales was 26.9% and 22.3%, for fiscal 2010 and 2009, respectively.  The primary factor in determining gross profit and net income is product mix.  The gross profits on mature products and build to print contracts are normally higher as compared to products that are still in the engineering development stage or in the early stages of production.  In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs including loss contracts, has a significant impact on gross profit and net income.  The increased gross profit and gross profit percentage in fiscal 2010 as compared to fiscal 2009, was primarily the result of favorable product mix with only minor cost overruns related to loss contracts.  For fiscal 2009 the Company had unexpected losses incurred on programs with significant engineering and production time required for design efforts.  These programs experienced significant cost overruns due to extended product qualification testing and difficulties moving the products from engineering design into full production.

In addition to favorable product mix, management is implementing several “lean management” principles which have created efficiencies in the manufacturing process.  These efficiencies have allowed for greater production capacity and increased gross profit.  Employment of full time equivalents at June 30, 2010 and 2009 was 169 people.

Selling, general and administrative expenses were $3,006,517 for the fiscal year ended June 30, 2009, an increase of $179,841, or 6.4% as compared to the prior year.  The increase for fiscal 2010 relates primarily to an increase in salary expense and director fees offset by a decrease in consulting fees and health insurance.

Other income for the fiscal years ended June 30, 2010 and 2009 was $142,866 and $345,010, respectively.  The decrease is attributable to lower interest rates and resulting lower interest income on the Company’s cash and cash equivalents and short-term investments. The Company does not believe that there is a significant risk associated with its investment policy, since at June 30, 2010 all of the investments were primarily represented by short-term liquid investments including certificates of deposit and money market funds.

The effective income tax rate was 27.2% in fiscal 2010 and 24.2% in fiscal 2009.  The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for fiscal 2010, was $3,564,962 or $1.67 per share, both basic and diluted, compared to net income of $2,733,240 or $1.30 and $1.29 per share, basic and diluted, respectively, for fiscal 2009. The increase in net income per share was primarily due to higher sales, higher gross profit on sales, offset by higher selling, general and administrative expenses and decreased interest income.

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

The Company's working capital as of June 30, 2010 and 2009 was $25,844,991 and $25,726,492, respectively.  During the three months ended June 30, 2010 and 2009 the Company did not repurchase any shares of its common stock.  During the fiscal year ended June 30, 2010 and 2009 the Company repurchased 23,513 and 19,899 shares, respectively, of its common stock for a total purchase price of $452,155 and $311,545, respectively.  All shares were purchased from the Company's ESOP.  Under existing authorizations from the Company's Board of Directors, as of June 30, 2010, management is authorized to purchase an additional $1,236,300 million of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

	2010	2009
Net cash provided by operating activities	$6,904,771	$384,936
Net cash (used in) provided by investing activities	(1,170,683)	731,666
Net cash used in financing activities	(4,034,341)	(5,193,036)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payments of accounts payable.  Net cash used in investing activities increased in fiscal 2010 due to increased purchases, net of maturities, of short term investments and property plant and equipment during the period.  The decrease in cash used in financing activities is due primarily to a decrease in the dividends on common stock.

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

During fiscal year 2010 and fiscal 2009, the Company expended $436,502 and $280,790, respectively, for plant improvements and new equipment. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal 2011. Management anticipates that the funds required will be available from current operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Espey Mfg. & Electronics Corp.
Saratoga Springs, New York

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying balance sheet of Espey Mfg. & Electronics Corp. as of June 30, 2010 and 2009, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2010. Espey Mfg. & Electronics Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/EFP Rotenberg llp
Rochester, New York
September 9, 2010

Espey Mfg. & Electronics Corp.
Balance Sheet
June 30, 2010 and 2009

	2010	2009
ASSETS
Cash and cash equivalents	$4,475,066	$2,775,319
Short term investments	7,111,182	6,349,874
Trade accounts receivable, net	5,495,251	5,133,792
ESOP receivable due to dividends on unallocated shares	--	71,053
Other receivables	--	297

Inventories:
Raw materials	1,233,597	1,394,441
Work-in-process	1,490,749	1,107,880
Costs related to contracts in process, net of progress
payments of $142,492 in 2010 and $60,079 in 2009	8,217,040	10,526,884
Total inventories	10,941,386	13,029,205

Deferred income taxes	229,086	224,835
Prepaid expenses and other current assets	185,832	233,072
Total current assets	28,437,803	27,817,447
Property, plant and equipment, net	2,717,330	2,738,222
Loan receivable	11,546	38,673
Total assets	$31,166,679	$30,594,342

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$1,607,147	$999,521
Accrued expenses:
Salaries, wages and commissions	203,435	219,533
Vacation	544,021	520,072
Other	177,086	42,863
Payroll and other taxes withheld and accrued	46,330	42,075
Income taxes payable	14,793	266,891
Total current liabilities	2,592,812	2,090,955
Deferred income taxes	127,148	99,253
Total liabilities	2,719,960	2,190,208

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares in 2010 and 2009. Outstanding 2,319,876 and 2,314,803 in 2010 and
2009, respectively (includes 179,166 and 201,666 Unearned
ESOP Shares)	1,009,958	1,009,958
Capital in excess of par value	14,172,284	13,755,808
Retained earnings	23,002,981	23,485,675
	38,185,223	38,251,441

Less: Unearned ESOP shares	(2,588,954)	(2,914,077)
Cost of 709,998 and 715,071 shares of common stock in
treasury in 2010 and 2009, respectively	(7,149,550)	(6,933,230)
Total stockholders' equity	28,446,719	28,404,134

Total liabilities and stockholders' equity	$31,166,679	$30,594,342

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Statements of Income
Years Ended June 30, 2010 and 2009

	2010	2009
Net sales	$28,900,013	$27,241,635
Cost of sales	21,136,717	21,154,909
Gross profit	7,763,296	6,086,726

Selling, general and administrative expenses	3,006,517	2,826,676
Operating income	4,756,779	3,260,050

Other income (expense)
Interest and dividend income	99,373	327,260
Other	43,493	17,750
Total other income, net	142,866	345,010

Income before income taxes	4,899,645	3,605,060

Provision for income taxes	1,334,683	871,820

Net income	$3,564,962	$2,733,240

Net income per share:
Basic	$1.67	$1.30
Diluted	$1.67	$1.29

Weighted average number of shares outstanding:
Basic	2,129,417	2,107,643
Diluted	2,137,799	2,113,798

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Statements of Changes in Stockholders' Equity
Years Ended June 30, 2010 and 2009

	Outstanding Common Shares	Excess of Amount	Capital in ESOP Par Value	Unearned Retained Shares	Earnings

Balance as of June 30, 2008	2,325,902	$1,009,958	$13,476,609	$(3,251,248)	$25,796,703

Net income, 2009					2,733,240

Stock options exercised	8,800		59,932

Stock option expense			109,921

Dividends paid on common stock
$2.40 per share					(5,044,268)

Tax effect of stock options exercised			30,245

Purchase of treasury stock	(19,899)

Reduction of unearned ESOP shares			79,101	337,171

Balance as of June 30, 2009	2,314,803	$1,009,958	$13,755,808	$(2,914,077)	$23,485,675

Net income, 2010					3,564,962

Stock options exercised	8,100		68,755

Stock option expense			94,423

Dividends paid on common stock
$1.90 per share					(4,047,656)

Tax effect of stock options exercised			3,138

Sale of treasury stock to ESOP	20,486		157,742

Purchase of treasury stock	(23,513)

Reduction of unearned ESOP shares			92,418	325,123

Balance as of June 30, 2010	2,319,876	$1,009,958	$14,172,284	$(2,588,954)	$23,002,981

The accompanying notes are an integral part of the financial statements.

(Continued)

Espey Mfg. & Electronics Corp.
Statements of Changes in Stockholders' Equity
Years Ended June 30, 2010 and 2009

	Treasury Stock		Total Stockholders’
	Shares	Amount	Equity

Balance as of June 30, 2008	703,972	$(6,694,285)	$30,337,737

Net income, 2009			2,733,240

Stock options exercised	(8,800)	72,600	132,532

Stock option expense			109,921

Dividends paid on common stock
$2.40 per share			(5,044,268)

Tax effect of stock options exercised			30,245

Purchase of treasury stock	19,899	(311,545)	(311,545)

Reduction of unearned ESOP shares			416,272

Balance as of June 30, 2009	715,071	$(6,933,230)	$28,404,134

Net income, 2010			3,564,962

Stock options exercised	(8,100)	66,825	135,580

Stock option expense			94,423

Dividends paid on common stock
$1.90 per share			(4,047,656)

Tax effect of stock options exercised			3,138

Sale of treasury stock to ESOP	(20,486)	169,010	326,752

Purchase of treasury stock	23,513	(452,155)	(452,155)

Reduction of unearned ESOP shares			417,541

Balance as of June 30, 2010	709,998	$(7,149,550)	$28,446,719

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Statements of Cash Flows
Years Ended June 30, 2010 and 2009

	2010	2009
Cash Flows From Operating Activities:
Net income	$3,564,962	$2,733,240

Adjustments to reconcile net income to net cash provided by operating activities:

Excess tax benefits from share-based compensation	3,138	30,245

Stock-based compensation	94,423	109,921

Depreciation	455,592	488,461

ESOP compensation expense	417,541	416,272

Loss on disposal of assets	1,802	10,695

Deferred income tax benefit	23,644	(88,305)

Changes in assets and liabilities:

Increase in trade receivables, net	(361,459)	(1,487,665)

Decrease in income tax receivable	--	276,087

Decrease in other receivables	297	4,051

Decrease (increase) in ESOP receivable due to
dividends on unallocated shares	71,053	(34,244)

Decrease (increase) in inventories, net	2,087,819	(2,840,971)

Decrease in prepaid expenses and other current assets	47,240	122,616

Increase in accounts payable	607,626	398,590

(Decrease) increase in accrued salaries, wages and commissions	(16,098)	35,156

Increase (decrease) in other accrued expenses	134,223	(3,390)

Increase (decrease) in vacation accrual	23,949	(22,369)

Increase (decrease) in payroll and other taxes withheld and accrued	4,255	(100)

(Decrease) increase in income taxes payable	(255,236)	236,646

Net cash provided by operating activities	$6,904,771	$384,936

The accompanying notes are an integral part of the financial statements.

(Continued)

Espey Mfg. & Electronics Corp.
Statements of Cash Flows
Years Ended June 30, 2010 and 2009

	2010	2009
Cash Flows From Investing Activities:

Additions to property, plant and equipment	(436,502)	(280,790)

Proceeds from return of loan receivable	27,127	26,330

Purchase of short term investments	(8,410,871)	(8,087,874)

Proceeds from maturity of short term investments	7,649,563	9,074,000

Net cash (used in) provided by investing activities	(1,170,683)	731,666

Cash Flows From Financing Activities:

Sale of treasury stock	326,752	--

Dividends on common stock	(4,047,656)	(5,044,268)

Purchase of treasury stock	(452,155)	(311,545)

Proceeds from exercise of stock options	135,580	132,532

Excess tax benefits from share-based compensation	3,138	30,245

Net cash used in financing activities	(4,034,341)	(5,193,036)

Increase (decrease) in cash and cash equivalents	1,699,747	(4,076,434)

Cash and cash equivalents, beginning of the year	2,775,319	6,851,753

Cash and cash equivalents, end of the year	$4,475,066	$2,775,319

Supplemental Schedule of Cash Flow Information:

Income taxes paid	$1,560,000	$470,000

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

Depreciation
Depreciation of plant and equipment is computed on a straight-line basis over the estimated useful lives of the assets.

Estimated useful lives of depreciable assets are as follows:

Buildings and improvements	10 – 35 years
Machinery and equipment	3 - 20 years
Furniture and fixtures	5 – 10 years

Income Taxes
The Company follows the provisions of ASC Topic 740-10, "Accounting for Income Taxes."

Under the provisions of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.  In addition, ASC 740-10 requires that the tax benefit of tax-deductible dividends on unallocated ESOP shares be recorded as a direct addition to retained earnings rather than as a reduction of income tax expense.

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

Accounts receivable and allowance for doubtful accounts
The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances. An account is generally considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2010. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

Per Share Amounts
ASC 260-10 “Earnings Per Share” requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined.  Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Comprehensive Income
Comprehensive Income for the years ended June 30, 2010 and 2009 is equal to net income.

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

Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 105-10-05, The FASB Accounting Standards Codification ("Codification") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under the provisions ASC Topic 105-10-05, the Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC Topic 105-10-05, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The provisions of ASC Topic 105-10-05 are effective for financial statements issued for interim and annual periods ended after September 15, 2009.  Adoption of ASC Topic 105-10-05 had no effect on the company's financial statements.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 2.  Summary of Significant Accounting Policies, Continued

In September 2009, the FASB issued ASC 605-25 for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective in fiscal years beginning on or after June 15, 2010, however early adoption is permitted.  Adoption will have no effect on the Company’s financial statements.

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

Generally, U.S. government contracts are subject to procurement laws and regulations.  Some of the Company’s contracts are governed by the Federal Acquisition Regulation (FAR), which lays out uniform policies and procedures for acquiring goods and services by the U.S. government, and agency-specific acquisition regulations that implement or supplement the FAR.  For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation (DFAR).

The FAR also contains guidelines and regulations for managing a contract after award, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default.  If a contract is terminated for the convenience of the government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done.  If a contract is terminated for default, the government generally pays for only the work it has accepted.  These regulations also subject the Company to financial audits and other reviews by the government of its costs, performance, accounting and general business practices relating to its contracts, which may result in adjustment of the Company’s contract-related costs and fees.

Note 3. Contracts in Process

Contracts in process at June 30, 2010 and 2009 are as follows:
	2010	2009
Gross contract value	$30,995,710	$39,116,487
Costs related to contracts in process, net of progress payments
of $142,492 in fiscal 2010 and $60,079 in fiscal 2009	$8,217,041	$10,526,884

Included in costs relating to contracts in process at June 30, 2010 and 2009 are costs of $1,806,212 and $974,342, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statement of income until the units under contract are shipped.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 4. Property, Plant and Equipment

A summary of the original cost of property, plant and equipment at June 30, 2010 and 2009 is as follows:

	2010	2009
Land	$45,000	$45,000
Building and improvements	4,668,556	4,638,879
Machinery and equipment	6,994,505	6,723,573
Furniture and fixtures	161,825	156,884
	11,869,886	11,564,336
Accumulated depreciation	(9,152,556)	(8,826,114)
Property, plant and equipment, net	$2,717,330	$2,738,222

Depreciation expense was $455,592 and $488,461, during the years ended June 30, 2010 and 2009, respectively.

Note 5. Pension Expense

Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $102,414 in fiscal 2010 and $95,711 in fiscal 2009.

The Company sponsors a 401(k) plan with employee and employer matching contributions.  The employer match is 10% of the employee contribution and was $34,462 and $31,647, for fiscal years 2010 and 2009, respectively.

Note 6. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2010 and 2009 is as follows:
	2010	2009
Current tax expense - federal	$1,278,169	$953,319
Current tax expense - state	32,871	6,806
Deferred tax expense (benefit)	23,643	(88,305)
	$1,334,683	$871,820

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

The combined U.S. federal and state effective income tax rates of 27.2% and 24.2%, for 2010 and 2009 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:
	2010	2009
U.S. federal statutory income tax rate	34.0%	34.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	0.4	0.1
ESOP cost versus Fair Market Value	0.6	0.7
Dividend on allocated ESOP shares	(6.8)	(8.9)
Qualified production activities	(1.7)	(1.7)
Stock-based compensation	0.6	.1
Other	0.1	(.1)
Effective tax rate	27.2%	24.2%

For the years ended June 30, 2010 and 2009 deferred income tax expense (benefit) of $23,643 and $(88,305), respectively, result from the changes in temporary differences for each year.  The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2010 and 2009 are presented as follows:

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 6. Provision for Income Taxes, Continued

	2010	2009
Deferred tax assets:
Accrued expenses	$159,759	$124,157
ESOP	108,316	95,319
Stock-based compensation	10,874	8,996
Inventory - effect on uniform capitalization	51,810	83,575
Other	6,644	8,108
Total deferred tax assets	337,403	320,155

Deferred tax liabilities:
Property, plant and equipment - principally due
to differences in depreciation methods	235,462	194,573
Total deferred tax liabilities	235,462	194,573
Net deferred tax asset	$101,941	$125,582

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

As the result of the implementation of the FASB interpretation ASC 740-10, Accounting for Uncertainty in Income Taxes – An Interpretation of ASC 740, the Company recognized no material adjustments to unrecognized tax benefits.  At the adoption date of July 1, 2007, and as of June 30, 2010, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions, if any, in general and administrative expense.  As of June 30, 2010, the Company has not recorded any provision for accrued interest and penalties related to uncertain tax positions.

By statute, tax years ending June 30, 2010, 2009,  2008, and 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 7. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customers and one foreign customer accounted for 22% and 13% and 13%, respectively, of total sales in fiscal 2010.  Sales to two domestic customers accounted for 33% and 30% of total sales in fiscal 2009.

Export sales in fiscal 2010 and fiscal 2009 were approximately $5,324,000 and $4,691,000, respectively.

Note 8. Stock Rights Plan

The Company has a Shareholder Rights Plan that expires on December 31, 2019. Under this plan, common stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock outstanding as of or issued subsequent to April 14, 1989. Each right entitles the holder thereof to buy one-half share of common stock of the Company at an exercise price of $25 per share subject to adjustment. The rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in the offeror individually or, together with all affiliates and associates thereof, being the beneficial owner of 15% or more of the Company's common stock.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 8. Stock Rights Plan, Continued

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

Note 9. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30.  The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP.  All dividends on unallocated shares received by the ESOP are used to pay debt service.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year.  The Company accounts for its ESOP in accordance with Statement of Position 93-6.  Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position.  As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations.  ESOP compensation expense was $417,541 for the year ended June 30, 2010 and $416,272 for the year ended June 30, 2009.  The ESOP shares as of June 30, 2010 and 2009 were as follows:

	2010	2009
Allocated Shares	453,561	450,228
Committed-to-be-released shares	--	--
Unreleased shares	179,166	201,666

Total shares held by the ESOP	632,727	651,894

Fair value of unreleased shares	$3,379,071	$3,095,573

Note 10. Stock-based Compensation

The Company follows ASC 718 in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that maybe settled by the issuance of those equity instruments. ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment.  ASC 718 establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

Total stock-based compensation expense recognized in the Statement of Income for the fiscal years ended June 30, 2010 and 2009, was $94,423 and $109,921, respectively, before income taxes.  The related total deferred tax benefit was approximately $8,144 and $9,683, for the same periods.  ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 10. Stock-based Compensation, Continued

As of June 30, 2010, there was approximately $27,564 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.25 years.  The total deferred tax benefit related to these awards is approximately $2,372.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant.  Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life.  Option grants provide for accelerated vesting if there is a change in control.  Shares issued upon the exercise of options are from those held in Treasury.  The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan").  Options covering 400,000 shares are authorized for issuance under the 2007 Plan, and 60,800  have been granted and are outstanding as of June 30, 2010.  While no further grants of options may be made under the 2000 Plan, as of June 30, 2010, 66,800 options remain outstanding, vested and exercisable from the 2000 Plan.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the years ended June 30, 2010 and 2009, respectively:

	2010	2009
Dividend yield	5.30%	5.30%
Expected stock price volatility	31.41%	31.41%
Risk-free interest rate	1.79%	1.79%
Expected option life (in years)	4.3 years	4.3 years
Weighted average fair value per share
of options granted during the period	$2.767	$2.767

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

The following table summarizes stock option activity during the year ended June 30, 2010:

	Employee Stock Options Plan
	Weighted Number of Shares Subject To Options	Weighted Average Exercise Price	Average Remaining Contractual Term
Balance at July 1, 2009	140,400	$18.29	7.90
Granted	2,500	15.95	9.09
Exercised	(8,100)	16.74	--
Forfeited or expired	(7,200)	18.91	--
Balance at June 30, 2010	127,600	18.31	7.02
Exercisable at June 30, 2010	96,500	$18.73	6.49

The intrinsic value of stock options exercised was $23,046 and $21,073, during the year ended June 30, 2010 and 2009, respectively.  The intrinsic value of stock options outstanding and exercisable as of June 30, 2010 and 2009 was $92,502 and $26,220, respectively.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 11. Financial Instruments/Concentration of Credit Risk

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2010 and 2009 because of the relatively short maturities of these instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in note 7, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 55% represented by three customers at June 30, 2010, and 79%, by four customers at June 30, 2009.

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

Note 12. Related Parties

The administration of the shares of common stock held by the ESOP Trust is subject to the Second Amended and Restated Plan, effective as of July 1, 2002, creating the Trust, and a Trust Agreement dated July 15, 2005.  The Trustees’ rights with respect to the disposition of shares are governed by the terms of the Plan and the Trust Agreement.  As to shares that have been allocated to the accounts of participants in the ESOP Trust, the Plan provides that the Trustees are required to vote such shares in accordance with instructions received from the participants.  As to unallocated shares and allocated shares for which voting instructions have not been received from participants, the Plan provides that the Trustees are required to vote such shares in accordance with the direction of a Committee, appointed by the Board of Directors of the Company under the terms of the Plan and Trust Agreement.  See note 10 for additional information regarding the ESOP.

Note 13. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2010 and 2009.

Note 14. Stockholders' Equity

Reservation of Shares
The Company has reserved common shares for future issuance as follows as of June 30, 2010:

Stock options outstanding	127,600
Stock options available for issuance	339,200
Number of common shares reserved	466,800

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended June 30:

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 14. Stockholders' Equity, Continued

	2010	2009
Numerator:
Net Income	$3,564,962	$2,733,240

Denominator:
Basic EPS:
Common shares outstanding, beginning of period	2,314,803	2,325,902
Unearned ESOP shares	(201,666)	(225,000)
Weighted average common shares issued during the period	20,124	5,934
Weighted average common shares purchased during the period	(12,304)	(7,967)
Weighted average ESOP shares earned during the period	8,460	8,774
Denominator for basic earnings per common shares –
Weighted average common shares	2,129,417	2,107,643

Diluted EPS:
Common shares outstanding, beginning of period	2,314,803	2,325,902
Unearned ESOP shares	(201,666)	(225,000)
Weighted average common shares issued during the period	20,124	5,934
Weighted average common shares purchased during the period	(12,304)	(7,967)
Weighted average ESOP shares earned during the period	8,460	8,774
Weighted average dilutive effect of issued or forfeited shares	8,382	6,155
Denominator for diluted earnings per common shares –
Weighted average common shares	2,137,799	2,113,798

Not included in this computation of earnings per share for the year ended June 30, 2010 and 2009 were options to purchase 29,700 and 136,000, respectively, of the Company's common stock.  These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.

Note 15. Quarterly Financial Information (Unaudited)
	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter
Net Sales	$6,874,940	$5,866,331	$6,955,827	$9,202,915
Gross profit	2,058,202	1,462,093	1,838,782	2,404,219
Net income	992,763	514,171	808,723	1,249,305

Net income per share -
Basic	.47	.24	.38	.58
Diluted	.47	.24	.38	.58

2009
Net Sales	$6,053,519	$6,194,177	$6,709,880	$8,284,059
Gross profit	1,151,275	625,930	1,732,812	2,576,709
Net income	398,296	(42,412)	781,272	1,596,084

Net income per share -
Basic	.19	(.02)	.37	.76
Diluted	.19	(.02)	.37	.75

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A(T).	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 8B.	Other information

None

PART III

The information called for by "Item 9. Directors, Executive Officers, and Corporate Governance", "Item 10. Executive Compensation", "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 12. Certain Relationships and Related Transactions, and Director Independence" and "Item 13. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on November 19, 2010) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 14.	Exhibits, Financial Statement Schedules Signatures

3.1
Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10-K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8-K dated February 26, 2009)

4.1
Second Amended and Restated Rights Agreement, dated December 18, 2009, between Espey Mfg. & Electronics Corp. and Registrar and Transfer Company (incorporated by reference to Exhibit 4.01 to Espey’s Report on Form 8-K dated December 18, 2009)

	4.2	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)

	10.1	2000 Stock Option Plan (incorporated by reference to Espey's Definitive Proxy Statement dated December 6, 1999 for the January 4, 2000 Annual Meeting)

	10.2	Executive Officer contract with Howard Pinsley (incorporated by reference to Exhibit 10.2 to Espey's Report on Form 8-K dated July 27, 2009)

	10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)

	10.4	Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.1 on Espey’s Report on Form 8-K dated August 17, 2009)

	11.1	Statement re: Computation of Per Share Net income (filed herewith)

	14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)

	23.1	Consent of EFP Rotenberg, LLP (filed herewith)

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

ESPEY MFG. & ELECTRONICS CORP.

/s/Mark St. Pierre
Mark St. Pierre
President and Chief Executive Officer

/s/Mark St. Pierre	President
Mark St. Pierre	(Chief Executive Officer)
September 9, 2010

/s/David O’Neil	Treasurer
David O'Neil	(Principal Financial Officer)
September 9, 2010

/s/Katrina Sparano	Assistant Treasurer
Katrina Sparano	(Principal Accounting Officer)
September 9, 2010

/s/ Howard Pinsley	Chairman of the Board
Howard Pinsley	September 9, 2010

/s/Barry Pinsley	Director
Barry Pinsley	September 9, 2010

/s/Michael W. Wool	Director
Michael W. Wool	September 9, 2010

/s/Paul J. Corr	Director
Paul J. Corr	September 9, 2010

/s/Alvin O. Sabo	Director
Alvin O. Sabo	September 9, 2010

/s/Carl Helmetag	Director
Carl Helmetag	September 9, 2010