Form 10-Q
period 2010-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2010-11-12
CIK 33533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended   September 30, 2010
OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from   to  o

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
☐ Yes     ☒ No

At November 10, 2010, there were 2,325,102 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.
Quarterly Report on Form 10-Q
I N D E X

Index

PART I:  FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.
Balance Sheets
September 30, 2010 (Unaudited) and June 30, 2010

	September 30,	June 30,
	2010	2010

ASSETS:

Cash and cash equivalents	$7,776,228	$4,475,066
Short term investments	4,761,182	7,111,182
Trade accounts receivable, net	4,036,921	5,495,251
Income tax receivable	88,991	--
Other receivables	35	--

Inventories:
Raw materials	1,284,116	1,233,597
Work-in-process	1,397,631	1,490,749
Costs relating to contracts in process, net of progress
payments of $147,589 at September 30, 2010 and
$142,492 at June 30, 2010	8,507,844	8,217,040
Total inventories	11,189,591	10,941,386

Deferred income taxes	228,717	229,086
Prepaid expenses and other current assets	235,249	185,832
Total current assets	28,316,914	28,437,803

Property, plant and equipment, net	2,710,932	2,717,330
Loan receivable	6,946	11,546

Total assets	$31,034,792	$31,166,679

See accompanying notes to the financial statements.	(Continued)

Index

ESPEY MFG. & ELECTRONICS CORP.
Balance Sheets
September 30, 2010 (Unaudited) and June 30, 2010

	September 30,	June 30,
	2010	2010

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$1,180,809	$1,607,147
Accrued expenses:
Salaries, wages and commissions	235,473	203,435
Vacation	509,240	544,021
ESOP Payable	66,721	--
Other	33,628	177,086
Payroll and other taxes withheld and accrued	41,963	46,330
Income taxes payable	--	14,793
Total current liabilities	2,067,834	2,592,812

Deferred income taxes	136,231	127,148
Total liabilities	2,204,065	2,719,960

Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; Issued 3,029,874 shares
on September 30, 2010 and June 30, 2010. Outstanding
2,324,502 and 2,319,876 (includes 173,749 and 179,166
Unearned ESOP Shares) on September 30,
2010 and June 30, 2010, respectively	1,009,958	1,009,958
Capital in excess of par value	14,246,389	14,172,284
Retained earnings	23,274,720	23,002,981
	38,531,067	38,185,223

Less: Unearned ESOP shares	(2,588,954)	(2,588,954)
Cost of 705,372 and 709,998 shares of common stock in
treasury on September 30, 2010 and June 30, 2010, respectively	(7,111,386)	(7,149,550)
Total stockholders’ equity	28,830,727	28,446,719

Total liabilities and stockholders' equity	$31,034,792	$31,166,679

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.
 Statements of Income (Unaudited)
Three Months Ended September 30, 2010 and 2009

	Three Months Ended
	September 30,	September 30,
	2010	2009

Net sales	$6,026,330	$6,874,940
Cost of sales	4,375,798	4,816,738
Gross profit	1,650,532	2,058,202

Selling, general and administrative expenses	692,709	752,386
Operating income	957,823	1,305,816

Other income
Interest income	16,824	42,639
Other	75,048	8,102
Total other income, net	91,872	50,741

Income before income taxes	1,049,695	1,356,557

Provision for income taxes	296,156	363,794

Net income	$753,539	$992,763

Net income per share:
Basic	$0.35	$0.47
Diluted	$0.35	$0.47

Weighted average number of shares outstanding:
Basic	2,141,447	2,116,984
Diluted	2,153,627	2,118,848

Dividends per share:	$0.2250	$0.2250
See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.
 Statements of Cash Flows (Unaudited)
Three Months Ended September 30, 2010 and 2009

	September 30,	September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$753,539	$992,763

Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from share-based compensation	4,488	626
Stock-based compensation	16,040	25,304
Depreciation	113,645	115,348
ESOP compensation expense	107,033	90,899
Loss on disposal of assets	--	1,615
Deferred income tax benefit	9,452	(7,448)
Changes in assets and liabilities:
Decrease in trade receivable, net	1,458,330	1,124,474
Increase in income taxes receivables	(88,991)	--
(Increase) decrease in other receivables	(35)	288
Decrease in ESOP receivable due to dividends on unallocated shares	--	45,525
Increase in inventories	(248,205)	(63,136)
(Increase) decrease in prepaid expenses and other current assets	(49,417)	34,400
(Decrease) increase in accounts payable	(426,338)	99,341
Increase (decrease) in accrued salaries, wages and commissions	32,038	(58,393)
(Decrease) increase in other accrued expenses	(143,458)	49,394
Decrease in vacation accrual	(34,781)	(18,583)
Decrease in ESOP payable	(40,312)	(90,899)
(Decrease) increase in payroll and other taxes withheld and accrued	(4,367)	211
Decrease in income taxes payable	(19,281)	(230,011)
Net cash provided by operating activities	1,439,380	2,111,718

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(107,247)	(147,308)
Proceeds from loan receivable	4,600	4,464
Purchase of short term investments	(1,778,000)	(3,696,000)
Proceeds from maturity of short term investments	4,128,000	2,696,000
Net cash used in investing activities	2,247,353	(1,142,844)

Cash Flows From Financing Activities:
Sale of treasury stock	12,081	326,752
Dividends on common stock	(481,800)	(475,456)
Proceeds from exercise of stock options	79,660	--
Excess tax benefits from share-based compensation	4,488	626
Net cash used in financing activities	(385,571)	(148,078)

Increase (decrease) in cash and cash equivalents	3,301,162	820,796
Cash and cash equivalents, beginning of period	4,475,066	2,775,319
Cash and cash equivalents, end of period	$7,776,228	$3,596,115

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$386,000	$600,000

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.
Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods.  The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation.  Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2010.

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

Total stock-based compensation expense recognized in the Statement of Income for the three month period ended September 30, 2010 and 2009, was $16,040 and $25,304, respectively, before income taxes.  The related total deferred tax benefit was approximately $1,328 and $2,477 for the same periods.  ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of September 30, 2010, there was approximately $100,477 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years.  The total deferred tax benefit related to these awards is approximately $8,831.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant.  Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life.  Option grants provide for accelerated vesting if there is a change in control.  Shares issued upon the exercise of options are from those held in Treasury.  The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan").  Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 99,800 have been granted and 87,900 are outstanding as of September 30, 2010.  While no further grants of options may be made under the 2000 Plan, as of September 30, 2010, 64,800 options remain outstanding, vested and exercisable from the 2000 Plan.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the quarter ended:

	September 30,		September 30,
	2010		2009
Dividend yield	4.	69%	5.	30%
Expected stock price volatility	33.	13%	31.	41%
Risk-free interest rate	1.	08%	1.	79%
Expected option life (in years)	4.	1 yrs	4.3	yrs
Weighted average fair value per share of options granted during the period	$3.	335	$2.	767

The Company pays dividends quarterly and anticipates that it will be able to continue to pay comparable regular quarterly dividends in the foreseeable future.  While the Company has paid a special cash dividend of $1.00 per share in each of December 2008 and 2009, there is no assurance that the Board of Directors will declare a comparable special dividend in 2010.  Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the three months ended September 30, 2010:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Subject	Exercise	Contractual
	To Option	Price	Term
Balance at July 1, 2010	127,600	$18.31	7.02
Granted	31,100	$19.20	9.91
Exercised	(4,000)	$19.92	--
Forfeited or expired	(2,000)	$17.09	--
Balance September 30, 2010	152,700	$18.46	7.37
Exercisable at September 30, 2010	92,500	$18.67	6.21

The intrinsic value of stock options exercised was $3,563 and $0, during the three months ended September 30, 2010 and 2009, respectively.  The intrinsic value of stock options outstanding and exercisable as of September 30, 2010 and 2009 was $270,576 and $42,948, respectively.

Note 4. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2010.  As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations.  As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company.  It is not possible to predict the outcome of such actions.  Currently the Company has no claims or assertions pending or threatened against it.

Index

Note 5. Recently Issued Accounting Standards

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

In September 2009, the FASB issued ASC 605-25 for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective in fiscal years beginning on or after June 15, 2010, however early adoption is permitted.  Adoption did not effect the Company’s financial statements.

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30.  The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP.  All dividends on unallocated shares received by the ESOP are used to pay debt service.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year.  The Company accounts for its ESOP in accordance with FASB ASC 718-40.  Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position.  As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations.  ESOP compensation expense was $107,033 for the three-month period ended September 30, 2010 and $90,899 for the three-month period ended September 30, 2009.  The ESOP shares as of September 30, 2010 and 2009 were as follows:

	September 30,	September 30,
	2010	2009
Allocated Shares	445,729	461,537
Committed-to-be-released shares	5,417	5,625
Unreleased shares	173,749	196,041

Total shares held by the ESOP	624,895	663,203

Fair value of unreleased shares	$3,752,978	$3,473,847

Index

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

New orders received in the first three months of fiscal 2011 were approximately $6.8 million, representing a 42.6% increase from the amount of new orders received in the first three months of fiscal 2010.  These new orders are in line with the Company’s strategy of getting involved in long-term high quantity military and industrial products and are predominately for follow-on production of mature products. The Company's backlog was $31.8 million at September 30, 2010 which includes $20.3 million from three significant customers compared to $37.0 million at September 30, 2009 which included $19.1 million from two significant customers.  The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts.

The sales backlog gives the Company a solid base of future sales. Based upon the backlog and the anticipated schedule for the fulfillment of orders, management expects revenues in fiscal year 2011 to remain in line with fiscal year 2010 sales.  In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $44.3 million in the aggregate for both repeat and new programs.

Index

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

Net sales to three significant customers represented 69.1% of the Company's total sales for the three month period ended September 30, 2010 and net sales to three significant customers represented 66.8% of the Company's total sales for the first three month period ended September 30, 2009.  These sales are in connection with long term programs in which the Company is a significant subcontractor.  Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.  Even though our business tends to be concentrated in several customers, the makeup of those customers often changes from year to year.  For several years, management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer.  Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base.  The defense industry itself tends to be concentrated with a few large tier one defense contractors which limits the amount of diversity the Company can achieve with its customer base.

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

Results of Operations

Net sales for the three months ended September 30, 2010 were $6,026,330 as compared to $6,874,940 for the same period in 2009, representing a 12.3% decrease.  The decrease for the three months ended September 30, 2010 was primarily due to a decrease in engineering design related billings and the overall timing of contract shipments.

For the three months ended September 30, 2010 and 2009 gross profits were $1,650,532 and $2,058,202, respectively.  Gross profit as a percentage of sales was 27.4% and 29.9%, for the three months ended September 30, 2010 and 2009, respectively.  The primary factors in determining gross profit and net income are overall sales levels and product mix.  The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production.  In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income.  The decreased gross profit and gross profit percentage in the three months ended September 30, 2010, as compared to September 30, 2009, was primarily the result of decreased sales and minor cost overruns related to certain products.

Index

Selling, general and administrative expenses were $692,709 for the three months ended September 30, 2010; a decrease of $59,677, compared to the three months ended September 30, 2009.  The decrease for the three months ended September 30, 2010 relates primarily to a decrease in salary expense.

Interest income for the three months ended September 30, 2010 decreased as compared to the three months ended September 30, 2009 due to decreased interest rates and related interest income on the Company’s cash and cash equivalents and short-term investments. Other income increased due to an increase in scrap sales and funds received related to an insurance claim.  The Company does not believe there is significant risk associated with its investment policy, since at September 30, 2010 all of the investments were primarily represented by short-term liquid investments.

The effective income tax rate at September 30, 2010 and 2009 was 28.2% and 26.8%, respectively.  The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2010, was $753,539 or $.35 per share, both basic and diluted, compared to $992,763 or $.47 per share, both basic and diluted, for the three months ended September 30, 2009.  The decrease in net income per share was mainly due to lower sales offset by lower selling, general and administrative expenses and decreased interest income.

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

The Company's working capital as of September 30, 2010 was approximately $26.2 million. During the three months ended September 30, 2010 and 2009 the Company did not repurchase any shares of its common stock.  Under existing authorizations from the Company's Board of Directors, as of September 30, 2010, management is authorized to purchase an additional $1,236,300 million of Company stock.

	Three Months Ended
	September 30,	September 30,
	2010	2009
Net cash provided by operating activities	$1,439,380	$2,111,718
Net cash provided by (used in) investing activities	2,247,353	(1,142,844)
Net cash used in financing activities	(385,571)	(148,078)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable.  Net cash provided by  investing activities increased in the first three months of fiscal 2011  due to more short-term investments maturing and a reduction in the amount of short-term investments purchased during the current period.  The increase  in cash used in financing activities is due primarily to dividends on common stock without the offsetting effect of the sale of treasury stock which occurred in the prior year.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2010 and 2009, the Company expended $107,247 and $147,308, respectively, for plant improvements and new equipment. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal 2011.  Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2010.

Index

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

Index

PART II:    Other Information and Signatures

Item 1.             Legal Proceedings

 None

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Securities Sold -
For the three-month period ended September 30, 2010, the Company sold 626 shares to the ESOP.  The aggregate gross proceeds from the shares of common stock sold were $5,165.  The securities were sold for cash and the sales were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933.  Proceeds were used for general working capital purposes.

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

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ Mark St. Pierre
Mark St. Pierre
President and Chief Executive Officer

/s/ David O'Neil
David O'Neil
Treasurer and Principal Financial Officer

November 12, 2010
           Date