Form 10-Q
period 2010-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2011-02-10
CIK 33533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended   December 31, 2010
OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____

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
☐ Yes     ☒ No

At February 10, 2011, there were 2,325,554 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.
Quarterly Report on Form 10-Q
I N D E X

Index

PART I:  FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.
Balance Sheets
December 31, 2010 (Unaudited) and June 30, 2010

	December 31,	June 30,
	2010	2010

ASSETS:

Cash and cash equivalents	$7,422,404	$4,475,066
Short term investments	3,897,182	7,111,182
Trade accounts receivable, net	3,527,122	5,495,251
Income tax receivable	64,986	--
Other receivables	2	--
ESOP receivable due to dividends on unallocated shares	24,383	--

Inventories:
Raw materials	1,258,073	1,233,597
Work-in-process	1,203,735	1,490,749
Costs relating to contracts in process, net of advance
payments of $292,663 at December 31, 2010 and
$142,492 at June 30, 2010	8,329,870	8,217,040
Total inventories	10,791,678	10,941,386

Deferred income taxes	228,854	229,086
Prepaid expenses and other current assets	188,004	185,832
Total current assets	26,144,615	28,437,803

Property, plant and equipment, net	3,032,161	2,717,330
Loan receivable	--	11,546

Total assets	$29,176,776	$31,166,679

See accompanying notes to the financial statements.		(Continued)

Index

ESPEY MFG. & ELECTRONICS CORP.
Balance Sheets
December 31, 2010 (Unaudited) and June 30, 2010

	December 31,	June 30,
	2010	2010

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$1,295,005	$1,607,147
Accrued expenses:
Salaries, wages and commissions	208,585	203,435
Vacation	512,728	544,021
Other	99,354	177,086
Payroll and other taxes withheld and accrued	42,572	46,330
Income taxes payable	--	14,793
Total current liabilities	2,158,244	2,592,812

Deferred income taxes	145,314	127,148
Total liabilities	2,303,558	2,719,960

Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; issued 3,029,874 shares
on December 31, 2010 and June 30, 2010. Outstanding
2,325,554 and 2,319,876 (includes 168,333 and 179,166
Unearned ESOP Shares on December 31, 2010 and
June 30, 2010, respectively)	1,009,958	1,009,958

Capital in excess of par value	14,318,517	14,172,284

Retained earnings	21,290,795	23,002,981
	36,619,270	38,185,223

Less: Unearned ESOP shares	(2,588,954)	(2,588,954)

Treasury shares, cost of 704,320 shares on December 31,
2010 and 709,998 shares on June 30, 2010	(7,157,098)	(7,149,550)
Total stockholders’ equity	26,873,218	28,446,719

Total liabilities and stockholders' equity	$29,176,776	$31,166,679

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.
 Statements of Income (Unaudited)
Three and Six Months Ended December 31, 2010 and 2009

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net sales	$6,581,342	$5,866,331	$12,607,672	$12,741,271
Cost of sales	4,956,543	4,404,238	9,332,341	9,220,976
Gross profit	1,624,799	1,462,093	3,275,331	3,520,295

Selling, general and administrative expenses	743,774	796,749	1,436,483	1,549,135

Operating income	881,025	665,344	1,838,848	1,971,160

Other income

Interest and dividend income	13,485	26,025	30,309	68,664
Other	9,638	9,983	84,686	18,085
	23,123	36,008	114,995	86,749

Income before income taxes	904,148	701,352	1,953,843	2,057,909

Provision for income taxes	254,401	187,181	550,557	550,975

Net income	649,747	$514,171	1,403,286	$1,506,934

Net income per share:

Basic	$0.30	$0.24	$0.65	$0.71
Diluted	$0.30	$0.24	$0.65	$0.71

Weighted average number of
shares outstanding:

Basic	2,152,270	2,138,416	2,146,859	2,127,700
Diluted	2,185,544	2,149,831	2,169,585	2,134,339

Dividends per share:	$1.2250	$1.2250	$1.4500	$1.4500

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.
 Statements of Cash Flows (Unaudited)
Six Months Ended December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$1,403,286	$1,506,934

Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from share-based compensation	10,939	3,138
Stock-based compensation	37,639	50,856
Depreciation	228,767	229,059
ESOP compensation expense	235,408	199,742
Loss on disposal of assets	15	1,802
Deferred income tax	18,398	(14,602)
Changes in assets and liabilities:
Decrease in trade receivables, net	1,968,129	2,279,041
Increase in income taxes receivable	(64,986)	(280,669)
(Increase) decrease in other receivables	(2)	282
Increase in ESOP receivable due to dividends on unallocated shares	(24,383)	(92,673)
Decrease in inventories	149,708	318,837
(Increase) decrease in prepaid expenses and other current assets	(2,172)	137,008
Decrease in accounts payable	(312,142)	(23,324)
Increase (decrease) in accrued salaries, wages and commissions	5,150	(63,235)
Decrease in vacation accrual	(31,293)	(25,121)
Decrease in ESOP payable	(235,408)	(199,742)
(Decrease) increase in other accrued expenses	(77,732)	20,770
(Decrease) increase in payroll & other taxes withheld and accrued	(3,758)	11,802
Decrease in income taxes payable	(25,732)	(270,029)
Net cash provided by operating activities	3,279,831	3,789,876

Cash Flows From Investing Activities:
Additions to property, plant & equipment	(543,613)	(290,965)
Proceeds from loan receivable	11,546	8,951
Purchase of short term investments	(2,498,000)	(6,586,541)
Proceeds from maturity of short term investments	5,712,000	5,629,874
Net cash provided by (used in) investing activities	2,681,933	(1,238,681)

Cash Flows From Financing Activities:
Sale of treasury stock	12,081	326,752
Dividends on common stock	(3,115,472)	(3,095,024)
Purchase of treasury stock	(83,662)	(452,155)
Proceeds from exercise of stock options	161,688	85,510
Excess tax benefits from share-based compensation	10,939	3,138
Net cash used in financing activities	(3,014,426)	(3,131,779)

Increase (decrease) in cash and cash equivalents	2,947,338	(580,584)
Cash and cash equivalents, beginning of period	4,475,066	2,775,319
Cash and cash equivalents, end of period	7,422,404	2,194,735

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$601,000	$1,110,000

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

Total stock-based compensation expense recognized in the Statement of Income for the three month period ended December 31, 2010 and 2009, was $21,599 and $25,552, respectively, before income taxes.  The related total deferred tax benefit was approximately $1,834 and $2,183 for the three month period ended December 31, 2010 and 2009, respectively.  Total stock-based compensation expense recognized in the Statement of Income for the six month period ended December 31, 2010 and 2009, was $37,639 and $50,856, respectively, before income taxes.  The related total deferred tax benefit was approximately $3,162 and $4,660 for the six month period ended December 31, 2010 and 2009, respectively.  ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of December 31, 2010, there was approximately $78,878 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years.  The total deferred tax benefit related to these awards is approximately $6,997.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant.  Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life.  Option grants provide for accelerated vesting if there is a change in control.  Shares issued upon the exercise of options are from those held in Treasury.  The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan").  Options covering 400,000 shares were authorized for issuance under the 2007 Plan, of which 99,800 have been granted and 87,100 are outstanding as of December 31, 2010.  While no further grants of options may be made under the 2000 Plan, as of December 31, 2010, 61,000 options remain outstanding, vested and exercisable from the 2000 Plan.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the six months ended:

	December 31,	December 31,
	2010	2009
Dividend yield	4.69%	5.30%
Expected stock price volatility	33.13%	31.41%
Risk-free interest rate	1.08%	1.79%
Expected option life (in years)	4.1 yrs	4.3 yrs
Weighted average fair value per share of options granted during the period	$3.335	$2.767

The Company pays dividends quarterly and anticipates that it will be able to continue to pay comparable regular quarterly dividends in the foreseeable future. While the Company has paid a special cash dividend of $1.00 per share in each of December 2009 and 2010, there is no assurance that the Board of Directors will declare a comparable special dividend in 2011.  Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2010:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Subject	Exercise	Contractual
	To Option	Price	Term
Balance at July 1, 2010	127,600	$18.31	7.02
Granted	31,100	$19.20	9.60
Exercised	(8,600)	$18.80	--
Forfeited or expired	(2,000)	$17.09	--
Balance December 31, 2010	148,100	$18.48	7.17
Exercisable at December 31, 2010	87,900	$18.72	5.98

The intrinsic value of stock options exercised was $26,324 and $10,373, during the six months ended December 31, 2010 and 2009, respectively.  The intrinsic value of stock options outstanding and exercisable as of December 31, 2010 and 2009 was $443,108 and $123,394, respectively.

Note 4. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2010.  As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations.  As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company.  It is not possible to predict the outcome of such actions.  Currently the Company has no claims or assertions pending or threatened against it.

Index

Note 5.  Recently Issued Accounting Standards

In September 2009, the FASB issued ASC 605-25 for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. Adoption of ASC 605-25 had no effect on the Company's financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The standard amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables.  ASU 2010-20 was effective for interim or annual fiscal years beginning after December 15, 2010 for public entities and had no effect on the Company’s financial statements.

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30.  The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP.  All dividends on unallocated shares received by the ESOP are used to pay debt service.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year.  The Company accounts for its ESOP in accordance with FASB ASC 718-40.  Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position.  As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations.   ESOP compensation expense was $128,375 and $108,843 for the three month periods ended December 31, 2010 and 2009, respectively.  ESOP compensation expense was $235,408 and $199,742 for the six month periods ended December 31, 2010 and 2009, respectively.    The ESOP shares as of December 31, 2010 and 2009 were as follows:

	December 31,	December 31,
	2010	2009
Allocated Shares	442,067	431,061
Committed-to-be-released shares	10,833	11,250
Unreleased shares	168,333	190,416

Total shares held by the ESOP	621,233	632,727

Fair value of unreleased shares	$3,999,592	$3,640,754

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Espey Mfg. & Electronics Corp. (the “Company”) is a power electronics design and original equipment manufacturing (OEM) company with a long history of developing and delivering highly reliable products for use in military and severe environment applications. All design, manufacturing, and testing is performed in our 150,000+ square foot facility located at 233 Ballston Ave, Saratoga Springs, New York. Espey is classified as a “smaller reporting company” for purposes of the reporting requirements under the Securities Exchange Act of 1934, as amended.  Espey’s common stock is publicly-traded on the NYSE-Amex under the symbol “ESP.”

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

Business is solicited from large industrial manufacturers and defense companies, the government of the United States, foreign governments and major foreign electronic equipment companies.  In certain countries the Company has external sales representatives to help solicit and coordinate foreign contracts. The Company is also on the eligible list of contractors of agencies of the United States Department of Defense and generally is automatically solicited by such agencies for procurement needs falling within the major classes of products produced by the Company. In addition, the Company directly solicits bids from the United States Department of Defense for prime contracts.  Espey contracts with the government of the United States under cage code 20950 as Espey Mfg. & Electronics Corp. and cage code 98675 as Espey Mfg. & Electronics Corp., Saratoga Industries Division.

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

New orders received in the first six months of fiscal 2011 were approximately $24.6 million, representing a 224% increase over the amount of new orders received in the first six months of fiscal 2010.  These orders are in line with the Company’s strategy of getting involved in long-term high quantity military and industrial products and are predominately for follow-on production of mature products.  The Company's backlog was $42.9 million at December 31, 2010 which includes $32.2 million from three customers, compared to $33.9 million at December 31, 2009 which included $23.0 million from two significant customers.  The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts.

The sales backlog gives the Company a solid base of future sales. Based upon the backlog and the anticipated schedule for the fulfillment of orders, management expects revenues in fiscal year 2011 to remain in line with fiscal year 2010 sales.  In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $35 million in the aggregate for both repeat and new programs.

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

Net sales to three significant customers for the three-month periods ended December 31, 2010 and 2009 represented 67.2% and 48.0% of the Company's total sales, respectively.  Net sales to three significant customers represented 66.4% of the Company’s total sales for the six-month period ended December 31, 2010 while sales to two significant customers represented 46.0% of the Company’s total sales for the six-month period ended December 31, 2009, respectively.  Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.  Even though our business tends to be concentrated in several customers, the makeup of those customers often changes from year to year.  For several years, management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer.  Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base.  The defense industry itself tends to be concentrated with a few large tier one defense contractors which limits the amount of diversity the Company can achieve with its customer base.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital.  Capital expenditures are expected to be approximately $800,000 for fiscal 2011.  Expectations are that the working capital will be required to fund orders, dividend payments, and general operations of the business.  From time to time, management along with the Mergers and Acquisitions Committee of the Board of Directors examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines.  The criteria for consideration are synergies with the Company’s existing product base and accretion to earnings.

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

Results of Operations

Net sales for the three months ended December 31, 2010 were $6,581,342 as compared to $5,866,331 for the same period in 2009, representing a 12.2% increase. Net sales for the six months ended December 31, 2010 were $12,607,672 as compared to $12,741,271 for the same period in 2009, representing a 1% decrease.   Generally, these fluctuations can be attributed to the contract specific nature of the Company's business. The increase for the three months ended December 31, 2010 was due to an overall increase in power supply shipments offset by a decrease in transformer shipments.  The decrease for the six months ended December 31, 2010 was primarily due to a decrease in engineering design related billings and the overall timing of contract shipments.

For the three months ended December 31, 2010 and 2009 gross profits were $1,624,799 and $1,462,093, respectively.  Gross profit as a percentage of sales was 24.7% and 24.9%, for the three months ended December 31, 2010 and 2009, respectively.  For the six months ended December 31, 2010 and 2009 gross profits were $3,275,331 and $3,520,295, respectively.  Gross profit as a percentage of sales was 26.0% and 27.6%, for the six months ended December 31, 2010 and 2009, respectively.  The primary factor in determining gross profit and net income is product mix.  The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production.  In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income.  The increased gross profit in the three months ended December 31, 2010, was primarily the result of higher net sales with only minor cost overruns related to loss contracts.  The decreased gross profit and gross profit percentage in the six months ended December 31, 2010, was primarily the result of decreased sales, product mix and minor cost overruns related to certain products.

Index

Selling, general and administrative expenses were $743,774 for the three months ended December 31, 2010; a decrease of $52,975, compared to the three months ended December 31, 2009.  Selling, general and administrative expenses were $1,436,483 for the six months ended December 31, 2010; a decrease of $112,652 compared to the six months ended December 31, 2009.  The decrease for the three and six months ended December 31, 2010, relates primarily to a decrease in salary expense.

Interest income for the three and six months ended December 31, 2010 decreased as compared to the three and six months ended December 31, 2009 due to decreased interest rates and related interest income on the Company’s cash and cash equivalents and short-term investments. Other income increased for the six-months ended December 31, 2010 due to an increase in scrap sales and funds received related to an insurance claim.  The Company does not believe there is significant risk associated with its investment policy, since at December 31, 2010 all of the investments were primarily represented by short-term liquid investments.

The effective income tax rate at December 31, 2010 and 2009 was 28.2% and 26.8%, respectively.  The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended December 31, 2010, was $649,747 or $0.30 per share, both basic and diluted compared to $514,171 or $0.24 per share, both basic and diluted, for the three months ended December 31, 2009.  Net income for the six months ended December 31, 2010, was $1,403,286 or $0.65 per share, both basic and diluted, compared to $1,506,934 or $0.71 per share, both basic and diluted, for the six months ended December 31, 2009.  The increase in net income per share for the three months ended December 31, 2010 was mainly due to higher sales and lower selling, general and administrative expenses offset by decreased interest income.  The decrease in net income per share for the six months ended December 31, 2010 was mainly due to lower sales offset by lower selling, general and administrative expenses.

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

The Company's working capital as of December 31, 2010 and 2009 was approximately $24.0 million and $24.1 million, respectively.  During the three and six months ended December 31, 2010 and 2009 the Company repurchased 3,548 and 23,513 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $83,662 and $452,155, respectively.  Under existing authorizations from the Company's Board of Directors, as of December 31, 2010, management is authorized to purchase an additional $1,152,638 million of Company stock.

	Six Months Ended
	December 31,	December 31,
	2010	2009
Net cash provided by operating activities	$3,279,831	$3,789,876
Net cash provided by (used in) investing activities	2,681,933	(1,238,681)
Net cash used in financing activities	(3,014,426)	(3,131,779)

Index

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable.  Net cash provided by investing activities increased in the first six months of fiscal 2011  due to more short-term investments maturing and a reduction in the amount of short-term investments purchased during the current period.  The decrease in cash used in financing activities is due primarily to increased proceeds from stock option exercises offset by a decrease in the purchase of treasury shares.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2010 and 2009, the Company expended $543,613 and $290,965, respectively, for plant improvements and new equipment. The Company had budgeted approximately $500,000 for new equipment and plant improvements in fiscal 2011.  Currently total expenditures are expected to be approximately $800,000.   Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  The Company had no contingent liabilities on outstanding standby letters of credit agreements at each of December 31, 2010 and December 31, 2009.

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

(a) Securities Sold -
For the three and six month period ended December 31, 2010, the Company sold 0 and 626 shares to the ESOP respectively.  The aggregate gross proceeds from the shares of common stock sold were $0 and $5,l65 respectively.  The securities were sold for cash and the sales were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933.  Proceeds were used for general working capital purposes.

(c)      Securities Repurchased

Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
December 1 to
December 31, 2010	3,548	$23.58	3,548	$1,152,638

(1) Pursuant to a prior Board of Directors authorization, as of December 31, 2010 the Company can repurchase up to $1,152,638 of its common stock pursuant to an ongoing plan.

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

February 10, 2011
           Date