Form 10-Q
period 2011-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2011-05-12
CIK 33533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011
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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:
☐ Large accelerated filer
☐ Accelerated filer
☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company.
☐ Yes     ☒ No

At May 12, 2011, there were 2,319,760 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.
Quarterly Report on Form 10-Q
I N D E X

Index

PART I:  FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.
Balance Sheets
March 31, 2011 (Unaudited) and June 30, 2010

	2011	2010
	March 31,	June 30,

ASSETS:

Cash and cash equivalents	$7,971,634	$4,475,066
Short term investments	2,841,182	7,111,182
Trade accounts receivable, net	3,727,178	5,495,251

Inventories:
Raw materials	1,305,839	1,233,597
Work-in-process	1,280,196	1,490,749
Costs relating to contracts in process, net of advance
payments of $150,171 at March 31, 2011 and
$142,492 at June 30, 2010	8,789,705	8,217,040
Total inventories	11,375,740	10,941,386

Deferred income taxes	228,584	229,086
Prepaid expenses and other current assets	179,307	185,832
Total current assets	26,323,625	28,437,803

Property, plant and equipment, net	2,958,095	2,717,330
Loan receivable	118,346	11,546

Total assets	$29,400,066	$31,166,679

See accompanying notes to the financial statements.		(Continued)

Index

ESPEY MFG. & ELECTRONICS CORP.
Balance Sheets
March 31, 2011 (Unaudited) and June 30, 2010

	2011	2010
	March 31,	June 30,

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$1,041,840	$1,607,147
Accrued expenses:
Salaries, wages and commissions	277,594	203,435
Vacation	567,103	544,021
ESOP payable	61,837	--
Other	101,641	177,086
Payroll and other taxes withheld and accrued	43,717	46,330
Income taxes payable	118,906	14,793
Total current liabilities	2,212,638	2,592,812

Deferred income taxes	154,397	127,148
Total liabilities	2,367,035	2,719,960

Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; issued 3,029,874 shares
on March 31, 2011 and June 30, 2010. Outstanding
2,311,860 and 2,319,876 (includes 162,916 and 179,166
Unearned ESOP Shares on March 31, 2011 and
June 30, 2010, respectively)	1,009,958	1,009,958

Capital in excess of par value	14,390,675	14,172,284

Retained earnings	21,819,709	23,002,981
	37,220,342	38,185,223

Less: Unearned ESOP shares	(2,588,954)	(2,588,954)

Treasury shares, cost of 718,014 shares on March
31, 2011 and 709,998 shares on June 30, 2010	(7,598,357)	(7,149,550)
Total stockholders’ equity	27,033,031	28,446,719

Total liabilities and stockholders' equity	$29,400,066	$31,166,679

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.
 Statements of Income (Unaudited)
Three and Nine Months Ended March 31, 2011 and 2010

	Three Months		Nine Months
	2011	2010	2011	2010

Net sales	$7,005,795	$6,955,827	$19,613,467	$19,697,098
Cost of sales	4,958,639	5,117,045	14,290,980	14,338,021
Gross profit	2,047,156	1,838,782	5,322,487	5,359,077

Selling, general and
administrative expenses	663,544	753,414	2,100,027	2,302,549

Operating income	1,383,612	1,085,368	3,222,460	3,056,528

Other income (expense)

Interest and dividend income	13,616	15,890	43,925	84,554
Other	13,048	9,314	97,734	27,399
	26,664	25,204	141,659	111,953

Income before income taxes	1,410,276	1,110,572	3,364,119	3,168,481

Provision for income taxes	398,245	301,849	948,802	852,824

Net income	$1,012,031	$808,723	$2,415,317	$2,315,657

Net income per share:

Basic	$.47	$.38	$1.12	$1.09
Diluted	$.46	$.38	$1.11	$1.08

Weighted average number of
shares outstanding:

Basic	2,157,427	2,127,135	2,150,330	2,127,514
Diluted	2,181,559	2,138,898	2,173,518	2,135,836

Dividends per share:	$.2250	$.2250	$1.6750	$1.6750

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.
 Statements of Cash Flows (Unaudited)
Nine Months Ended March 31, 2011 and 2010

	March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$2,415,317	$2,315,657

Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from share-based compensation	10,939	3,138
Stock-based compensation	54,374	76,408
Depreciation	349,723	342,405
ESOP compensation expense	361,941	310,273
Loss on disposal of assets	15	1,802
Deferred income tax	27,751	(17,579)
Changes in assets and liabilities:
Decrease in trade receivables, net	1,768,073	801,518
Increase in income taxes receivable	--	(175,844)
Increase in ESOP receivable due to dividends on unallocated shares	--	(27,518)
(Increase) decrease in inventories	(434,354)	484,198
Decrease in prepaid expenses and other current assets	6,525	41,000
(Decrease) increase in accounts payable	(565,307)	395,653
Increase (decrease) in accrued salaries, wages and commissions	74,159	(62,079)
Increase in vacation accrual	23,082	25,328
Decrease in ESOP payable	(300,104)	(310,273)
Decrease in other accrued expenses	(75,445)	(2,686)
(Decrease) increase in payroll & other taxes withheld and accrued	(2,613)	3,165
Increase (decrease) in income taxes payable	93,174	(270,029)
Net cash provided by operating activities	3,807,250	3,934,537

Cash Flows From Investing Activities:
Additions to property, plant & equipment	(590,503)	(386,029)
Payment for loan receivable	(125,000)	--
Proceeds from loan receivable	18,200	17,994
Purchase of short term investments	(2,690,000)	(7,594,731)
Maturity of short term investments	6,960,000	6,173,601
Net cash provided by (used in) investing activities	3,572,697	(1,789,165)

Cash Flows From Financing Activities:
Sale of treasury stock	12,081	326,752
Dividends on common stock	(3,598,589)	(3,571,058)
Purchase of treasury stock	(575,246)	(452,155)
Proceeds from exercise of stock options	267,436	135,580
Excess tax benefits from share-based compensation	10,939	3,138
Net cash used in financing activities	(3,883,379)	(3,557,743)

Increase (decrease) in cash and cash equivalents	3,496,568	(1,412,371)
Cash and cash equivalents, beginning of period	4,475,066	2,775,319
Cash and cash equivalents, end of period	7,971,634	1,362,948

Supplemental disclosures of cash flow information:
Income taxes paid	$806,000	$1,310,000

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

Note 2. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.  As Unearned ESOP shares are released or committed-to-be-released the shares become outstanding for net income-per-share computations.

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

Total stock-based compensation expense recognized in the Statement of Income for the three month period ended March 31, 2011 and 2010, was $16,735 and $25,552, respectively, before income taxes.  The related total deferred tax benefit was approximately $1,427 and $2,043 for the three month period ended March 31, 2011 and 2010, respectively.  Total stock-based compensation expense recognized in the Statement of Income for the nine month period ended March 31, 2011 and 2010, was $54,374 and $76,408, respectively, before income taxes.  The related total deferred tax benefit was approximately $4,589 and $6,703 for the nine month period ended March 31, 2011 and 2010, respectively.  ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of March 31, 2011, there was approximately $62,144 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.5 years.  The total deferred tax benefit related to these awards is approximately $5,569.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant.  Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life.  Option grants provide for accelerated vesting if there is a change in control.  Shares issued upon the exercise of options are from those held in Treasury.  The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan").  Options covering 400,000 shares were authorized for issuance under the 2007 Plan, of which 99,800 have been granted and 82,400 are outstanding as of March 31, 2011.  While no further grants of options may be made under the 2000 Plan, as of March 31, 2011, 59,600 options remain outstanding, vested and exercisable from the 2000 Plan.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the nine months ended:

	2011	2010
Dividend yield	4.69%	5.3%
Expected stock price volatility	33.13%	31.41%
Risk-free interest rate	1.08%	1.79%
Expected option life (in years)	4.1yrs	4.3 yrs
Weighted average fair value per share of options granted during the period	$3.335	$2.767

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

The following table summarizes stock option activity during the nine months ended March 31, 2011:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Option	Price	Term	Value
Balance at July 1, 2010	127,600	$18.31	7.02
Granted	31,100	$19.20	9.38
Exercised	(14,700)	$18.19	--
Forfeited or expired	(2,000)	$17.09	--
Outstanding at March 31, 2011	142,000	$18.53	6.95	$913,023
Vested or expected to vest at March 31, 2011	137,138	$18.52	6.87	$883,612
Exercisable at March 31, 2011	108,400	$18.40	6.22	$711,422

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the company’s common stock as reported on the NYSE-Amex on March 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2011.  This amount changes based on the fair market value of the company’s common stock.  The total intrinsic values of the options exercised during the nine months ended March 31, 2011 and 2010 was $66,929 and $23,046, respectively.

Note 4.Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2011.  As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations.  As a result of such audits and as part of normal business operations of the Company, various claims and charges can be asserted against the Company.  It is not possible to predict the outcome of such actions.  Currently the Company has no claims or assertions pending or threatened against it.

Index

Note 5.   Recently Issued Accounting Standards

In September 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, to amend ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.”  This new standard impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  Additionally, this new standard modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. Adoption of ASU 2009-13 had no effect on the Company's financial statements.

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

Note 6.   Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30.  The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP.  All dividends on unallocated shares received by the ESOP are used to pay debt service.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year.  The Company accounts for its ESOP in accordance with FASB ASC 718-40.  Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position.  As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for net income-per-share (EPS) computations.   ESOP compensation expense was $126,533 and $110,530 for the three month periods ended March 31, 2011 and 2010, respectively.  ESOP compensation expense was $361,941 and $310,273 for the nine month periods ended March 31, 2011 and 2010, respectively.    The ESOP shares as of March 31, 2011 and 2010 were as follows:

	2011	2010
Allocated Shares	422,273	431,061
Committed-to-be-released shares	16,250	16,875
Unreleased shares	162,916	184,791

Total shares held by the ESOP	601,439	632,727

Fair value of unreleased shares	$4,066,383	$3,714,299

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

Espey is ISO 9001:2008 certified and our primary products are power supplies, power converters, filters, power transformers, magnetic components, power distribution equipment, ups systems, antennas and high power radar systems. The applications of these products include AC and DC locomotives, shipboard power, shipboard radar, airborne power, airborne radar, ground-based radar, and ground mobile power.

Espey services include design and development to specification, build to print, design services, design studies, environmental testing services, metal fabrication, painting services, and development of automatic testing equipment. Espey manufacturing is vertically integrated, meaning that the Company produces individual components (including inductors), populates printed circuit boards, fabricates metalwork, paints, plates, wires, qualifies, and fully tests items, mechanically, electrically and environmentally, in house.

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

New orders received in the first nine months of fiscal 2011 were approximately $30.1 million, representing a 120% increase from the amount of new orders received in the first nine months of fiscal 2010.  These orders are in line with the Company’s strategy of getting involved in long-term high quantity military and industrial products and are predominately for follow-on production of mature products.  The Company's backlog was $41.5 million at March 31, 2011 which includes $29.9 million from three customers compared to $33.1 million at March 31, 2010 which included $21.3 million from three significant customers.  The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts.

The sales backlog gives the Company a solid base of future sales. Based upon the backlog and the anticipated schedule for the fulfillment of orders, management expects sales for fiscal 2011 to remain in line with fiscal year 2010 sales.  In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $45 million in the aggregate for both repeat and new programs.

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

Net sales to two significant customers for the three-month period ended March 31, 2011 represented 69.7 % of the Company's total sales while net sales to three significant customers for the three-month period ended March 31, 2010 represented 64.0% of the Company's total sales.  Net sales to two significant customers for the nine-month period ended March 31, 2011 represented 61.1% of the Company’s total sales while net sales to three significant customers for the nine-month period ended March 31, 2010 represented 50.9% of the Company’s total sales.  Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.  Even though our business tends to be concentrated in several customers, the makeup of those customers often changes from year to year.  Management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer.  Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base.  The defense industry itself tends to be concentrated with a few large tier one defense contractors which limits the amount of diversity the Company can achieve with its customer base.

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

Results of Operations

Net sales for the three months ended March 31, 2011 were $7,005,795 as compared to $6,955,827 for the same period in 2010, representing a 0.7% increase. Net sales for the nine months ended March 31, 2011 were $19,613,467 as compared to $19,697,098 for the same period in 2010, representing a 0.4% decrease.   Generally, these fluctuations can be attributed to the contract specific nature of the Company's business. The increase for the three months ended March 31, 2011 was due to an overall increase in power supply shipments offset by a decrease in antenna and spare part shipments.  The decrease for the nine months ended March 31, 2011 was primarily due to a decrease in engineering design related billings and the overall timing of contract shipments offset by an increase in power supply shipments.

Index

For the three months ended March 31, 2011 and 2010 gross profits were $2,047,156 and $1,838,782, respectively.  Gross profit as a percentage of sales was 29.2% and 26.4%, for the three months ended March 31, 2011 and 2010, respectively.  For the nine months ended March 31, 2011 and 2010 gross profits were $5,322,487 and $5,359,077, respectively.  Gross profit as a percentage of sales was 27.1% and 27.2%, for the nine months ended March 31, 2011 and 2010, respectively.  The primary factor in determining gross profit and net income is product mix.  The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production.  In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income.  The increased gross profit in the three months ended March 31, 2011, was primarily the result of favorable product mix.  The gross profit and gross profit percentage in the nine months ended March 31, 2011 and 2010 was very consistent, primarily the result of consistent sales, product mix and minor cost overruns related to certain products.

Selling, general and administrative expenses were $663,544 for the three months ended March 31, 2011; a decrease of $89,870, compared to the three months ended March 31, 2010.  Selling, general and administrative expenses were $2,100,027 for the nine months ended March 31, 2011; a decrease of $202,522 compared to the nine months ended March 31, 2010.  The decrease for the three and nine months ended March 31, 2011, relates primarily to a decrease in salary expense.

Interest income for the three and nine months ended March 31, 2011 decreased as compared to the three and nine months ended March 31, 2010 due to decreased interest rates and related interest income on the Company’s cash and cash equivalents and short-term investments. Other income increased for the three and nine months ended March 31, 2011 due to an increase in scrap sales and funds received related to an insurance claim.  The Company does not believe there is significant risk associated with its investment policy, since at March 31, 2011 all of the investments were primarily represented by short-term liquid investments.

The effective income tax rate at March 31, 2011 and 2010 was 28.2% and 26.9%, respectively.  The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended March 31, 2011, was $1,012,031 or $.47 and $.46 per share, basic and diluted, respectively, compared to $808,723 or $.38 per share, both basic and diluted, for the three months ended March 31, 2010.  Net income for the nine months ended March 31, 2011, was $2,415,317 or $1.12 and $1.11 per share, basic and diluted, respectively, compared to $2,315,657 or $1.09 and $1.08 per share, basic and diluted, respectively, for the nine months ended March 31, 2010.  The increase in net income per share was primarily due to lower selling, general and administrative expenses.

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

The Company's working capital as of March 31, 2011 and 2010 was approximately $24.1 million and $24.5 million, respectively.  During the three months ended March 31, 2011 and 2010 the Company repurchased 19,794 and 0 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $491,584 and $0, respectively.  During the nine months ended March 31, 2011 and 2010 the Company repurchased 23,342 and 23,513 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") for a total purchase price of $575,246 and $452,155, respectively.  Under existing authorizations from the Company's Board of Directors, as of March 31, 2011, management is authorized to purchase an additional $661,054 of Company stock.

	Nine Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$3,807,250	$3,934,537
Net cash provided by (used in) investing activities	3,572,697	(1,789,165)
Net cash used in financing activities	(3,883,379)	(3,557,743)

Index

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable.  Net cash provided by investing activities increased in the first nine months of fiscal 2011 due to more short-term investments maturing and a reduction in the amount of short-term investments purchased during the current period.  The increase in cash used in financing activities is due primarily to the increase purchase of Treasury Stock and the decreased sale of Treasury Stock.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2011 and 2010, the Company expended $590,503 and $386,029, respectively, for plant improvements and new equipment. The Company had budgeted approximately $500,000 for new equipment and plant improvements in fiscal 2011.  Currently total expenditures are expected to be approximately $700,000.   Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2011 and March 31, 2010.

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
For the three and nine month period ended March 31, 2011, the Company sold 0 and 626 shares to the ESOP respectively.  The aggregate gross proceeds from the shares of common stock sold were $0 and $5,165 respectively.  The securities were sold for cash and the sales were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933.  Proceeds were used for general working capital purposes.

(c)	Securities Repurchased

Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
March 1 to
March 31, 2011	19,794	$24.835	19,794	$661,054

(1)	Pursuant to a prior Board of Directors authorization, as of March 31, 2011 the Company can repurchase up to $661,054 of its common stock pursuant to an ongoing plan.

Item 3	Defaults Upon Senior Securities

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.5	Retired Director Compensation Program and Mandatory Retirement Agreement

Index

10.6	Retired Director Compensation Program and Mandatory Retirement Agreement – Paul Corr

10.7	Retired Director Compensation Program and Mandatory Retirement Agreement – Carl Helmetag

10.8	Retired Director Compensation Program and Mandatory Retirement Agreement – Barry Pinsley

10.9	Retired Director Compensation Program and Mandatory Retirement Agreement – Howard Pinsley

10.10	Retired Director Compensation Program and Mandatory Retirement Agreement – Alvin Sabo

10.11	Retired Director Compensation Program and Mandatory Retirement Agreement – Michael Wool

Index

  S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ Mark St. Pierre
Mark St. Pierre, President and
Chief Executive Officer

/s/ David O'Neil
David O'Neil, Treasurer and
Principal Financial Officer

May 12, 2011
           Date