Form 10-K
period 2011-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2011-09-08
CIK 33533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 1-4383

ESPEY MFG. & ELECTRONICS CORP.
(Exact name of registrant as specified in its charter)

NEW YORK	14-1387171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
☐ Yes          ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $36,157,493 million based upon the closing sale price of $23.76 on the NYSE - Amex on December 31, 2010.

At September 8, 2011, there were 2,320,960 shares outstanding of the registrant's Common stock, $.33-1/3 par value.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.  These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict.  Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:
•
Changing priorities or decreases in the U.S. government’s defense budget (including changes in priorities in response to terrorist threats,  improvement of homeland security and the overall financial health of the U.S. Government);

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

Espey services include design and development to specification, build to print, design services, design studies, environmental testing services, metal fabrication, plating and painting services, and development of automatic testing equipment. Espey manufacturing is vertically integrated, meaning that the Company produces individual components (including inductors), populates printed circuit boards, fabricates metalwork, paints, plates, wires, qualifies, and fully tests items, mechanically, electrically and environmentally, in house.  Portions of the manufacturing process are subcontracted to vendors from time to time.

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

In the fiscal years ended June 30, 2011 and 2010, the Company's total sales were $29,499,504 and $28,900,013, respectively. Sales to two customers accounted for 31% and 31% of total sales in 2011.  Sales to three customers accounted for 22%, 13% and 13% of total sales in 2010.

Export sales in 2011 and 2010 were approximately $4,769,000 and $5,324,000, respectively.

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

Sales Backlog

At September 7, 2011, the Company's backlog was approximately $40.5 million. The total backlog at June 30, 2011 was approximately $38.7 million compared to approximately $31 million at June 30, 2010. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts.  The Company's backlog and risks associated with government contracts is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 6 below.

It is presently anticipated that a minimum of $30 million of orders comprising the June 30, 2011 backlog will be filled during the fiscal year ending June 30, 2012. The minimum of $30 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2012. The estimate of the June 30, 2011 backlog to be shipped in fiscal 2012 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

The Company's business is not considered to be seasonal.  Also, management believes that due to the nature of the Company's business, the Company will not be adversely affected by recessionary factors in the U.S. economy generally.  Future cuts to the U.S.  Government’s defense budget could negatively impact the Company’s business. Although the anticipated partial disengagement of the United States military presence from both Iraq and Afghanistan as well as recent political discourse are indicative of a likely reduction in military and defense appropriations by Congress, the Company does not believe that these developments will adversely affect its business for several reasons:

•
Budget cuts will most likely come from expensive platforms and personnel (especially in overseas deployments) which are not the focus of our strategy.  Furthermore, cuts to big budget “marquis” programs tend to favor the legacy programs and upgrades which are Espey’s focus.

•
When it is judged that upgrade of a legacy system is more cost-effective than a brand-new development, functionality and therefore the electrical power requirement is almost always increased, resulting in more demand for Espey’s products.

•
It is unlikely that the U.S. will cede its leadership role in military affairs worldwide when political stability or sea lanes are at risk, and this fact is likely to mitigate any action leading to more than marginal cuts to defense spending.

•	As a hedge to expected cuts that do occur, Espey intends to maintain 20% -25% of its sales to non-defense applications.

Research and Development

The Company's expenditures for research and development were approximately $50,103 and $50,166 in fiscal 2011 and 2010, respectively.  Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvements of existing products.  A majority of these expenditures relate to research that is required by Espey engineers to support a request for a quotation from a customer having a product-specific custom need usually associated with stringent size and weight requirements.

Employees

The Company had 166 employees as of September 7, 2011.  Approximately 40% of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. A collective bargaining agreement was approved in June 2008.  The four-year agreement expires on June 30, 2012.  The contract provided for pay increases of 4%, 3.75%, 3.75% and 4% for each year, respectively, of the four-year contract.  Relations with the Union are considered good. Union membership at September 7, 2011 was 70 people.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2011, and the Company believes will not in fiscal year 2012, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE - Amex (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2011	High	Low
First Quarter	22.50	18.13
Second Quarter	25.83	21.00
Third Quarter	25.87	19.50
Fourth Quarter	29.20	23.22

2010
First Quarter	18.70	14.60
Second Quarter	21.08	17.40
Third Quarter	21.14	17.80
Fourth Quarter	20.35	18.10

Holders

The approximate number of holders of record of the common stock was 99 on September 7, 2011 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on common stock of $1.90 per share for the fiscal years ended June 30, 2011 and 2010, which included a special dividend of $1.00 per share during each such fiscal year.  The Board of Directors has authorized the payment of a fiscal 2012 first quarter dividend of $.225 payable September 30, 2011 to shareholders of record on September 9, 2011.  We anticipate that regular quarterly dividends will be paid for the foreseeable future.  There is no assurance that the Board of Directors will declare a special dividend during the fiscal year ending June 30, 2012.

During fiscal 2011, the Company sold common stock to certain employees and directors as they exercised existing stock options granted under a shareholder approved plan.  During the year, 23,800 shares were sold at prices that ranged from $8.98 a share to $21.54 a share.  The securities were sold for cash.   Proceeds are used for general working capital purposes.

The Company did not make any open market purchases of equity securities in the fiscal 2011 fourth quarter.

The following table sets forth information as of June 30, 2011 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	132,400	18.62	310,600
Equity compensation
plans not approved
by security holders	--		--
Total	132,400		310,600

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal 2012 to increase approximately 5% over fiscal year 2011.  Expectations are for product mix and margins to remain favorable for fiscal year 2012.  During fiscal 2011 new orders received by the Company were approximately $37.2 million.  The order backlog of approximately $38.7 million at June 30, 2011 gives the Company a solid base of future sales.  It is presently anticipated that a minimum of $30 million of orders comprising the June 30, 2011 backlog will be filled during the fiscal year ending June 30, 2012. The minimum of $30 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2012. See discussions below for further detail on the customer mix included in the backlog.

In addition to the backlog, the Company currently has outstanding quotations representing in excess of $43.9 million in the aggregate for both repeat and new programs.  Many potential orders are currently being discussed and negotiated with existing and potential new customers.  The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies.  However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and military procurement generally.

Two significant customers in fiscal 2011 represented 62% of the Company's total sales and three significant customers in fiscal 2010 represented 48% of the Company's total sales.  These sales are in connection with multiyear programs in which the Company is a significant subcontractor.  The June 30, 2011 backlog of $38.7 million includes orders from two customers that represent 48% and 15%, respectively, of the total backlog.  A loss of one of these customers or programs related to these customers would significantly impact the Company.  Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.  Even though our business tends to be concentrated in several customers, the makeup of those customers often changes from year to year.  For several years, management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer.  Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base.  The defense industry itself tends to be concentrated with a few large tier one defense contractors which limits the amount of diversity the Company can achieve with its customer base.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital.  Capital expenditures are expected to be approximately $300,000 for fiscal 2012.  Expectations are that the working capital will be required to fund orders, dividend payments, and general operations of the business.  From time to time, management along with the Mergers and Acquisitions Committee of the Board of Directors examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines.  The criteria for consideration are synergies with the Company’s existing product base and accretion to earnings.

Results of Operations

Net Sales for fiscal years ended June 30, 2011 and 2010, were $29,499,504 and $28,900,013, respectively, a 2% increase.  This increase can be attributed to the contract specific nature of the Company’s business and the timing of deliveries on these contracts.  More specifically, shipments of power supplies increased by approximately $4.9 million offset by a decrease of $3 million in transformer and antenna shipments and a decrease of $1.1 million in engineering design related billings in fiscal 2011.

For the fiscal years ended June 30, 2011 and 2010 gross profits were $8,206,199 and $7,763,296, respectively.  Gross profit as a percentage of sales was 27.8% and 26.9%, for fiscal 2011 and 2010, respectively.  The primary factor in determining gross profit and net income is product mix.  The gross profits on mature products and build to print contracts are higher as compared to products that are still in the engineering development stage or in the early stages of production.  In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs including loss contracts, has a significant impact on gross profit and net income.  The increased gross profit and gross profit percentage in fiscal 2011 as compared to fiscal 2010, was primarily the result of favorable product mix with only minor cost overruns related to certain products.

In addition to favorable product mix, management is implementing several “lean management” principles which have created efficiencies in the manufacturing process.  These efficiencies have allowed for greater production capacity and increased gross profit.  Employment of full time equivalents at June 30, 2011 was 165 compared to 169 people at June 30, 2010.

Selling, general and administrative expenses were $2,905,916 for the fiscal year ended June 30, 2011, a decrease of $100,601, or 3.3% as compared to the prior year.  The decrease for fiscal 2011 relates primarily to a decrease in salary expense.

Other income for the fiscal years ended June 30, 2011 and 2010 was $81,259 and $142,866, respectively.  The decrease is attributable to lower interest rates and related interest income on the Company’s cash and cash equivalents and short term investments. The Company does not believe that there is a significant risk associated with its investment policy.  At June 30, 2011 all of the investments were primarily represented by short-term liquid investments including certificates of deposit and money market funds.

The effective income tax rate was 28.3% in fiscal 2011 and 27.2% in fiscal 2010.  The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the dividends paid on allocated ESOP shares.

Net income for fiscal 2011, was $3,857,537 or $1.79 and $1.77 per share, basic and diluted, compared to net income of $3,564,962 or $1.67 per share, both basic and diluted, respectively, for fiscal 2010. The increase in net income per share was primarily due to higher sales, higher gross profit on sales, and lower selling, general and administrative expenses.

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

The Company's working capital as of June 30, 2011 and 2010 was $26,124,431 and $25,844,991, respectively.  During the three months ended June 30, 2011 and 2010 the Company did not repurchase any shares of its common stock.  During the fiscal year ended June 30, 2011 and 2010 the Company repurchased 23,342 and 23,513 shares, respectively, of its common stock for a total purchase price of $575,246 and $452,155, respectively.  All shares were purchased from the Company's ESOP.  Under existing authorizations from the Company's Board of Directors, as of June 30, 2011, management is authorized to purchase an additional $2,000,000 million of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

	2011	2010
Net cash provided by operating activities	$4,913,449	$6,904,771
Net cash provided by (used in) investing activities	4,515,760	(1,170,683)
Net cash used in financing activities	(4,208,464)	(4,034,341)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payments of accounts payable.  Net cash provided by investing activities increased in fiscal 2011 due to a decrease in purchases of short term investments.  The increase in cash used in financing activities is due primarily to an increase in the purchase of treasury stock.

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

During fiscal year 2011 and fiscal 2010, the Company expended $607,311 and $436,502, respectively, for plant improvements and new equipment. The Company has budgeted approximately $300,000 for new equipment and plant improvements in fiscal 2012. Management anticipates that the funds required will be available from current operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Espey Mfg. & Electronics Corp.
Saratoga Springs, New York

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp. as of June 30, 2011 and 2010, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2011. Espey Mfg. & Electronics Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/EFP Rotenberg, LLP
Rochester, New York
September 8, 2011

Espey Mfg. & Electronics Corp.
Balance Sheet
June 30, 2011 and 2010

	2011	2010
ASSETS
Cash and cash equivalents	$9,695,811	$4,475,066
Short term investments	1,946,214	7,111,182
Trade accounts receivable, net	6,266,765	5,495,251

Inventories:
Raw materials	1,273,582	1,233,597
Work-in-process	1,085,278	1,490,749
Costs related to contracts in process, net of progress
payments of $126,361 in 2011 and $142,492 in 2010	8,220,200	8,217,040
Total inventories	10,579,060	10,941,386

Deferred tax asset	360,553	229,086
Prepaid expenses and other current assets	208,904	185,832
Total current assets	29,057,307	28,437,803
Property, plant and equipment, net	2,703,014	2,717,330
Loan receivable	108,303	11,546
Total assets	$31,868,624	$31,166,679

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$1,453,707	$1,607,147
Accrued expenses:
Salaries, wages and commissions	412,555	203,435
Vacation	623,757	544,021
Other	121,026	177,086
Payroll and other taxes withheld and accrued	44,085	46,330
Income taxes payable	277,746	14,793
Total current liabilities	2,932,876	2,592,812
Deferred tax liability	270,729	127,148
Total liabilities	3,203,605	2,719,960

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares in 2011 and 2010. Outstanding 2,320,960 and 2,319,876 in 2011 and
2010, respectively (includes 157, 500 and 179,166 Unearned
ESOP Shares)	1,009,958	1,009,958
Capital in excess of par value	14,674,189	14,172,284
Retained earnings	22,780,026	23,002,981
	38,464,173	38,185,223

Less: Unearned ESOP shares	(2,275,872)	(2,588,954)
Cost of 708,914 and 709,998 shares of common stock
in treasury in 2011 and 2010, respectively	(7,523,282)	(7,149,550)
Total stockholders' equity	28,665,019	28,446,719

Total liabilities and stockholders' equity	$31,868,624	$31,166,679

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Statements of Income
Years Ended June 30, 2011 and 2010

	2011	2010
Net sales	$29,499,504	$28,900,013
Cost of sales	21,293,305	21,136,717
Gross profit	8,206,199	7,763,296

Selling, general and administrative expenses	2,905,916	3,006,517
Operating income	5,300,283	4,756,779

Other income
Interest and dividend income	56,154	99,373
Other	25,105	43,493
Total other income	81,259	142,866

Income before income taxes	5,381,542	4,899,645

Provision for income taxes	1,524,005	1,334,683

Net income	$3,857,537	$3,564,962

Net income per share:
Basic	$1.79	$1.67
Diluted	$1.77	$1.67

Weighted average number of shares outstanding:
Basic	2,151,443	2,129,417
Diluted	2,176,299	2,137,799

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Statements of Changes in Stockholders' Equity
Years Ended June 30, 2011 and 2010

	Outstanding		Capital in	Unearned
	Common		Excess of	ESOP	Retained
	Shares	Amount	Par Value	Shares	Earnings

Balance as of June 30, 2009	2,314,803	$1,009,958	$13,755,808	$(2,914,077)	$23,485,675

Net income, 2010					3,564,962

Stock options exercised	8,100		68,755

Stock option expense			94,423

Dividends paid on common stock
$1.90 per share					(4,047,656)

Tax effect of stock options exercised			3,138

Sale of treasury stock to ESOP	20,486		157,742

Purchase of treasury stock	(23,513)

Reduction of unearned ESOP shares			92,418	325,123

Balance as of June 30, 2010	2,319,876	$1,009,958	$14,172,284	$(2,588,954)	$23,002,981

Net income, 2011					3,857,537

Stock options exercised	23,800		227,904

Stock option expense			66,237

Dividends paid on common stock
$1.90 per share					(4,080,492)

Tax effect of stock options exercised			10,939

Sale of treasury stock to ESOP	626		6,917

Purchase of treasury stock	(23,342)

Reduction of unearned ESOP shares			189,908	313,082

Balance as of June 30, 2011	2,320,960	$1,009,958	$14,674,189	$(2,275,872)	$22,780,026

The accompanying notes are an integral part of the financial statements.

(Continued)

Espey Mfg. & Electronics Corp.
Statements of Changes in Stockholders' Equity
Years Ended June 30, 2011 and 2010

			Total
	Treasury Stock		Stockholders’
	Shares	Amount	Equity

Balance as of June 30, 2009	715,071	$(6,933,230)	$28,404,134

Net income, 2010			3,564,962

Stock options exercised	(8,100)	66,825	135,580

Stock option expense			94,423

Dividends paid on common stock
$1.90 per share			(4,047,656)

Tax effect of stock options exercised			3,138

Sale of treasury stock to ESOP	(20,486)	169,010	326,752

Purchase of treasury stock	23,513	(452,155)	(452,155)

Reduction of unearned ESOP shares			417,541

Balance as of June 30, 2010	709,998	$(7,149,550)	$28,446,719

Net income, 2011			3,857,537

Stock options exercised	(23,800)	196,350	424,254

Stock option expense			66,237

Dividends paid on common stock
$1.90 per share			(4,080,492)

Tax effect of stock options exercised			10,939

Sale of treasury stock to ESOP	(626)	5,164	12,081

Purchase of treasury stock	23,342	(575,246)	(575,246)

Reduction of unearned ESOP shares			502,990

Balance as of June 30, 2011	708,914	$(7,523,282)	$28,665,019

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Statements of Cash Flows
Years Ended June 30, 2011 and 2010

	2011	2010
Cash Flows From Operating Activities:
Net income	$3,857,537	$3,564,962

Adjustments to reconcile net income to net cash provided by operating activities:

Excess tax benefits from share-based compensation	10,939	3,138

Stock-based compensation	66,237	94,423

Depreciation	467,296	455,592

ESOP compensation expense	502,990	417,541

Loss on disposal of assets	99,471	1,802

Deferred income tax benefit	12,114	23,644

Changes in assets and liabilities:

Increase in trade receivables, net	(771,495)	(361,459)

(Increase) decrease in other receivables	(19)	297

Decrease in ESOP receivable due to
dividends on unallocated shares	--	71,053

Decrease in inventories, net	362,326	2,087,819

(Increase) decrease in prepaid expenses and other current assets	(23,072)	47,240

(Decrease) increase in accounts payable	(153,440)	607,626

Increase (decrease) in accrued salaries, wages and commissions	209,120	(16,098)

(Decrease) increase in other accrued expenses	(56,060)	134,223

Increase in vacation accrual	79,736	23,949

(Decrease) increase in payroll and other taxes withheld and accrued	(2,245)	4,255

Increase (decrease) in income taxes payable	252,014	(255,236)

Net cash provided by operating activities	$4,913,449	$6,904,771

The accompanying notes are an integral part of the financial statements.

(Continued)

Espey Mfg. & Electronics Corp.
Statements of Cash Flows
Years Ended June 30, 2011 and 2010

	2011	2010
Cash Flows From Investing Activities:

Additions to property, plant and equipment	(607,311)	(436,502)

Proceeds on sale of assets	54,860	--

Payment for loan receivable	(125,000)	--

Proceeds from loan receivable	28,243	27,127

Purchase of short term investments	(3,091,032)	(8,410,871)

Proceeds from maturity of short term investments	8,256,000	7,649,563

Net cash provided by (used in) investing activities	4,515,760	(1,170,683)

Cash Flows From Financing Activities:

Sale of treasury stock	12,081	326,752

Dividends on common stock	(4,080,492)	(4,047,656)

Purchase of treasury stock	(575,246)	(452,155)

Proceeds from exercise of stock options	424,254	135,580

Excess tax benefits from share-based compensation	10,939	3,138

Net cash used in financing activities	(4,208,464)	(4,034,341)

Increase in cash and cash equivalents	5,220,745	1,699,747

Cash and cash equivalents, beginning of the year	4,475,066	2,775,319

Cash and cash equivalents, end of the year	$9,695,811	$4,475,066

Supplemental Schedule of Cash Flow Information:

Income taxes paid	$1,238,000	$1,560,000

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

Depreciation
Depreciation of plant and equipment is computed on a straight-line basis over the estimated useful lives of the assets.

Estimated useful lives of depreciable assets are as follows:

Buildings and improvements	10 – 40 years
Machinery and equipment	3 - 20 years
Furniture and fixtures	7 – 10 years

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

Accounts receivable and allowance for doubtful accounts
The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances. An account is generally considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2011. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

Comprehensive Income
Comprehensive Income for the years ended June 30, 2011 and 2010 is equal to net income.

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

Recently Issued Accounting Standards
In September 2009, the FASB issued ASC 605-25 for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective in fiscal years beginning on or after June 15, 2010, however early adoption is permitted.  Adoption had will have no effect on the Company’s financial statements.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 2.  Summary of Significant Accounting Policies, Continued

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, topic 820, Fair Value Measurement, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update 2011-05, "Presentation of Comprehensive Income," was issued in June 2011 to be effective for fiscal years beginning after December 15, 2011. Comprehensive income includes certain items that are recognized as "other comprehensive income" ("OCI") and are excluded from net income. Examples include unrealized gains/losses on certain investments and gains/losses on derivative instruments designated as hedges. Under provisions of the update, the components of OCI must be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. An existing option to present the components of OCI as part of the statement of changes in shareholders' equity is being eliminated. The Company presently has no items classified as OCI and expects the update to have minimal effect on its financial statements.

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

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 3. Contracts in Process

Contracts in process at June 30, 2011 and 2010 are as follows:

	2011	2010
Gross contract value	$38,655,707	$30,995,710
Costs related to contracts in process, net of progress payments
of $126,361 in fiscal 2011 $142,492 in fiscal 2010	$8,220,200	$8,217,040

Included in costs relating to contracts in process at June 30, 2011 and 2010 are costs of $779,568 and $1,806,212, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statement of income until the units under contract are shipped.

Note 4. Property, Plant and Equipment

A summary of the original cost of property, plant and equipment at June 30, 2011 and 2010 is as follows:

	2011	2010
Land	$45,000	$45,000
Building and improvements	4,104,132	4,668,556
Machinery and equipment	7,352,055	6,994,505
Furniture and fixtures	160,867	161,825
	11,662,054	11,869,886
Accumulated depreciation	(8,959,040)	(9,152,556)
Property, plant and equipment, net	$2,703,014	$2,717,330

Depreciation expense was $467,296 and $455,592, during the years ended June 30, 2011 and 2010, respectively.

Note 5. Pension Expense

Under terms of a negotiated union contract, the Company is obligated to make contributions to a union-sponsored defined benefit pension plan covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $102,281 in fiscal 2011 and $102,414 in fiscal 2010.

The Company sponsors a 401(k) plan with employee and employer matching contributions.  The employer match is 10% of the employee contribution and was $33,664 and $34,462, for fiscal years 2011 and 2010, respectively.

Note 6. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2011 and 2010 is as follows:

	2011	2010
Current tax expense - federal	$1,480,465	$1,278,169
Current tax expense - state	31,425	32,871
Deferred tax expense	12,115	23,643
	$1,524,005	$1,334,683

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 6. Provision for Income Taxes, Continued

The combined U.S. federal and state effective income tax rates of 28.3% and 27.2%, for 2011 and 2010 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:
	2011	2010
U.S. federal statutory income tax rate	34.0%	34.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	0.4	0.4
ESOP cost versus Fair Market Value	0.2	0.6
Dividend on allocated ESOP shares	(4.8)	(6.8)
Qualified production activities	(2.7)	(1.7)
Stock-based compensation	1.2	0.6
Other	--	0.1
Effective tax rate	28.3%	27.2%

For the years ended June 30, 2011 and 2010 deferred income tax expense of $12,115 and $23,643, respectively, result from the changes in temporary differences for each year.  The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2011 and 2010 are presented as follows:

	2011	2010
Deferred tax assets:
Accrued expenses	$306,963	$159,759
ESOP	116,981	108,316
Stock-based compensation	10,874	10,874
Inventory - effect on uniform capitalization	37,535	51,810
Other	5,180	6,644
Total deferred tax assets	477,533	337,403

Deferred tax liabilities:
Property, plant and equipment - principally due
to differences in depreciation methods	387,709	235,462
Total deferred tax liabilities	387,709	235,462
Net deferred tax asset	$89,824	$101,941

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

As the result of the implementation of the FASB interpretation ASC 740-10, Accounting for Uncertainty in Income Taxes – An Interpretation of ASC 740, the Company recognized no material adjustments to unrecognized tax benefits.  As of June 30, 2011 and 2010, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions, if any, in general and administrative expense.  As of June 30, 2011, the Company has not recorded any provision for accrued interest and penalties related to uncertain tax positions.

By statute, tax years ending June 30, 2011 and 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 7. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to one domestic customer and one foreign customer accounted for 31% and 31%, respectively, of total sales in fiscal 2011.  Sales to two domestic customers and one foreign customer accounted for 22%, 13% and 13%, respectively of total sales in fiscal 2010.

Export sales in fiscal 2011 and fiscal 2010 were approximately $4,769,000 and $5,324,000, respectively.

Note 8. Stock Rights Plan

The Company has a Shareholder Rights Plan that expires on December 31, 2019. Under this plan, common stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock outstanding as of or issued subsequent to April 14, 1989. Each right entitles the holder thereof to buy one-half share of common stock of the Company at an exercise price of $25 per share subject to adjustment. The rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in the offer or individually or, together with all affiliates and associates thereof, being the beneficial owner of 15% or more of the Company's common stock.

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

Note 9. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30.  The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP.  All dividends on unallocated shares received by the ESOP are used to pay debt service.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year.  The Company accounts for its ESOP in accordance with Statement of Position 93-6.  Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position.  As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations.  ESOP compensation expense was $502,990 for the year ended June 30, 2011 and $417,541 for the year ended June 30, 2010.  The ESOP shares as of June 30, 2011 and 2010 were as follows:

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 9. Employee Stock Ownership Plan, Continued

	2011	2010
Allocated Shares	443,939	453,561
Committed-to-be-released shares	--	--
Unreleased shares	157,500	179,166

Total shares held by the ESOP	601,439	632,727

Fair value of unreleased shares	$3,887,100	$3,379,071

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

Total stock-based compensation expense recognized in the Statement of Income for the fiscal years ended June 30, 2011 and 2010, was $66,237 and $94,423, respectively, before income taxes.  The related total deferred tax benefit was approximately $5,602 and $8,144, for the same periods.  ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of June 30, 2011, there was approximately $50,282 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.25 years.  The total deferred tax benefit related to these awards is approximately $4,556.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant.  Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life.  Option grants provide for accelerated vesting if there is a change in control.  Shares issued upon the exercise of options are from those held in Treasury.  The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan").  Options covering 400,000 shares are authorized for issuance under the 2007 Plan, and 99,800 have been granted and 78,800 are outstanding as of June 30, 2011.  While no further grants of options may be made under the 2000 Plan, as of June 30, 2011, 53,600 options remain outstanding, vested and exercisable from the 2000 Plan.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the years ended June 30, 2011 and 2010, respectively:

	2011	2010
Dividend yield	4.69%	5.30%
Expected stock price volatility	33.13%	31.41%
Risk-free interest rate	1.08%	1.79%
Expected option life (in years)	4.1 years	4.3 years
Weighted average fair value per share
of options granted during the period	$3.335	$2.767

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 10. Stock-based Compensation, Continued

The Company pays dividends quarterly and anticipates that it will be able to continue to pay dividends in the foreseeable future.  While the Company has paid a special cash dividend of $1.00 per share in each of fiscal years 2010 and 2011, there is no assurance that the Board of Directors will declare a comparable special dividend in fiscal year 2012.  Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the twelve months ended June 30, 2011:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Option	Price	Term	Value
Balance at July 1, 2010	127,600	$18.31	7.02
Granted	31,100	$19.20	9.13
Exercised	(23,800)	$17.83	--
Forfeited or expired	(2,500)	$17.54	--
Outstanding at June 30, 2011	132,400	$18.62	6.80	$802,813
Vested or expected to vest at June 30, 2011	127,537	$18.61	6.72	$774,748
Exercisable at June 30, 2011	99,300	$18.50	6.05	$613,300

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE-Amex on June 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2011.  This amount changes based on the fair market value of the Company’s common stock.  The total intrinsic values of the options exercised during the twelve months ended June 30, 2011 and 2010 was $152,855 and $23,046, respectively.

Note 11. Financial Instruments/Concentration of Credit Risk

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2011 and 2010 because of the relatively short maturities of these instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in note 7, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 56% represented by two customers at June 30, 2011, and 55%, by three customers at June 30, 2010.

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

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 12. Related Parties

The administration of the shares of common stock held by the ESOP Trust is subject to the Second Amended and Restated Plan, effective as of July 1, 2002, creating the Trust, and a Trust Agreement dated July 15, 2005.  The Trustees’ rights with respect to the disposition of shares are governed by the terms of the Plan and the Trust Agreement.  As to shares that have been allocated to the accounts of participants in the ESOP Trust, the Plan provides that the Trustees are required to vote such shares in accordance with instructions received from the participants.  As to unallocated shares and allocated shares for which voting instructions have not been received from participants, the Plan provides that the Trustees are required to vote such shares in accordance with the direction of a Committee, appointed by the Board of Directors of the Company under the terms of the Plan and Trust Agreement.  See note 9 for additional information regarding the ESOP.

Note 13. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2011 and 2010.  The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of a pending U.S. government audit the Company has determined a range of possible outcomes none of which the Company believes would have a materially adverse effect on the Company’s financial position or results of operations. In accordance with ASC 450 “Contingencies” the Company has accrued the amount within the range that appears to be its best estimate of a possible outcome.

Note 14. Stockholders' Equity

Reservation of Shares
The Company has reserved common shares for future issuance as follows as of June 30, 2011:

Stock options outstanding	132,400
Stock options available for issuance	310,600
Number of common shares reserved	443,000

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended June 30:

	2011	2010
Numerator:
Net Income	$3,857,537	$3,564,962

Denominator:
Basic EPS:
Common shares outstanding, beginning of period	2,319,876	2,314,803
Unearned ESOP shares	(179,166)	(201,666)
Weighted average common shares issued during the period	9,550	20,124
Weighted average common shares purchased during the period	(6,964)	(12,304)
Weighted average ESOP shares earned during the period	8,147	8,460
Denominator for basic earnings per common shares –
Weighted average common shares	2,151,443	2,129,417

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 14. Stockholders' Equity, Continued

	2011	2010
Diluted EPS:
Common shares outstanding, beginning of period	2,319,876	2,314,803
Unearned ESOP shares	(179,166)	(201,666)
Weighted average common shares issued during the period	9,550	20,124
Weighted average common shares purchased during the period	(6,964)	(12,304)
Weighted average ESOP shares earned during the period	8,147	8,460
Weighted average dilutive effect of issued or forfeited shares	24,856	8,382
Denominator for diluted earnings per common shares –
Weighted average common shares	2,176,299	2,137,799

Not included in this computation of earnings per share for the year ended June 30, 2010 were options to purchase 29,700 of the Company's common stock.  These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.  There were no anti-dilutive options for the year ended June 30, 2011.

Note 15. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter
Net Sales	$6,026,330	$6,581,342	$7,005,795	$9,886,037
Gross profit	1,650,532	1,624,799	2,047,156	2,883,712
Net income	753,539	649,747	1,012,031	1,442,220

Net income per share -
Basic	.35	.30	.47	.67
Diluted	.35	.30	.46	.66

2010
Net Sales	$6,874,940	$5,866,331	$6,955,827	$9,202,915
Gross profit	2,058,202	1,462,093	1,838,782	2,404,219
Net income	992,763	514,171	808,723	1,249,305

Net income per share -
Basic	.47	.24	.38	.58
Diluted	.47	.24	.38	.58

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on November 17, 2011) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

4.2	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)

10.1	2000 Stock Option Plan (incorporated by reference to Espey's Definitive Proxy Statement dated December 6, 1999 for the January 4, 2000 Annual Meeting)

10.2	Executive Officer contract with Howard Pinsley (incorporated by reference to Exhibit 10.2 to Espey's Report on Form 8-K dated July 27, 2009)

10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)

10.4	Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.1 on Espey’s Report on Form 8-K dated August 17, 2009)

10.5	Retired Director Compensation Program and Mandatory Retirement Agreement (incorporated by reference to Exhibit 10.5 to Espey's Report on Form 10-Q dated May 12, 2011)

10.6	Retired Director Compensation Program and Mandatory Retirement Agreement – Paul Corr (incorporated by reference to Exhibit 10.6 to Espey's Report on Form 10-Q dated May 12, 2011)

10.7	Retired Director Compensation Program and Mandatory Retirement Agreement – Carl Helmetag (incorporated by reference to Exhibit 10.7 to Espey's Report on Form 10-Q dated May 12, 2011)

10.8	Retired Director Compensation Program and Mandatory Retirement Agreement – Barry Pinsley (incorporated by reference to Exhibit 10.8 to Espey's Report on Form 10-Q dated May 12, 2011)

10.9	Director Compensation Program and Mandatory Retirement Agreement – Howard Pinsley (incorporated by reference to Exhibit 10.9 to Espey's Report on Form 10-Q dated May 12, 2011)

10.10	Retired Director Compensation Program and Mandatory Retirement Agreement – Alvin Sabo (incorporated by reference to Exhibit 10.10 to Espey's Report on Form 10-Q dated May 12, 2011)

10.11	Retired Director Compensation Program and Mandatory Retirement Agreement – Michael Wool (incorporated by reference to Exhibit 10.11 to Espey's Report on Form 10-Q dated May 12, 2011)

11.1	Statement re: Computation of Per Share Net income (filed herewith)

14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)

23.1	Consent of EFP Rotenberg, LLP (filed herewith)

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

ESPEY MFG. & ELECTRONICS CORP.

/s/Mark St. Pierre
Mark St. Pierre
President and Chief Executive Officer

/s/Mark St. Pierre	President
Mark St. Pierre	(Chief Executive Officer)
September 8, 2011

/s/David O’Neil	Treasurer
David O'Neil	(Principal Financial Officer)
September 8, 2011

/s/Katrina Sparano	Assistant Treasurer
Katrina Sparano	(Principal Accounting Officer)
September 8, 2011

/s/Howard Pinsley	Chairman of the Board
Howard Pinsley	September 8, 2011

/s/Barry Pinsley	Director
Barry Pinsley	September 8, 2011

/s/Michael W. Wool	Director
Michael W. Wool	September 8, 2011

/s/Paul J. Corr	Director
Paul J. Corr	September 8, 2011

/s/Alvin O. Sabo	Director
Alvin O. Sabo	September 8, 2011

/s/Carl Helmetag	Director
Carl Helmetag	September 8, 2011