Form 10-Q
period 2011-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2011-11-09
CIK 33533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended   September 30, 2011
OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

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

At November 7, 2011, there were 2,324,891 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.
Quarterly Report on Form 10-Q
I N D E X

Index

PART I:  FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.
Balance Sheets
September 30, 2011 (Unaudited) and June 30, 2011

	2011	2011
	September 30,	June 30,

ASSETS:

Cash and cash equivalents	$10,336,395	$9,695,811
Investment securities	2,546,502	1,946,214
Trade accounts receivable, net	5,298,866	6,266,765
Income tax receivable	75,875	--

Inventories:
Raw materials	1,372,158	1,273,582
Work-in-process	1,239,278	1,085,278
Costs relating to contracts in process, net of progress
payments of $27,963 at September 30, 2011 and
$126,361 at June 30, 2011	8,251,765	8,220,200
Total inventories	10,863,201	10,579,060

Deferred income taxes	368,907	360,553
Prepaid expenses and other current assets	148,361	208,904
Total current assets	29,638,107	29,057,307

Property, plant and equipment, net	2,635,057	2,703,014
Loan receivable	98,185	108,303

Total assets	$32,371,349	$31,868,624

See accompanying notes to the financial statements.	(Continued)

Index

ESPEY MFG. & ELECTRONICS CORP.
Balance Sheets
September 30, 2011 (Unaudited) and June 30, 2011

	2011	2011
	September 30,	June 30,

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$1,613,290	$1,453,707
Accrued expenses:
Salaries, wages and commissions	464,384	412,555
Vacation	586,554	623,757
ESOP Payable	92,323	--
Other	70,721	121,026
Payroll and other taxes withheld and accrued	46,724	44,085
Income taxes payable	--	277,746
Total current liabilities	2,873,996	2,932,876

Deferred income taxes	252,763	270,729
Total liabilities	3,126,759	3,203,605

Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; Issued 3,029,874 shares
on September 30, 2011 and June 30, 2011. Outstanding
2,324,891 and 2,320,960 (includes 152,292 and 157,500
Unearned ESOP Shares) on September 30, 2011 and
June 30, 2011, respectively	1,009,958	1,009,958

Capital in excess of par value	14,783,420	14,674,189

Accumulated other comprehensive income (loss)	(1,692)	--

Retained earnings	23,219,627	22,780,026
	39,011,313	38,464,173

Less: Unearned ESOP shares	(2,275,872)	(2,275,872)

Treasury shares, cost of 704,983 and 708,914 shares on
September 30, 2011 and June 30, 2011, respectively	(7,490,851)	(7,523,282)
Total stockholders’ equity	29,244,590	28,665,019

Total liabilities and stockholders' equity	$32,371,349	$31,868,624

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.
 Statements of Income (Unaudited)
Three Months Ended September 30, 2011 and 2010

	Three Months
	2011	2010

Net sales	$7,993,927	$6,026,330
Cost of sales	5,992,119	4,375,798
Gross profit	2,001,808	1,650,532

Selling, general and administrative expenses	742,867	692,709

Operating income	1,258,941	957,823

Other income

Interest income	10,167	16,824
Other	26,883	75,048
	37,050	91,872

Income before income taxes	1,295,991	1,049,695

Provision for income taxes	369,087	296,156

Net income	$926,904	$753,539

Net income per share:

Basic	$0.43	$0.35
Diluted	$0.42	$0.35

Weighted average number of shares outstanding:

Basic	2,164,202	2,141,447
Diluted	2,196,104	2,153,627

Dividends per share:	$0.2250	$0.2250

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.
 Statements of Cash Flows (Unaudited)
Three Months Ended September 30, 2011 and 2010

	September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$926,904	$753,539

Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from share-based compensation	(39,028)	(4,488)
Stock-based compensation	16,316	16,040
Depreciation	108,248	113,645
ESOP compensation expense	127,761	107,033
Loss on disposal of assets	79	--
Deferred income tax benefit	(26,320)	9,452
Changes in assets and liabilities:
Decrease in trade receivable, net	967,899	1,458,295
Increase in income taxes receivables	(75,875)	(88,991)
Increase in inventories	(284,141)	(248,205)
Decrease (increase) in prepaid expenses and other current assets	60,543	(49,417)
Increase (decrease) in accounts payable	159,583	(426,338)
Increase in accrued salaries, wages and commissions	51,829	32,038
Decrease in vacation accrual	(37,203)	(34,781)
Decrease in ESOP payable	(35,438)	(40,312)
Decrease in other accrued expenses	(50,305)	(143,458)
Increase (decrease) in payroll and other taxes withheld and accrued	2,639	(4,367)
Decrease in income taxes payable	(238,718)	(10,305)
Net cash provided by operating activities	1,634,773	1,439,380

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(40,370)	(107,247)
Proceeds from loan receivable	10,118	4,600
Purchase of investment securities	(1,611,980)	(1,778,000)
Maturity of investment securities	1,010,000	4,128,000
Net cash (used in) provided by investing activities	(632,232)	2,247,353

Cash Flows From Financing Activities:
Sale of treasury stock	58,974	12,081
Dividends on common stock	(487,303)	(481,800)
Proceeds from exercise of stock options	27,344	79,660
Excess tax benefits from share-based compensation	39,028	4,488
Net cash used in financing activities	(361,957)	(385,571)

Increase in cash and cash equivalents	640,584	3,301,162
Cash and cash equivalents, beginning of period	9,695,811	4,475,066
Cash and cash equivalents, end of period	$10,336,395	$7,776,228

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$710,000	$386,000

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.
Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods.  The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation.  Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2011. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

Total stock-based compensation expense recognized in the Statement of Income for the three month period ended September 30, 2011 and 2010, was $16,316 and $16,040, respectively, before income taxes.  The related total deferred tax benefit was approximately $1,489 and $1,328 for the same periods.  ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of September 30, 2011, there was approximately $153,575 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years.  The total deferred tax benefit related to these awards is approximately $16,680.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant.  Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life.  Option grants provide for accelerated vesting if there is a change in control.  Shares issued upon the exercise of options are from those held in Treasury.  The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan").  Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 128,900 have been granted and 106,300 are outstanding as of September 30, 2011.  While no further grants of options may be made under the 2000 Plan, as of September 30, 2011, 53,600 options remain outstanding, vested and exercisable from the 2000 Plan.

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

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the quarter ended:

	September 30,	September 30,
	2011	2010
Dividend yield	3.59%	4.69%
Expected stock price volatility	33.82%	33.13%
Risk-free interest rate	0.64%	1.08%
Expected option life (in years)	3.6 yrs	4.1 yrs
Weighted average fair value per share of options granted during the period	$4.757	$3.335

The Company pays dividends quarterly and anticipates that it will be able to continue to pay dividends in the foreseeable future.  While the Company has paid a special cash dividend of $1.00 per share in each of fiscal years 2011 and 2010, there is no assurance that the Board of Directors will declare a comparable special dividend in fiscal year 2012.  Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the three months ended September 30, 2011:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Option	Price	Term	Value
Balance at July 1, 2011	132,400	$18.62	6.80
Granted	29,100	$19.32	9.90
Exercised	(1,600)	$17.09	--
Forfeited or expired	--	--	--
Outstanding at September 30, 2011	159,900	$18.76	7.15	$595,777
Vested or expected to vest at September 30, 2011	151,522	$18.73	7.03	$578,108
Exercisable at September 30, 2011	100,200	$18.46	5.82	$473,683

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE-Amex on September 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2011.  This amount changes based on the fair market value of the Company’s common stock.  The total intrinsic values of the options exercised during the three months ended September 30, 2011 and 2010 was $9,360 and $3,563, respectively.

Note 4.    Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2011 and 2010.  The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of a pending U.S. government audit the Company has determined a range of possible outcomes none of which the Company believes would have a materially adverse effect on the Company's financial position or results of operations.  In accordance with ASC 450 “Contingencies” the Company has accrued the amount within the range that appears to be its best estimate of a possible outcome.

Index

Note 5.    Recently Issued Accounting Standards

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

FASB Accounting Standards Update 2011-05, "Presentation of Comprehensive Income," was issued in June 2011 to be effective for fiscal years beginning after December 15, 2011. Comprehensive income includes certain items that are recognized as "other comprehensive income" ("OCI") and are excluded from net income. Examples include unrealized gains/losses on certain investments and gains/losses on derivative instruments designated as hedges. Under provisions of the update, the components of OCI must be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. An existing option to present the components of OCI as part of the statement of changes in shareholders' equity is being eliminated. The Company expects the update to have minimal effect on its financial statements.

Note 6.   Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30.  The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP.  All dividends on unallocated shares received by the ESOP are used to pay debt service.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year.  The Company accounts for its ESOP in accordance with FASB ASC 718-40.  Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position.  As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations.  ESOP compensation expense was $127,761 for the three-month period ended September 30, 2011 and $107,033 for the three-month period ended September 30, 2010.  The ESOP shares as of September 30, 2011 and 2010 were as follows:

	September 30,	September 30,
	2011	2010
Allocated Shares	440,023	445,729
Committed-to-be-released shares	5,208	5,417
Unreleased shares	152,292	173,749

Total shares held by the ESOP	597,523	624,895

Fair value of unreleased shares	$3,531,651	$3,752,978

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

Espey services include design and development to specification, build to print, design services, design studies, environmental testing services, metal fabrication, plating and painting services, and development of automatic testing equipment. Espey manufacturing is vertically integrated, meaning that the Company produces individual components (including inductors), populates printed circuit boards, fabricates metalwork, paints, wires, qualifies, and fully tests items, mechanically, electrically and environmentally, in house.  Portions of the manufacturing process are subcontracted to vendors from time to time.

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

New orders received in the first three months of fiscal 2012 were approximately $9.4 million, representing a 38.5% increase from the amount of new orders received in the first three months of fiscal 2011.  These new orders are in line with the Company’s strategy of getting involved in long-term high quantity military and industrial products and are predominately for follow-on production of mature products. The Company's backlog was approximately $40.1 million at September 30, 2011 which includes $27.2 million from two significant customers compared to $31.8 million at September 30, 2010 which included $20.3 million from three significant customers.  The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts.

The sales backlog gives the Company a solid base of future sales. Based upon the backlog and the anticipated fulfillment of orders, management expects net sales revenues in fiscal year 2012 to exceed net sales revenues in fiscal year 2011.  In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $49 million in the aggregate for both repeat and new programs.

Index

The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies.  However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States Department of Defense spending and factors affecting the defense industry and military procurement generally.

Net sales to three significant customers represented 76.3% of the Company's total sales for the three month period ended September 30, 2011 and net sales to three significant customers represented 69.1% of the Company's total sales for the first three month period ended September 30, 2010.  These sales are from long term programs in which the Company is a significant subcontractor.  Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.  Even though our business tends to be concentrated in several customers, the makeup of those customers often changes from year to year.  For several years, management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer.  Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base.  The defense industry itself tends to be concentrated with a few large tier one defense contractors which limits the amount of diversity the Company can achieve with its customer base.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital.  Capital expenditures are expected to be approximately $300,000 for fiscal 2012.  Expectations are that the working capital will be used to fund orders, general operations of the business, and dividend payments.

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

Results of Operations

Net sales for the three months ended September 30, 2011 were $7,993,927 as compared to $6,026,330 for the same period in 2010, representing a 32.7% increase.  The increase for the three months ended September 30, 2011 was primarily due to the shipment of a high power radar system that the Company does not regularly build.

For the three months ended September 30, 2011 and 2010 gross profits were $2,001,808 and $1,650,532, respectively.  Gross profit as a percentage of sales was 25.0% and 27.4%, for the three months ended September 30, 2011 and 2010, respectively.  The primary factors in determining gross profit and net income are overall sales levels and product mix.  The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production.  In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income.  The gross profit percentage decrease in the three months ended September 30, 2011 as compared to September 30, 2010 was primarily the result of one large order shipped during the quarter that had a lower gross profit percentage than the average gross profit percentage from the previous period.  This order was for a high power radar system referred to above.

Index

Selling, general and administrative expenses were $742,867 for the three months ended September 30, 2011; an increase of $50,158, compared to the three months ended September 30, 2010.  The increase for the three months ended September 30, 2011 relates primarily to an increase in salary expense and training seminars.

Interest income for the three months ended September 30, 2011 decreased as compared to the three months ended September 30, 2010 due to decreased interest rates and related interest income on the Company’s cash and cash equivalents and investment securities. Other income decreased due to a decrease in funds received related to an insurance claim.

The Company does not believe there is significant risk associated with its investment policy, since at September 30, 2011 all of the investments were primarily represented by short-term liquid investments.

The effective income tax rate at September 30, 2011 and 2010 was 28.5% and 28.2%, respectively.  The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2011, was $926,904 or $.43 and $.42 per share, basic and diluted, respectively, compared to $753,539 or $.35 per share, both basic and diluted, for the three months ended September 30, 2010.  The increase in net income per share was mainly due to higher sales and gross profit offset by higher general and administrative expenses.

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

The Company's working capital as of September 30, 2011 was approximately $26.8 million. During the three months ended September 30, 2011 and 2010 the Company did not repurchase any shares of its common stock.  Under existing authorizations from the Company's Board of Directors, as of September 30, 2011, management is authorized to purchase an additional $2 million of Company stock.

	Three Months Ended
	September 30,	September 30,
	2011	2010
Net cash provided by operating activities	$1,634,773	$1,439,380
Net cash (used in) provided by investing activities	(632,232)	2,247,353
Net cash used in financing activities	(361,957)	(385,571)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable.  Net cash used in investing activities increased in the first three months of fiscal 2012 due to the amount of investment securities purchased during the current period.  The slight decrease in cash used in financing activities is due primarily to dividends on common stock with the offsetting effect of the sale of treasury stock.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2011 and 2010, the Company expended $40,370 and $107,247, respectively, for plant improvements and new equipment. The Company has budgeted approximately $300,000 for new equipment and plant improvements in fiscal 2012.  Management anticipates that the funds required will be available from current operations.

Index

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2011.

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
For the three-month period ended September 30, 2011, the Company sold 2,331 shares to the ESOP in connection with participants of the ESOP electing to reinvest dividends paid on ESOP shares.  The aggregate gross proceeds from the shares of common stock sold were $19,231.  The securities were sold for cash and the sales were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933.  Proceeds were used for general working capital purposes.

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

November 9, 2011
           Date