Form 10-Q
period 2011-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2012-02-14
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2011

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

At February 14, 2012, there were 2,321,667 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

1

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2011 (Unaudited) and June 30, 2011

	December 31,	June 30,
	2011	2011

ASSETS:

Cash and cash equivalents	$8,736,132	$9,695,811
Investment securities	3,186,431	1,946,214
Trade accounts receivable, net	4,615,864	6,266,765

Inventories:
Raw materials	1,370,140	1,273,582
Work-in-process	1,353,829	1,085,278
Costs relating to contracts in process, net of progress
payments of $24,536 at December 31, 2011 and
$126,361 at June 30, 2011	8,099,985	8,220,200
Total inventories	10,823,954	10,579,060

Deferred income taxes	379,942	360,553
Prepaid expenses and other current assets	85,609	208,904
Total current assets	27,827,932	29,057,307

Property, plant and equipment, net	2,629,786	2,703,014
Loan receivable	87,990	108,303

Total assets	$30,545,708	$31,868,624

See accompanying notes to the financial statements		(Continued)

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2011 (Unaudited) and June 30, 2011

	December 31,	June 30,
	2011	2011

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$1,509,924	$1,453,707
Accrued expenses:
Salaries, wages and commissions	266,276	412,555
Vacation	603,800	623,757
ESOP payable	22,980	—
Other	186,699	121,026
Payroll and other taxes withheld and accrued	44,851	44,085
Income taxes payable	66,047	277,746
Total current liabilities	2,700,577	2,932,876

Deferred income taxes	234,797	270,729
Total liabilities	2,935,374	3,203,605

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares
on December 31, 2011 and June 30, 2011. Outstanding
2,321,667 and 2,320,960 (includes 147,083 and 157,500
Unearned ESOP Shares) on December 31, 2011 and
June 30, 2011, respectively	1,009,958	1,009,958

Capital in excess of par value	14,823,787	14,674,189

Accumulated other comprehensive income/loss	162	—

Retained earnings	21,634,946	22,780,026
	37,468,853	38,464,173

Less: Unearned ESOP shares	(2,275,872)	(2,275,872)

Treasury shares, cost of 708,207 and 708,914 shares on
December 31, 2011 and June 30, 2011, respectively	(7,582,647)	(7,523,282)
Total stockholders’ equity	27,610,334	28,665,019

Total liabilities and stockholders' equity	$30,545,708	$31,868,624

See accompanying notes to the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Statements of Income (Unaudited)

Three and Six Months Ended December 31, 2011 and 2010

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net sales	$8,265,754	$6,581,342	$16,259,681	$12,607,672
Cost of sales	6,083,894	4,956,543	12,076,013	9,332,341
Gross profit	2,181,860	1,624,799	4,183,668	3,275,331

Selling, general and administrative expenses	690,825	743,774	1,433,692	1,436,483

Operating income	1,491,035	881,025	2,749,976	1,838,848

Other income

Interest income	13,303	13,485	23,470	30,309
Other	(10,781)	9,638	16,102	84,686
	2,522	23,123	39,572	114,995

Income before income taxes	1,493,557	904,148	2,789,548	1,953,843

Provision for income taxes	422,694	254,401	791,781	550,557

Net income	$1,070,863	$649,747	$1,997,767	$1,403,286

Net income per share:

Basic	$0.49	$0.30	$0.92	$0.65
Diluted	$0.49	$0.30	$0.91	$0.65

Weighted average number of shares outstanding:

Basic	2,172,601	2,152,270	2,168,401	2,146,859
Diluted	2,200,633	2,185,544	2,198,368	2,169,585

Dividends per share:	$1.2250	$1.2250	$1.4500	$1.4500

See accompanying notes to the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$1,997,767	$1,403,286

Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from share-based compensation	(40,801)	(10,939)
Stock-based compensation	42,425	37,639
Depreciation	215,042	228,767
ESOP compensation expense	251,355	235,408
Loss on disposal of assets	20,624	15
Deferred income tax benefit	(55,321)	18,398
Changes in assets and liabilities:
Decrease in trade receivables, net	1,650,901	1,968,127
(Increase) in income taxes receivable	—	(64,986)
(Increase) in ESOP receivable due to dividends on unallocated shares	—	(24,383)
(Increase) decrease in inventories	(244,894)	149,708
Decrease (increase) in prepaid expenses and other current assets	123,295	(2,172)
Increase (decrease) in accounts payable	56,217	(312,142)
(Decrease) increase in accrued salaries, wages and commissions	(146,279)	5,150
Decrease in vacation accrual	(19,957)	(31,293)
Decrease in ESOP payable	(228,375)	(235,408)
Increase (decrease) in other accrued expenses	65,673	(77,732)
Increase (decrease) in payroll & other taxes withheld and accrued	766	(3,758)
Decrease in income taxes payable	(170,898)	(3,854)
Net cash provided by operating activities	3,517,540	3,279,831

Cash Flows From Investing Activities:
Additions to property, plant & equipment	(162,438)	(543,613)
Proceeds from loan receivable	20,313	11,546
Purchase of investment securities	(2,700,343)	(2,498,000)
Maturity of investment securities	1,460,288	5,712,000
Net cash (used in) provided by investing activities	(1,382,180)	2,681,933

Cash Flows From Financing Activities:
Sale of treasury stock	58,975	12,081
Dividends on common stock	(3,142,847)	(3,115,472)
Purchase of treasury stock	(103,346)	(83,662)
Proceeds from exercise of stock options	51,378	161,688
Excess tax benefits from share-based compensation	40,801	10,939
Net cash used in financing activities	(3,095,039)	(3,014,426)

(Decrease) increase in cash and cash equivalents	(959,679)	2,947,338
Cash and cash equivalents, beginning of period	9,695,811	4,475,066
Cash and cash equivalents, end of period	$8,736,132	$7,422,404

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$1,018,000	$601,000

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

Total stock-based compensation expense recognized in the Statement of Income for the three month period ended December 31, 2011 and 2010, was $26,109 and $21,599, respectively, before income taxes. The related total deferred tax benefit was approximately $2,821 and $1,834 for the three month period ended December 31, 2011 and 2010, respectively. Total stock-based compensation expense recognized in the Statement of Income for the six month period ended December 31, 2011 and 2010, was $42,425 and $37,639, respectively, before income taxes. The related total deferred tax benefit was approximately $4,310 and $3,162 for the six month period ended December 31, 2011 and 2010, respectively. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of December 31, 2011, there was approximately $127,500 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years. The total deferred tax benefit related to these awards is approximately $13,954.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares were authorized for issuance under the 2007 Plan, of which 128,900 have been granted and 105,300 are outstanding as of December 31, 2011. While no further grants of options may be made under the 2000 Plan, as of December 31, 2011, 53,200 options remain outstanding, vested and exercisable from the 2000 Plan.

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

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the six months ended:

	December 31,	December 31,
	2011	2010
Dividend yield	3.59%	4.69%
Expected stock price volatility	33.82%	33.13%
Risk-free interest rate	0.64%	1.08%
Expected option life (in years)	3.7 yrs	4.1 yrs
Weighted average fair value per share of options granted during the period	$4.757	$3.335

The Company pays dividends quarterly and anticipates that it will be able to continue to pay dividends in the foreseeable future. While the Company has paid a special cash dividend of $1.00 per share in each of fiscal years 2012 and 2011, there is no assurance that the Board of Directors will declare a comparable special dividend in fiscal year 2013. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2011:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Option	Price	Term	Value
Balance at July 1, 2011	132,400	$18.62	6.80
Granted	29,100	$19.32	9.65
Exercised	(3,000)	$17.13	—
Forfeited or expired	—	—	—
Outstanding at December 31, 2011	158,500	$18.77	6.91	$602,873
Vested or expected to vest at December 31, 2011	150,210	$18.75	6.78	$585,034
Exercisable at December 31, 2011	98,800	$18.48	5.56	$477,107

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE-Amex on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2011. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the three months ended December 31, 2011 and 2010 was $15,535 and $26,324, respectively.

Note 4. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2011 and 2010. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of a pending U.S. government audit the Company has determined a range of possible outcomes none of which the Company believes would have a materially adverse effect on the Company's financial position or results of operations.  In accordance with ASC 450 “Contingencies” the Company has accrued the amount within the range that appears to be its best estimate of a possible outcome.

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

FASB Accounting Standards Update 2011-05, "Presentation of Comprehensive Income," was issued in June 2011 to be effective for fiscal years beginning after December 15, 2011. Comprehensive income includes certain items that are recognized as "other comprehensive income" ("OCI") and are excluded from net income. Examples include unrealized gains/losses on certain investments and gains/losses on derivative instruments designated as hedges. Under provisions of the update, the components of OCI must be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. An existing option to present the components of OCI as part of the statement of changes in shareholders' equity is being eliminated. The Company expects the update to have minimal effect on its financial statements. The FASB recently issued Accounting Standards Update (ASU 2011-12) that defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration.

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $123,594 and $128,375 for the three month periods ended December 31, 2011 and 2010, respectively. ESOP compensation expense was $251,355 and $235,408 for the six month periods ended December 31, 2011 and 2010, respectively. The ESOP shares as of December 31, 2011 and 2010 were as follows:

	December 31,	December 31,
	2011	2010
Allocated Shares	435,399	442,067
Committed-to-be-released shares	10,417	10,833
Unreleased shares	147,083	168,333
Total shares held by the ESOP	592,899	621,233
Fair value of unreleased shares	$3,428,505	$3,999,592

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

New orders received in the first six months of fiscal 2012 were approximately $13.8 million, representing a 44% decrease over the amount of new orders received in the first six months of fiscal 2011. These orders are in line with the Company’s strategy of getting involved in long-term high quantity military and industrial products and are predominately for follow-on production of mature products. The Company's backlog was $36.1 million at December 31, 2011 which includes $25.6 million from two customers, compared to $42.9 million at December 31, 2010 which included $32.2 million from three significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts.

The sales backlog gives the Company a solid base of future sales. Based upon the backlog and the anticipated schedule for the fulfillment of orders, management expects net sales revenues in fiscal year 2012 to exceed net sales revenues in fiscal year 2011. In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $51.1 million in the aggregate for both repeat and new programs. Approximately $31.7 and $19.4 are for repeat and new programs, respectively.

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

Net sales to two significant customers represented 59.5% of the Company’s total sales for the three-month period ended December 31, 2011 and net sales to three significant customers represented 67.2% of the Company’s total sales for the three-month period ended December 31, 2010. Net sales to three significant customers represented 67.9% and 66.4% of the Company’s total sales for the six-month periods ended December 31, 2011 and 2010, respectively. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Even though our business tends to be concentrated in several customers, the makeup of those customers often changes from year to year. For several years, management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base. The defense industry itself tends to be concentrated with a few large tier one defense contractors which limits the amount of diversity the Company can achieve with its customer base.

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

Results of Operations

Net sales for the three months ended December 31, 2011 were $8,265,754 as compared to $6,581,342 for the same period in 2010, representing a 25.6% increase. Net sales for the six months ended December 31, 2011 were $16,259,681 as compared to $12,607,672 for the same period in 2010, representing a 29% increase. The increase for the three months ended December 31, 2011 was primarily the result of increased power supply shipments on existing programs for major customers. The increase for the six months ended December 31, 2011 was primarily due to the shipment of a high power radar system that the Company does not regularly build and an overall increase in power supply shipments on repeat programs.

For the three months ended December 31, 2011 and 2010 gross profits were $2,181,860 and $1,624,799, respectively. Gross profit as a percentage of sales was 26.4% and 24.7%, for the three months ended December 31, 2011 and 2010, respectively. For the six months ended December 31, 2011 and 2010 gross profits were $4,183,668 and $3,275,331, respectively. Gross profit as a percentage of sales was 25.7% and 26.0%, for the six months ended December 31, 2011 and 2010, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income. The increased gross profit in the three months ended December 31, 2011, was primarily the result of higher net sales on mature programs with only minor cost overruns related to loss contracts. The slight gross profit percentage decrease in the six months ended December 31, 2011 as compared to December 31, 2010 was primarily the result of one large order shipped during the quarter that had a lower gross profit percentage than the average gross profit percentage from the previous period. This order was for a high power radar system referred to above.

Selling, general and administrative expenses were $690,825 for the three months ended December 31, 2011; a decrease of $52,949, compared to the three months ended December 31, 2010. Selling, general and administrative expenses were $1,433,692 for the six months ended December 31, 2011; a decrease of $2,791 compared to the six months ended December 31, 2010. The decrease for the three months ended December 31, 2011, relates primarily to a decrease in relocation expenses for certain employees and salary expense.

Interest income for the three months ended December 31, 2011 remained consistent when compared to the three months ended December 31, 2010, due to a leveling of interest rates and related interest income on the Company’s cash and cash equivalents and investment securities. For the six months ended December 31, 2011 other income decreased due to a decrease in funds received related to an insurance claim.

The Company does not believe there is significant risk associated with its investment policy, since at December 31, 2011 all of the investments were primarily represented by short-term liquid investments.

The effective income tax rate at December 31, 2011 and 2010 was 28.4% and 28.2%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended December 31, 2011, was $1,070,863 or $0.49 per share, both basic and diluted compared to $649,747 or $0.30 per share, both basic and diluted, for the three months ended December 31, 2010. Net income for the six months ended December 31, 2011, was $1,997,767 or $0.92 and $0.91 per share, basic and diluted, respectively compared to $1,403,286 or $0.65 per share, both basic and diluted, for the six months ended December 31, 2010. The increase in net income per share for the three and six months ended December 31, 2011 was mainly due to higher sales and gross profit and lower general and administrative expenses.

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

The Company's working capital as of December 31, 2011 and 2010 was approximately $25.1million and $24.0 million, respectively. During the three and six months ended December 31, 2011 and 2010 the Company repurchased 4,624 and 3,548 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $103,346 and $83,662, respectively. Under existing authorizations from the Company's Board of Directors, as of December 31, 2011, management is authorized to purchase an additional $1,896,654 million of Company stock.

	Six Months Ended
	December 31,	December 31,
	2011	2010
Net cash provided by operating activities	$3,517,540	$3,279,831
Net cash (used in) provided by investing activities	(1,382,180)	2,681,933
Net cash used in financing activities	(3,095,039)	(3,014,426)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities increased in the first six months of fiscal 2012 due to the amount of investment securities purchased during the current period.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2011 and 2010, the Company expended $162,438 and $543,613, respectively, for plant improvements and new equipment. The Company had budgeted approximately $300,000 for new equipment and plant improvements in fiscal 2012. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. The Company had no contingent liabilities on outstanding standby letters of credit agreements at each of December 31, 2011 and December 31, 2010.

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

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Securities Sold -	For the three and six month period ended December 31, 2011, the Company sold 0 and 2,331 shares to the ESOP, respectively. The aggregate gross proceeds from the shares of common stock sold were $0 and $19,231, respectively. The securities were sold for cash and the sales were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933. Proceeds were used for general working capital purposes.

(c)	Securities Repurchased

Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
December 1 to
December 31, 2011	4,624	$22.35	4,624	$1,896,653

(1) Pursuant to a prior Board of Directors authorization, as of December 31, 2011 the Company can repurchase up to $1,896,653 of its common stock pursuant to an ongoing plan.

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

February 14, 2012

          Date

