Form 10-Q
period 2012-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2012-05-10
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

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

☐ Yes     ☒ No

At May 10, 2012, there were 2,320,822 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2012 (Unaudited) and June 30, 2011

	March 31,	June 30,
	2012	2011

ASSETS:

Cash and cash equivalents	$9,870,589	$9,695,811
Investment securities	3,488,847	1,946,214
Trade accounts receivable, net	3,469,608	6,266,765

Inventories:
Raw materials	1,444,204	1,273,582
Work-in-process	792,954	1,085,278
Costs relating to contracts in process, net of advance
payments of $231,666 at March 31, 2012 and
$126,361 at June 30, 2011	9,191,851	8,220,200
Total inventories	11,429,009	10,579,060

Deferred income taxes	390,882	360,553
Prepaid expenses and other current assets	222,907	208,904
Total current assets	28,871,842	29,057,307

Property, plant and equipment, net	2,590,832	2,703,014
Loan receivable	77,719	108,303

Total assets	$31,540,393	$31,868,624

See accompanying notes to the financial statements.

(Continued)

Index

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2012 (Unaudited) and June 30, 2011

	March 31,	June 30,
	2012	2011

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$1,482,776	$1,453,707
Accrued expenses:
Salaries, wages and commissions	305,387	412,555
Vacation	676,165	623,757
ESOP payable	112,439	—
Other	137,724	121,026
Payroll and other taxes withheld and accrued	45,528	44,085
Income taxes payable	176,272	277,746
Total current liabilities	2,936,291	2,932,876

Deferred income taxes	216,831	270,729
Total liabilities	3,153,122	3,203,605

Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; issued 3,029,874 shares
on March 31, 2012 and June 30, 2011. Outstanding
2,320,822 and 2,320,960 (includes 141,875 and 157,500
Unearned ESOP Shares on March 31, 2012 and
June 30, 2011, respectively)	1,009,958	1,009,958

Capital in excess of par value	14,856,933	14,674,189

Accumulated other comprehensive income/loss	1,813	—

Retained earnings	22,410,871	22,780,026
	38,279,575	38,464,173

Less: Unearned ESOP shares	(2,275,872)	(2,275,872)

Treasury shares, cost of 709,052 shares on March
31, 2012 and 708,914 shares on June 30, 2011	(7,616,432)	(7,523,282)
Total stockholders’ equity	28,387,271	28,665,019

Total liabilities and stockholders' equity	$31,540,393	$31,868,624

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Income (Unaudited)

Three and Nine Months Ended March 31, 2012 and 2011

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net sales	$7,661,946	$7,005,795	$23,921,627	$19,613,467
Cost of sales	5,257,556	4,958,639	17,333,569	14,290,980
Gross profit	2,404,390	2,047,156	6,588,058	5,322,487

Selling, general and
administrative expenses	663,625	663,544	2,097,317	2,100,027

Operating income	1,740,765	1,383,612	4,490,741	3,222,460

Other income (expense)

Interest and dividend income	13,926	13,616	37,396	43,925
Other	7,492	13,048	23,594	97,734
	21,418	26,664	60,990	141,659

Income before income taxes	1,762,183	1,410,276	4,551,731	3,364,119

Provision for income taxes	499,320	398,245	1,291,101	948,802

Net income	$1,262,863	$1,012,031	$3,260,630	$2,415,317

Net income per share:

Basic	$.58	$.47	$1.50	$1.12
Diluted	$.58	$.46	$1.48	$1.11

Weighted average number of
shares outstanding:

Basic	2,174,640	2,157,427	2,170,466	2,150,330
Diluted	2,196,366	2,181,559	2,197,677	2,173,518

Dividends per share:	$.2250	$.2250	$1.6750	$1.6750

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2012 and 2011

	March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$3,260,630	$2,415,317

Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from share-based compensation	(40,801)	(10,939)
Stock-based compensation	68,499	54,374
Depreciation	321,144	349,723
ESOP compensation expense	376,251	361,941
Loss on disposal of assets	21,297	15
Deferred income tax	(84,227)	27,751
Changes in assets and liabilities:
Decrease in trade receivables, net	2,797,157	1,768,073
Increase in inventories	(849,949)	(434,354)
(Increase) decrease in prepaid expenses and other current assets	(14,003)	6,525
Increase (decrease) in accounts payable	29,069	(565,307)
(Decrease) increase in accrued salaries, wages and commissions	(107,168)	74,159
Increase in vacation accrual	52,408	23,082
Decrease in ESOP payable	(263,812)	(300,104)
Increase (decrease) in other accrued expenses	16,698	(75,445)
Increase (decrease) in payroll & other taxes withheld and accrued	1,443	(2,613)
(Decrease) increase in income taxes payable	(60,673)	115,052
Net cash provided by operating activities	5,523,963	3,807,250

Cash Flows From Investing Activities:
Additions to property, plant & equipment	(230,259)	(590,503)
Payment for loan receivable	—	(125,000)
Proceeds from loan receivable	30,584	18,200
Purchase of investment securities	(3,663,325)	(2,690,000)
Maturity of investment securities	2,122,505	6,960,000
Net cash (used in) provided by investing activities	(1,740,495)	3,572,697

Cash Flows From Financing Activities:
Sale of treasury stock	58,975	12,081
Dividends on common stock	(3,629,785)	(3,598,589)
Purchase of treasury stock	(143,731)	(575,246)
Proceeds from exercise of stock options	65,050	267,436
Excess tax benefits from share-based compensation	40,801	10,939
Net cash used in financing activities	(3,608,690)	(3,883,379)

Increase in cash and cash equivalents	174,778	3,496,568
Cash and cash equivalents, beginning of period	9,695,811	4,475,066
Cash and cash equivalents, end of period	9,870,589	7,971,634

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$1,436,000	$806,000

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

Total stock-based compensation expense recognized in the Statement of Income for the three month period ended March 31, 2012 and 2011, was $26,074 and $16,735, respectively, before income taxes. The related total deferred tax benefit was approximately $2,726 and $1,427 for the three month period ended March 31, 2012 and 2011, respectively. Total stock-based compensation expense recognized in the Statement of Income for the nine month period ended March 31, 2012 and 2011, was $68,499 and $54,374, respectively, before income taxes. The related total deferred tax benefit was approximately $7,036 and $4,589 for the nine month period ended March 31, 2012 and 2011, respectively. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of March 31, 2012, there was approximately $101,426 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.5 years. The total deferred tax benefit related to these awards is approximately $11,228.

Index

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares were authorized for issuance under the 2007 Plan, of which 128,900 have been granted and 104,250 are outstanding as of March 31, 2012. While no further grants of options may be made under the 2000 Plan, as of March 31, 2012, 53,200 options remain outstanding, vested and exercisable from the 2000 Plan.

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

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the nine months ended:

	2012	2011
Dividend yield	3.59%	4.69%
Expected stock price volatility	33.82%	33.13%
Risk-free interest rate	0.64%	1.08%
Expected option life (in years)	3.7yrs	4.1yrs
Weighted average fair value per share of options granted during the period	$4.757	$3.335

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

The following table summarizes stock option activity during the nine months ended March 31, 2012:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Option	Price	Term	Value
Balance at July 1, 2011	132,400	$18.62	6.80
Granted	29,100	$25.10	9.40
Exercised	(3,800)	$17.12	—
Forfeited or expired	(250)	$25.10	—
Outstanding at March 31, 2012	157,450	$19.84	6.65	$783,081
Vested or expected to vest at March 31, 2012	149,203	$19.72	6.53	$758,992
Exercisable at March 31, 2012	98,800	$18.49	5.30	$613,251

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the company’s common stock as reported on the NYSE-Amex on March 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2012. This amount changes based on the fair market value of the company’s common stock. The total intrinsic values of the options exercised during the nine months ended March 31, 2012 and 2011 was $21,089 and $66,929, respectively.

Index

Note 4. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2012 and 2011. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of a pending U.S. government audit the Company has determined a range of possible outcomes none of which the Company believes would have a materially adverse effect on the Company's financial position or results of operations.  In accordance with ASC 450 “Contingencies” the Company has accrued the amount within the range that appears to be its best estimate of a possible outcome.

Note 5. Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, topic 820, “Fair Value Measurement,” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance was to be applied prospectively and is effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $124,896 and $126,533 for the three month periods ended March 31, 2012 and 2011, respectively. ESOP compensation expense was $376,251 and $361,941 for the nine month periods ended March 31, 2012 and 2011, respectively. The ESOP shares as of March 31, 2012 and 2011 were as follows:

Index

	March 31,	March 31,
	2012	2011
Allocated Shares	433,754	422,273
Committed-to-be-released shares	15,625	16,250
Unreleased shares	141,875	162,916

Total shares held by the ESOP	591,254	601,439

Fair value of unreleased shares	$3,511,406	$4,066,383

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

Espey services include design and development to specification, build to print, design services, design studies, environmental testing services, metal fabrication, painting services, and development of automatic testing equipment. Espey is vertically integrated, meaning that the Company produces individual components (including inductors), populates printed circuit boards, fabricates metalwork, paints, wires, qualifies, and fully tests items, mechanically, electrically and environmentally, in house. Portions of the manufacturing process are subcontracted to vendors from time to time.

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

Index

New orders received in the first nine months of fiscal 2012 were approximately $22.2 million, which was 26% less than the amount of new orders received in the first nine months of fiscal 2011. Due to the uncertain timing of receipt of new orders, particularly large orders, period to period comparisons are not necessarily indicative of business trends.

The new orders were predominantly in line with our strategy of getting involved in products incidental to long-term, high quantity military and industrial products and represented follow-on production of mature products. We are able to be more price-competitive in responding to repeat orders for long-term projects because our early stage design costs have already been absorbed. Conversely, we believe that a principal impediment to our receipt of awards of products in connection with new programs has been our pricing reflecting the inclusion of up-front design costs. Accordingly, we are in the process of re-examining our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

The expected decrease in defense spending has also enhanced the competitive environment and pricing pressures. Substantially all of our business is attributable to component manufacturing for large military and industrial programs. As the prime contractors incur greater competition for fewer defense programs, we expect corollary pricing pressure at the sub-contractor level.

Our competitive edge in pricing for repeat programs has two associated risks: (i) customer concentration and (ii) customer strategies of diffusing reliance on single-sourcing for component products. The latter also presents opportunities for the Company with prime contractors with whom we do not currently have significant business relationships.

The Company’s backlog was $36.9 million at March 31, 2012, which included $24.4 million from two customers compared to $41.5 million at March 31, 2011, which included $29.9 million from three significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under prior contracts.

The sales backlog gives the Company a solid base of future sales. Based upon the backlog and our anticipated schedule for the fulfillment of orders, management expects net sales revenues in fiscal year 2012 to exceed fiscal year 2011 net sales revenues and believes that we have a sound foundation for sales in fiscal year 2013.

In addition to the backlog, we currently have outstanding quotations of $41.3 million in connection with repeat programs and $2.7 million for new programs. However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States Department of Defense spending and factors affecting the defense industry and military procurement generally.

Net sales to two significant customers represented 67.9% and 69.7% of the Company’s total sales for the three month periods ended March 31, 2012 and 2011, respectively. Net sales to two significant customers represented 59.6% and 61.1% of the Company’s total sales for the nine month periods ended March 31, 2012 and 2011, respectively. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Even though our business tends to be concentrated in several customers, the makeup of those customers sometimes changes from year to year.

Our strategic objective, associated with our pricing review noted above, is to broaden our customer base and thereby lower the concentration of sales, mitigate excessive reliance upon a single major product of a particular program and minimize the impact of the loss of a single significant customer. However, the defense industry itself tends to be concentrated with a few large tier one defense contractors which limits the amount of diversity the Company can achieve with our military customer base.

Management, along with our Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $300,000 for fiscal year 2012, of which $230,259 was expended through March 31, 2012. We believe that our working capital will be adequate to fund orders, general operations of the business, and regular dividend payments, consistent with past practice.

Index

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

Results of Operations

Net sales for the three months ended March 31, 2012 were $7,661,946 as compared to $7,005,795 for the same period in 2011, representing a 9.4% increase. Net sales for the nine months ended March 31, 2012 were $23,921,627 as compared to $19,613,467 for the same period in 2011, representing a 22% increase. Generally, these fluctuations can be attributed to the contract specific nature of the Company's business. The increase for the three months ended March 31, 2012 was primarily the result of increased transformer shipments on existing programs offset by a decrease in power supply shipments. The increase for the nine months ended March 31, 2012 was primarily due to the shipment of a high power radar system that the Company does not regularly build and an overall increase in power supply shipments on repeat programs for major customers.

For the three months ended March 31, 2012 and 2011 gross profits were $2,404,390 and $2,047,156, respectively. Gross profit as a percentage of sales was 31.4% and 29.2%, for the three months ended March 31, 2012 and 2011, respectively. For the nine months ended March 31, 2012 and 2011 gross profits were $6,588,058 and $5,322,487, respectively. Gross profit as a percentage of sales was 27.5% and 27.1%, for the nine months ended March 31, 2012 and 2011, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income. The increased gross profit in the three months ended March 31, 2012, was primarily the result of higher net sales on mature programs with only minor cost overruns related to loss contracts. The slight gross profit percentage increase in the nine months ended March 31, 2012 as compared to March 31, 2011 was primarily the result of higher net sales on mature programs offset by one large order shipped during the first quarter that had a lower gross profit percentage than the average gross profit percentage from the previous period. This order was for a high power radar system.

Selling, general and administrative expenses remained consistent and were $663,625 and $663,544 for the three months ended March 31, 2012 and March 31, 2011, respectively. Selling, general and administrative expenses remained consistent and were $2,097,317 and $2,100,027 for the nine months ended March 31, 2012 and March 31, 2011, respectively.

Interest and dividend income for the three months ended March 31, 2012 remained consistent when compared to the three months ended March 31, 2011, due to a leveling of interest rates and related interest income on the Company’s cash and cash equivalents and investment securities. For the nine months ended March 31, 2012 other income decreased due to a decrease in funds received related to an insurance claim.

The effective income tax rate at March 31, 2012 and 2011 was 28.4% and 28.2%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Index

Net income for the three months ended March 31, 2012, was $1,262,863 or $.58 per share, both basic and diluted compared to $1,012,031 or $.47 and $.46 per share, basic and diluted, respectively, for the three months ended March 31, 2011. Net income for the nine months ended March 31, 2012, was $3,260,630 or $1.50 and $1.48 per share, basic and diluted, respectively, compared to $2,415,317 or $1.12 and $1.11 per share, basic and diluted, respectively, for the nine months ended March 31, 2011. The increase in net income per share for the three and nine months ended March 31, 2012 was mainly due to higher sales and gross profit.

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

The Company's working capital as of March 31, 2012 and 2011 was approximately $25.9 million and $24.1 million, respectively. During the three months ended March 31, 2012 and 2011 the Company repurchased 1,645 and 19,794 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $40,385 and $491,584, respectively. During the nine months ended March 31, 2012 and 2011 the Company repurchased 6,269 and 23,342 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") for a total purchase price of $143,731 and $575,246, respectively. Under existing authorizations from the Company's Board of Directors, as of March 31, 2012, management is authorized to purchase an additional $1,856,268 of Company stock.

	Nine Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$5,523,963	$3,807,250
Net cash (used in) provided by investing activities	(1,740,495)	3,572,697
Net cash used in financing activities	(3,608,690)	(3,883,379)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities increased in the first nine months of fiscal 2012 due to the amount of investment securities purchased during the current period. The decrease in cash used in financing activities is due primarily to a decreased purchase of Treasury Stock.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2012 and 2011, the Company expended $230,259 and $590,503, respectively, for plant improvements and new equipment. The Company had budgeted approximately $300,000 for new equipment and plant improvements in fiscal 2012. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2012 and March 31, 2011.

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

Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold - For the three and nine month period ended March 31, 2012, the Company sold 0 and 2,331 shares to the ESOP respectively. The aggregate gross proceeds from the shares of common stock sold were $0 and $19,231 respectively. The securities were sold for cash and the sales were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933. Proceeds were used for general working capital purposes.
(c)	Securities Repurchased

Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
March 1 to March 31, 2012	1,645	$24.55	1,645	$1,856,268
(1)	Pursuant to a prior Board of Directors authorization, as of March 31, 2012 the Company can repurchase up to $1,856,268 of its common stock pursuant to an ongoing plan.
Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
13

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ Mark St. Pierre
Mark St. Pierre, President and
Chief Executive Officer

/s/ David O'Neil
David O'Neil, Treasurer and
Principal Financial Officer

May10, 2012

     Date

