Form 10-K
period 2012-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2012-09-13
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 – K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 1-4383

ESPEY MFG. & ELECTRONICS CORP.

(Exact name of registrant as specified in its charter)

NEW YORK	14-1387171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

233 Ballston Avenue, Saratoga Springs, NY 12866

(Address of principal executive offices including Zip Code)

(Registrant's telephone number including area code) (518)245-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.33-1/3 par value	NYSE MKT
Common Stock Purchase Rights	NYSE MKT

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

☐ Yes     ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $36,266,980 million based upon the closing sale price of $23.31 on the NYSE MKT on December 30, 2011.

At September 13, 2012, there were 2,324,422 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

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

PART I

Item 1. Business

General

Espey Mfg. & Electronics Corp. (“Espey”) is a power electronics design and original equipment manufacturing (OEM) company with a long history of developing and delivering highly reliable products for use in military and severe environment applications. All design, manufacturing, and testing is performed in our 150,000+ square foot facility located at 233 Ballston Ave, Saratoga Springs, New York. Espey is classified as a “smaller reporting company” for purposes of the reporting requirements under the Securities Exchange Act of 1934, as amended. Espey’s common stock is publicly-traded on the NYSE MKT under the symbol “ESP.”

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

In the fiscal years ended June 30, 2012 and 2011, the Company's total sales were $32,037,357and $29,499,504, respectively. Sales to two customers accounted for 37% and 23% of total sales in 2012. Sales to two customers accounted for 31% and 31% of total sales in 2011. A loss of a significant customer could negatively impact the financial performance of the Company.

Export sales in 2012 and 2011 were approximately $5,085,000 and $4,769,000, respectively.

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

Sales Backlog

At September 13, 2012, the Company's backlog was approximately $46.6 million. The total backlog at June 30, 2012 was approximately $50.8 million compared to approximately $38.7 million at June 30, 2011. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at June 30, 2012 is approximately $48.6 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $2.3 million and represents firm multi-year orders for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at June 30, 2011 was zero. The Company's backlog and risks associated with government contracts is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

It is presently anticipated that a minimum of $30 million of orders comprising the June 30, 2012 backlog will be filled during the fiscal year ending June 30, 2013. The minimum of $30 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2013. The estimate of the June 30, 2012 backlog to be shipped in fiscal 2013 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

The Company’s sales do not represent a significant portion of market share for any class of its products. We experience competition for all classes of our products ranging from divisions of multi-national electronics manufacturers to single facility businesses similar to the Company. The principal competitive factors for both military and industrial products are price, product performance, and the experience of a particular firm in dealing with a particular product or class of product.

The concentration of our business in equipment for military applications exposes us to on-going associated risks including, without limitation, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, and the potential of governmental termination of orders for convenience.

Our business is not seasonal. In addition, we believe that general recessionary economic conditions do not adversely affect defense industry business and therefore have not impacted our business. Conversely, however, the political climate in the United States of the past several years, associated with general economic conditions, and the resulting budgetary legislation including, most notably, the Budget Control Act of 2011 which may mandate automatic defense-related spending cuts have, in our view, contributed to a more complex competitive environment than we have experienced previously.

Notwithstanding anticipated cutbacks in spending military as a result of both general budgetary conditions and the reduction of the United States military presence in both Iraq and Afghanistan, we believe that there are factors which may mitigate the impact on the Company such as the following:

•	Budget cuts will most likely come from expensive platforms and personnel (especially in overseas deployments) which are not core components of our business strategy. Furthermore, cuts to big budget “marquis” programs tend to favor the legacy programs and upgrades to legacy programs, which are Espey’s focus.
•	In those situations where an upgrade of a legacy system is regarded as more cost-effective than development of a new system, our experience is that functionality and therefore the electrical power requirement is generally increased, resulting in more demand for Espey’s products.
•	It is unlikely that the U.S. will cede its leadership role in military affairs worldwide when political stability or sea lanes are at risk, and this fact is likely to mitigate any action leading to more than marginal cuts to defense spending.
•	We expect to maintain 20% - 25% of our sales to non-defense applications, which is a hedge against defense spending cuts.

However, our experience in the course of the last fiscal year is that as the prospects of defense spending cuts have increased and the general economic conditions have not improved, new incidents of competition have arisen. Based upon discussions with our major customers, we believe that many of our competitors are investing in and paying for design costs and lowering margins in order to maintain business and take away market share from other manufacturers. This change in the market place has put pressure on our management to review the pricing on our current legacy program products to enable us to retain such repeat business, and will likely result in lower margins on some of our legacy business and the necessity to incur larger upfront investments in order to be competitive in the development of new products.

Research and Development

The Company's expenditures for research and development were approximately $139,576 and $50,103 in fiscal 2012 and 2011, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvements of existing products. A majority of these expenditures relate to research that is required by Espey engineers to support a request for a quotation from a customer having a product-specific custom need usually associated with stringent size and weight requirements.

Employees

The Company had 162 employees as of September 13, 2012. Approximately 40% of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. A new collective bargaining agreement was approved in July 2012. The three-year agreement expires on June 30, 2015. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2012, and the Company believes will not in fiscal year 2013, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

The Company’s U.S. Government contract and subcontract orders are funded by government budgets, which operate on an October-to-September fiscal year. Normally, in February of each year, the President of the United States presents to Congress a proposed budget for the upcoming fiscal year. This budget includes recommended appropriations for every Federal agency and is the result of months of policy and program reviews throughout the executive branch. From February through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year in appropriations and authorization legislation. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.

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

The Company's entire operation, including administrative, manufacturing and engineering facilities, is located in Saratoga Springs, New York.

The Saratoga Springs plant, which the Company owns, consists of various adjoining one-story buildings on a 22 acre site, approximately eight acres of which is unimproved. The property is not subject to mortgage indebtedness or any other material encumbrance. The plant has a sprinkler system throughout and contains approximately 151,000 square feet of floor space, of which 90,000 is used for manufacturing, 24,000 for engineering, 33,000 for shipping and climatically secured storage, and 4,000 for offices. The offices, engineering and some manufacturing areas are air-conditioned. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, impregnation and spray-painting operations. The manufacturing operation also includes a complete machine shop, with welding and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. In addition to meeting all of the Company's in-house needs, the machine shop and environmental facilities are available to other companies on a contract basis.

Item 3.	Legal Proceedings

None

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE MKT (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2012	High	Low
First Quarter	$27.00	$19.40
Second Quarter	25.54	19.80
Third Quarter	25.55	22.00
Fourth Quarter	27.10	24.42
2011
First Quarter	22.50	18.13
Second Quarter	25.83	21.00
Third Quarter	25.87	19.50
Fourth Quarter	29.20	23.22

Holders

The approximate number of holders of record of the common stock was 97 on September 13, 2012 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on common stock of $1.90 per share for the fiscal years ended June 30, 2012 and 2011, which included a special dividend of $1.00 per share during each such fiscal year. The Board of Directors has authorized the payment of a fiscal 2013 first quarter dividend of $.225 payable September 10, 2012 to shareholders of record on September 28, 2012. Our Board of Directors assesses the Company’s dividend policy periodically and we anticipate that regular quarterly dividends will be paid for the foreseeable future. There is no assurance, however, that the Board of Directors will either increase the amount of the regular cash dividend or declare a special dividend during the fiscal year ending June 30, 2013 or any future years.

During fiscal 2012, the Company sold common stock to certain employees and directors as they exercised existing stock options granted under a shareholder approved plan. During the year, 3,800 shares were sold at prices that ranged from $17.09 a share to $17.36 a share. The securities were sold for cash. Proceeds are used for general working capital purposes.

The Company did not make any open market purchases of equity securities in the fiscal 2012 fourth quarter.

The following table sets forth information as of June 30, 2012 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	187,050	$20.69	252,150
Equity compensation
plans not approved
by security holders	—		—
Total	187,050		252,150

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal 2013 to increase over fiscal year 2012. Expectations are for product mix and margins to remain favorable for fiscal year 2013. During fiscal 2012 new orders received by the Company were approximately $44.4 million. The order backlog of approximately $50.8 million at June 30, 2012 gives the Company a solid base of future sales. It is presently anticipated that a minimum of $30 million of orders comprising the June 30, 2012 backlog will be filled during the fiscal year ending June 30, 2013. The minimum of $30 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2013. See discussions below for further detail on the customer mix included in the backlog.

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

Two significant customers represented 60% and 62% of the Company's total sales in fiscal 2012 and 2011, respectively. These sales are in connection with multiyear programs in which the Company is a significant subcontractor. The June 30, 2012 backlog of $50.8 million includes orders from two customers that represent 52% and 10% of the total backlog. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. For several years, management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base. The Company currently has a very high concentration level with two customers and this presents significant risk.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $200,000 for fiscal 2013. Expectations are that the working capital will be required to fund orders, dividend payments, and general operations of the business. From time to time, management along with the Mergers and Acquisitions Committee of the Board of Directors examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines. The criteria for consideration are synergies with the Company’s existing product base and accretion to earnings.

Results of Operations

Net Sales for fiscal years ended June 30, 2012 and 2011, were $32,037,357 and $29,499,504, respectively, an 8.6% increase. This increase can be attributed to the contract specific nature of the Company’s business and the timing of deliveries on these contracts. More specifically, shipments of power supplies increased by approximately $1.4 million while transformers increased by approximately $1.9 million.

For the fiscal years ended June 30, 2012 and 2011 gross profits were $8,820,163 and $8,206,199, respectively. Gross profit as a percentage of sales remained consistent at 27.5% and 27.8%, for fiscal 2012 and 2011, respectively. The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher as compared to products that are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs including loss contracts, has a significant impact on gross profit and net income. The increased gross profit in fiscal 2012 as compared to fiscal 2011 was primarily the result of increased sales volume.

Employment of full time equivalents at June 30, 2012 and June 30, 2011 was 165 people.

Selling, general and administrative expenses were $2,828,409 for the fiscal year ended June 30, 2012, a decrease of $77,507, or 2.7% as compared to the prior year. The decrease for fiscal 2012 relates primarily to a decrease in salary expense as well as relocation and transportation cost decreases.

Other income for the fiscal years ended June 30, 2012 and 2011 was $89,702 and $81,259, respectively. The increase is attributable higher sales of left over scrap metal.

The effective income tax rate was 27.8% in fiscal 2012 and 28.3% in fiscal 2011. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the dividends paid on allocated ESOP shares.

Net income for fiscal 2012, was $4,390,268 or $2.02 and $1.99 per share, basic and diluted, respectively, compared to net income of $3,857,537 or $1.79 and $1.77 per share, basic and diluted, respectively, for fiscal 2011. The increase in net income per share was primarily due to higher sales, higher gross profit on sales, and lower selling, general and administrative expenses.

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

The Company's working capital as of June 30, 2012 and 2011 was $27,199,385 and $26,124,431, respectively. During the three months ended June 30, 2012 and 2011 the Company did not repurchase any shares of its common stock. During the fiscal year ended June 30, 2012 and 2011 the Company repurchased 6,269 and 23,342 shares, respectively, of its common stock for a total purchase price of $143,731 and $575,246, respectively. All shares were purchased from the Company's ESOP. Under existing authorizations from the Company's Board of Directors, as of June 30, 2012, management is authorized to purchase an additional $1,856,268 million of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

	2012	2011
Net cash provided by operating activities	$7,386,326	$4,913,449
Net cash (used in) provided by investing activities	(1,463,276)	4,515,760
Net cash used in financing activities	(4,095,437)	(4,208,464)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payments of accounts payable. Net cash provided by investing activities decreased in fiscal 2012 due to an increase in purchases of investment securities and a decrease in proceeds from maturity of investment securities. The decrease in cash used in financing activities is due primarily to an increase in the purchase of treasury stock.

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

During fiscal year 2012 and fiscal 2011, the Company expended $267,983 and $607,311, respectively, for plant improvements and new equipment. The Company has budgeted approximately $200,000 for new equipment and plant improvements in fiscal 2013. Management anticipates that the funds required will be available from current operations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Espey Mfg. & Electronics Corp.

Saratoga Springs, New York

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp. as of June 30, 2012 and 2011, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. Espey Mfg. & Electronics Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/EFP Rotenberg, LLP

Rochester, New York

September 13, 2012

Espey Mfg. & Electronics Corp.

Balance Sheets

June 30, 2012 and 2011

	2012	2011
ASSETS
Cash and cash equivalents	$11,523,424	$9,695,811
Investment securities	3,184,711	1,946,214
Trade accounts receivable, net	3,217,875	6,266,765

Inventories:
Raw materials	1,364,019	1,273,582
Work-in-process	801,092	1,085,278
Costs related to contracts in process, net of progress
payments of $511,502 in 2012 and $126,361 in 2011	9,480,595	8,220,200
Total inventories	11,645,706	10,579,060

Deferred tax asset	422,998	360,553
Prepaid expenses and other current assets	200,322	208,904
Total current assets	30,195,036	29,057,307

Property, plant and equipment, net	2,523,196	2,703,014
Loan receivable	67,371	108,303
Total assets	$32,785,603	$31,868,624

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$1,309,037	$1,453,707
Accrued expenses:
Salaries, wages and commissions	417,677	412,555
Vacation	707,760	623,757
Other	442,695	121,026
Payroll and other taxes withheld and accrued	44,886	44,085
Income taxes payable	73,596	277,746
Total current liabilities	2,995,651	2,932,876

Deferred tax liability	222,504	270,729
Total liabilities	3,218,155	3,203,605

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares in 2012 and 2011. Outstanding 2,320,822 and 2,320,960 in 2012 and
2011, respectively (includes 136,666 and 157, 500 Unearned
ESOP Shares)	1,009,958	1,009,958
Capital in excess of par value	15,093,512	14,674,189
Accumulated other comprehensive income	1,477	—
Retained earnings	23,053,762	22,780,026
	39,158,709	38,464,173

Less: Unearned ESOP shares	(1,974,829)	(2,275,872)
Cost of 709,052 and 708,914 shares of common stock
in treasury in 2012 and 2011, respectively	(7,616,432)	(7,523,282)
Total stockholders' equity	29,567,448	28,665,019

Total liabilities and stockholders' equity	$32,785,603	$31,868,624

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Income

Years ended June 30, 2012 and 2011

	2012	2011

Net sales	$32,037,357	$29,499,504
Cost of sales	23,217,194	21,293,305
Gross profit	8,820,163	8,206,199

Selling, general and administrative expenses	2,828,409	2,905,916
Operating income	5,991,754	5,300,283

Other income
Interest and dividend income	49,354	56,154
Other	40,348	25,105
Total other income	89,702	81,259

Income before income taxes	6,081,456	5,381,542

Provision for income taxes	1,691,188	1,524,005

Net income	$4,390,268	$3,857,537

Net income per share:
Basic	$2.02	$1.79
Diluted	$1.99	$1.77

Weighted average number of shares outstanding:
Basic	2,172,589	2,151,443
Diluted	2,203,060	2,176,299

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2012 and 2011

				Accumulated
	Outstanding		Capital in	Other
	Common		Excess of	Comprehensive	Retained
	Shares	Amount	Par Value	Income	Earnings

Balance as of June 30, 2010	2,319,876	$1,009,958	$14,172,284	$—	$23,002,981

Net income, 2011					3,857,537

Stock options exercised	23,800		227,904

Stock option expense			66,237

Dividends paid on common stock
$1.90 per share					(4,080,492)

Tax effect of stock options exercised			10,939

Sale of treasury stock to ESOP	626		6,917

Purchase of treasury stock	(23,342)

Reduction of unearned ESOP shares			189,908

Balance as of June 30, 2011	2,320,960	$1,009,958	$14,674,189	$—	$22,780,026

Comprehensive income:
Net income, 2012					4,390,268
Other comprehensive income,
net of tax of $795				1,477

Total comprehensive income

Stock options exercised	3,800		33,700

Stock option expense			98,723

Dividends paid on common stock
$1.90 per share					(4,116,532)

Tax effect of stock options exercised			40,801

Sale of treasury stock to ESOP	2,331		39,744

Purchase of treasury stock	(6,269)

Reduction of unearned ESOP shares			206,355

Balance as of June 30, 2012	2,320,822	$1,009,958	$15,093,512	$1,477	$23,053,762

The accompanying notes are an integral part of the financial statements.

(Continued)

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2012 and 2011

			Unearned	Total
	Treasury Stock		ESOP	Stockholders
	Shares	Amount	Shares	Equity

Balance as of June 30, 2010	709,998	$(7,149,550)	$(2,588,954)	$28,446,719

Net income, 2011				3,857,537

Stock options exercised	(23,800)	196,350		424,254

Stock option expense				66,237

Dividends paid on common stock
$1.90 per share				(4,080,492)

Tax effect of stock options exercised				10,939

Sale of treasury stock to ESOP	(626)	5,164		12,081

Purchase of treasury stock	23,342	(575,246)		(575,246)

Reduction of unearned ESOP shares			313,082	502,990

Balance as of June 30, 2011	708,914	$(7,523,282)	$(2,275,872)	$28,665,019

Comprehensive income:
Net income, 2012				4,390,268
Other comprehensive income,
net of tax of $795				1,477

Total comprehensive income				4,391,745

Stock options exercised	(3,800)	31,350		65,050

Stock option expense				98,723

Dividends paid on common stock
$1.90 per share				(4,116,532)

Tax effect of stock options exercised				40,801

Sale of treasury stock to ESOP	(2,331)	19,231		58,975

Purchase of treasury stock	6,269	(143,731)		(143,731)

Reduction of unearned ESOP shares			301,043	507,398

Balance as of June 30, 2012	709,052	$(7,616,432)	$(1,974,829)	$29,567,448

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities:

Net income	$4,390,268	$3,857,537

Adjustments to reconcile net income to net cash provided by operating activities:

Excess tax benefits from share-based compensation	(40,801)	(10,939)

Stock-based compensation	98,723	66,237

Depreciation	426,389	467,296

ESOP compensation expense	507,398	502,990

Loss on disposal of assets	21,412	99,471

Deferred income tax benefit	(111,465)	12,114

Changes in assets and liabilities:

Decrease (increase) in trade receivables, net	3,048,890	(771,514)

(Increase) decrease in inventories, net	(1,066,646)	362,326

Decrease (increase) in prepaid expenses and other current assets	8,582	(23,072)

Decrease in accounts payable	(144,670)	(153,440)

Increase in accrued salaries, wages and commissions	5,122	209,120

Increase (decrease) in other accrued expenses	321,669	(56,060)

Increase in vacation accrual	84,003	79,736

Increase (decrease) in payroll and other taxes withheld and accrued	801	(2,245)

(Decrease) increase in income taxes payable	(163,349)	273,892

Net cash provided by operating activities	$7,386,326	$4,913,449

The accompanying notes are an integral part of the financial statements.

(Continued)

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2012 and 2011

	2012	2011
Cash Flows from Investing Activities:

Additions to property, plant and equipment	(267,983)	(607,311)

Proceeds on sale of assets	—	54,860

Payment for loan receivable	—	(125,000)

Proceeds from loan receivable	40,932	28,243

Purchase of investment securities	(4,523,363)	(3,091,032)

Proceeds from maturity of investment securities	3,287,138	8,256,000

Net cash (used in) provided by investing activities	(1,463,276)	4,515,760

Cash Flows from Financing Activities:

Sale of treasury stock	58,975	12,081

Dividends on common stock	(4,116,532)	(4,080,492)

Purchase of treasury stock	(143,731)	(575,246)

Proceeds from exercise of stock options	65,050	424,254

Excess tax benefits from share-based compensation	40,801	10,939

Net cash used in financing activities	(4,095,437)	(4,208,464)

Increase in cash and cash equivalents	1,827,613	5,220,745

Cash and cash equivalents, beginning of the year	9,695,811	4,475,066

Cash and cash equivalents, end of the year	$11,523,424	$9,695,811

Supplemental Schedule of Cash Flow Information:

Income taxes paid	$1,966,000	$1,238,000

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

Investment Securities

The Company accounts for its investments in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.” Investment securities at June 30, 2012 and June 30, 2011 consist of certificates of deposit and municipal bonds. The Company classifies investment securities as available-for-sale. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Realized gains and losses for securities classified as available-for-sale are included in earnings and are determined using the specific identification method. Interest income is recognized when earned. Fair values are based on quoted market prices available as of the balance sheet date.

Accounts receivable and allowance for doubtful accounts

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances. An account is generally considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2012. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income for fiscal year ended June 30, 2012 consists of unrealized holding gains and losses on available-for-sale securities. Comprehensive income for the years ended June 30, 2011 is equal to net income.

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

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 3. Investment in Fair Value

ASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

▪	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.”
▪	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
▪	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.”

Investment securities at June 30, 2012 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at June 30, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2012
Certificates of deposit	$2,324,945	—	—	$2,324,945
Municipal bonds	857,494	$4,224	$(1,952)	859,766

2012 Total investment securities	$3,182,439	$4,224	$(1,952)	$3,184,711

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At June 30, 2012, the Company did not have any investments in individual securities that have been in a continuous loss position to be temporary for more than 12 months. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at June 30, 2012.

As of June 30, 2012, the contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total

Available-for-sale	$2,468,500	$716,211	$3,184,711

Investment securities at June 30, 2011 consisted of certificates of deposit with maturities greater than three months to a year.

Note 4. Contracts in Process

Contracts in process at June 30, 2012 and 2011 are as follows:

	2012	2011
Gross contract value	$50,839,601	$38,655,707
Costs related to contracts in process, net of progress payments
of $511,502 in fiscal 2012 and $126,361in fiscal 2011	9,480,595	8,220,200

Included in costs relating to contracts in process at June 30, 2012 and 2011 are costs of $2,925,245 and $779,568, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statement of income until the units under contract are shipped.

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 5. Property, Plant and Equipment

A summary of the original cost of property, plant and equipment at June 30, 2012 and 2011 is as follows:

	2012	2011
Land	$45,000	$45,000
Building and improvements	4,189,908	4,104,132
Machinery and equipment	7,458,075	7,352,055
Furniture and fixtures	160,867	160,867
	11,853,850	11,662,054
Accumulated depreciation	(9,330,654)	(8,959,040)
Property, plant and equipment, net	$2,523,196	$2,703,014

Depreciation expense was $426,389 and $467,296, during the years ended June 30, 2012 and 2011, respectively.

Note 6. Pension Expense

Under terms of a negotiated union contract which expires on June 30, 2015, the Company is obligated to make contributions to a union-sponsored International Brotherhood of Electrical Workers Local 1799 defined benefit pension plan (Plan identifying number is 14-6065199) covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $103,486 in fiscal 2012 and $102,281 in fiscal 2011. These contributions represent more than five percent of the total contributions. For the years beginning January 1, 2012 and 2011, the Plan is in the “green zone” which means it is in neither endangered nor critical status. The Plan has used extended amortization provisions.

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $39,005 and $33,664, for fiscal years 2012 and 2011, respectively.

Note 7. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2012 and 2011 is as follows:

	2012	2011
Current tax expense - federal	$1,785,633	$1,480,465
Current tax expense - state	17,020	31,425
Deferred tax expense	(111,465)	12,115
Provision for income taxes	$1,691,188	$1,524,005

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

The combined U.S. federal and state effective income tax rates of 27.8% and 28.3%, for 2012 and 2011 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2012	2011
U.S. federal statutory income tax rate	34.0%	34.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	0.1	0.4
ESOP cost versus Fair Market Value	1.2	1.2
Dividend on allocated ESOP shares	(4.3)	(4.8)
Qualified production activities	(2.9)	(2.7)
Stock-based compensation	(0.2)	0.2
Other	(0.1)	—
Effective tax rate	27.8%	28.3%

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 7. Provision for Income Taxes, Continued

For the years ended June 30, 2012 and 2011 deferred income tax benefit of $111,464 and deferred income tax expense of $12,115, respectively, result from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2012 and 2011 are presented as follows:

	2012	2011
Deferred tax assets:
Accrued expenses	$333,592	$306,965
ESOP	121,314	116,981
Stock-based compensation	15,697	10,874
Inventory - effect on uniform capitalization	70,788	37,535
Other	3,715	5,180
Total deferred tax assets	545,106	477,535

Deferred tax liabilities:
Unrealized gain on investment securities	795	—
Property, plant and equipment - principally due
to differences in depreciation methods	343,817	387,709
Total deferred tax liabilities	344,612	387,709
Net deferred tax asset	$200,494	$89,826

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

As the result of the implementation of the FASB interpretation ASC 740-10, Accounting for Uncertainty in Income Taxes – An Interpretation of ASC 740, the Company recognized no material adjustments to unrecognized tax benefits. As of June 30, 2012 and 2011, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions, if any, in general and administrative expense. As of June 30, 2012, the Company has not recorded any provision for accrued interest and penalties related to uncertain tax positions.

By statute, tax years ending June 30, 2012 and 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 8. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to one domestic customer and one foreign customer (based in United Kingdom) accounted for 37% and 23%, respectively of total sales in fiscal 2012. Sales to one domestic customer and one foreign customer (based in United Kingdom) accounted for 31% and 31%, respectively, of total sales in fiscal 2011.

Export sales in fiscal 2012 and fiscal 2011 were approximately $5,085,000 and $4,769,000, respectively.

Espey Mfg. & Electronics Corp. Notes to Financial Statements

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

Note 10. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $507,398 for the year ended June 30, 2012 and $502,990 for the year ended June 30, 2011. The ESOP shares as of June 30, 2012 and 2011 were as follows:

	2012	2011
Allocated Shares	454,588	443,939
Unreleased shares	136,666	157,500

Total shares held by the ESOP	591,254	601,439

Fair value of unreleased shares	$3,609,349	$3,887,100

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 11. Stock-based Compensation

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

Total stock-based compensation expense recognized in the Statement of Income for the three-month period ended June 30, 2012 and 2011, was $30,224 and $11,863, respectively, before income taxes. The related total deferred tax benefit was approximately $3,194 and $1,013, for the same periods. Total stock-based compensation expense recognized in the Statement of Income for the fiscal years ended June 30, 2012 and 2011, was $98,723 and $66,237, respectively, before income taxes. The related total deferred tax benefit was approximately $10,230 and $5,602, for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of June 30, 2012, there was approximately $170,803 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next two years. The total deferred tax benefit related to these awards is approximately $19,260.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 158,500 have been granted and 133,850 are outstanding as of June 30, 2012. While no further grants of options may be made under the 2000 Plan, as of June 30, 2012, 53,200 options remain outstanding, vested and exercisable from the 2000 Plan.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the years ended June 30, 2012 and 2011, respectively:

	2012	2011
Dividend yield	3.58%	4.69%
Expected stock price volatility	31.37%	33.13%
Risk-free interest rate	0.56%	1.08%
Expected option life (in years)	3.7 yrs	4.1yrs
Weighted average fair value per share
of options granted during the period	$4.323	$3.335

The Company pays dividends quarterly. Our Board of Directors assesses the Company’s dividend policy periodically and we anticipate that regular quarterly dividends will be paid for the foreseeable future. There is no assurance, however, that the Board of Directors will either increase the amount of the regular cash dividend or declare a special dividend during the fiscal year ending June 30, 2013 or any future years. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 11. Stock-based Compensation, Continued

The following table summarizes stock option activity during the twelve months ended June 30, 2012:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Option	Price	Term	Value
Balance at July 1, 2011	132,400	$18.62	6.80
Granted	58,700	$25.14	9.54
Exercised	(3,800)	$17.12	—
Forfeited or expired	(250)	$25.10	—
Outstanding at June 30, 2012	187,050	$20.69	6.96	$1,070,759
Vested or expected to vest at June 30, 2012	174,768	$20.52	6.81	$1,029,384
Exercisable at June 30, 2012	98,000	$18.49	5.05	$775,931

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE-MKT on June 30, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2012. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the twelve months ended June 30, 2012 and 2011 was $21,089 and $152,855, respectively.

Note 12. Financial Instruments/Concentration of Credit Risk

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2012 and 2011 because of the relatively short maturities of these instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in note 8, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 46% represented by two customers at June 30, 2012, and 56% by two customers at June 30, 2011.

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

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 14. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2012 and 2011. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of a pending U.S. government audit the Company has determined a range of possible outcomes none of which the Company believes would have a materially adverse effect on the Company's financial position or results of operations.  In accordance with ASC 450 “Contingencies” the Company has accrued the amount within the range that appears to be its best estimate of a possible outcome.

Note 15. Stockholders' Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2012:

Stock options outstanding	187,050
Stock options available for issuance	252,150
Number of common shares reserved	439,200

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended June 30:

	2012	2011
Numerator:
Net Income	$4,390,268	$3,857,537

Denominator:
Basic EPS:
Common shares outstanding, beginning of period	2,320,960	2,319,876
Unearned ESOP shares	(157,500)	(179,166)
Weighted average common shares issued during the period	4,149	9,550
Weighted average common shares purchased during the period	(2,861)	(6,964)
Weighted average ESOP shares earned during the period	7,841	8,147
Denominator for basic earnings per common shares –
Weighted average common shares	2,172,589	2,151,443

Diluted EPS:
Common shares outstanding, beginning of period	2,320,960	2,319,876
Unearned ESOP shares	(157,500)	(179,166)
Weighted average common shares issued during the period	4,149	9,550
Weighted average common shares purchased during the period	(2,861)	(6,964)
Weighted average ESOP shares earned during the period	7,841	8,147
Weighted average dilutive effect of issued or forfeited shares	30,471	24,856
Denominator for diluted earnings per common shares –
Weighted average common shares	2,203,060	2,176,299

There were no anti-dilutive options for the years ended June 30, 2012 and 2011.

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 16. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter
Net Sales	$7,993,927	$8,265,754	$7,661,946	$8,115,730
Gross profit	2,001,808	2,181,860	2,404,390	2,232,105
Net income	926,904	1,070,863	1,262,863	1,129,638

Net income per share -
Basic	.43	.49	.58	.52
Diluted	.42	.49	.57	.51

2011
Net Sales	$6,026,330	$6,581,342	$7,005,795	$9,886,037
Gross profit	1,650,532	1,624,799	2,047,156	2,883,712
Net income	753,539	649,747	1,012,031	1,442,220

Net income per share -
Basic	.35	.30	.47	.67
Diluted	.35	.30	.46	.66

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on November 30, 2012) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, Signatures
3.1	Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10-K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8-K dated February 26, 2009)
4.1	Second Amended and Restated Rights Agreement, dated December 18, 2009, between Espey Mfg. & Electronics Corp. and Registrar and Transfer Company (incorporated by reference to Exhibit 4.01 to Espey’s Report on Form 8-K dated December 18, 2009)
4.2	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)
10.1	2000 Stock Option Plan (incorporated by reference to Espey's Definitive Proxy Statement dated December 6, 1999 for the January 4, 2000 Annual Meeting)
10.2	Executive Officer contract with Howard Pinsley (incorporated by reference to Exhibit 10.2 to Espey's Report on Form 8-K dated July 27, 2009)
10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)
10.4	Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.1 on Espey’s Report on Form 8-K dated August 17, 2009)
10.5	Retired Director Compensation Program and Mandatory Retirement Agreement (incorporated by reference to Exhibit 10.5 to Espey's Report on Form 10-Q dated May 12, 2011)
10.6	Retired Director Compensation Program and Mandatory Retirement Agreement – Paul Corr (incorporated by reference to Exhibit 10.6 to Espey's Report on Form 10-Q dated May 12, 2011)
10.7	Retired Director Compensation Program and Mandatory Retirement Agreement – Carl Helmetag (incorporated by reference to Exhibit 10.7 to Espey's Report on Form 10-Q dated May 12, 2011)
10.8	Retired Director Compensation Program and Mandatory Retirement Agreement – Barry Pinsley (incorporated by reference to Exhibit 10.8 to Espey's Report on Form 10-Q dated May 12, 2011)
10.9	Retired Director Compensation Program and Mandatory Retirement Agreement – Howard Pinsley (incorporated by reference to Exhibit 10.9 to Espey's Report on Form 10-Q dated May 12, 2011)
10.10	Retired Director Compensation Program and Mandatory Retirement Agreement – Alvin Sabo (incorporated by reference to Exhibit 10.10 to Espey's Report on Form 10-Q dated May 12, 2011)
10.11	Retired Director Compensation Program and Mandatory Retirement Agreement – Michael Wool (incorporated by reference to Exhibit 10.11 to Espey's Report on Form 10-Q dated May 12, 2011)
11.1	Statement re: Computation of Per Share Net income (filed herewith)
14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)
23.1	Consent of EFP Rotenberg, LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
29

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
30

S I G N A T U R E S

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/Mark St. Pierre
Mark St. Pierre
President and Chief Executive Officer

/s/Mark St. Pierre	President
Mark St. Pierre	(Chief Executive Officer)
September 13, 2012

/s/David O’Neil	Treasurer
David O'Neil	(Principal Financial Officer)
September 13, 2012

/s/Katrina Sparano	Assistant Treasurer
Katrina Sparano	(Principal Accounting Officer)
September 13, 2012

/s/Howard Pinsley	Chairman of the Board
Howard Pinsley	September 13, 2012

/s/Barry Pinsley	Director
Barry Pinsley	September 13, 2012

/s/Michael W. Wool	Director
Michael W. Wool	September 13, 2012

/s/Paul J. Corr	Director
Paul J. Corr	September 13, 2012

/s/Alvin O. Sabo	Director
Alvin O. Sabo	September 13, 2012

/s/Carl Helmetag	Director
Carl Helmetag	September 13, 2012

31