Form 10-Q
period 2012-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2012-11-13
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012

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

☐ Yes          ☒ No

 At November 13, 2012, there were 2,325,743 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets (Unaudited)

September 30, 2012 and June 30, 2012

	September 30,	June 30,
	2012	2012

ASSETS:

Cash and cash equivalents	$10,978,191	$11,523,424
Investment securities	3,307,302	3,184,711
Trade accounts receivable, net	4,189,427	3,217,875
Income tax receivable	40,707	—

Inventories:
Raw materials	1,446,928	1,364,019
Work-in-process	847,273	801,092
Costs relating to contracts in process, net of advance
payments of $514,151 at September 30, 2012 and
$511,502 at June 30, 2012	9,618,948	9,480,595
Total inventories	11,913,149	11,645,706

Deferred income taxes	441,069	422,998
Prepaid expenses and other current assets	170,141	200,322
Total current assets	31,039,986	30,195,036

Property, plant and equipment, net	2,485,556	2,523,196
Loan receivable	56,945	67,371

Total assets	$33,582,487	$32,785,603

See accompanying notes to the financial statements.	(Continued)

Index

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets (Unaudited)

September 30, 2012 and June 30, 2012

	September 30,	June 30,
	2012	2012

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$1,401,289	$1,309,037
Accrued expenses:
Salaries, wages and commissions	482,423	417,677
Vacation	607,309	707,760
ESOP payable	108,951	—
Other	239,606	442,695
Payroll and other taxes withheld and accrued	50,628	44,886
Income taxes payable	—	73,596
Total current liabilities	2,890,206	2,995,651

Deferred income taxes	208,509	222,504
Total liabilities	3,098,715	3,218,155

Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; Issued 3,029,874 shares
on September 30, 2012 and June 30, 2012. Outstanding
2,324,743 and 2,320,822 (includes 131,666 and 136,666
Unearned ESOP Shares) on September 30, 2012 and
June 30, 2012, respectively	1,009,958	1,009,958

Capital in excess of par value	15,222,798	15,093,512

Accumulated other comprehensive income	1,760	1,477

Retained earnings	23,842,235	23,053,762
	40,076,751	39,158,709

Less: Unearned ESOP shares	(1,974,829)	(1,974,829)

Treasury shares, cost of 705,131 and 709,052 shares on
September 30, 2012 and June 30, 2012, respectively	(7,618,150)	(7,616,432)
Total stockholders’ equity	30,483,772	29,567,448

Total liabilities and stockholders' equity	$33,582,487	$32,785,603

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2012 and 2011

	Three Months Ended
	September 30,
	2012	2011

Net sales	$7,891,877	$7,993,927
Cost of sales	5,409,684	5,992,119
Gross profit	2,482,193	2,001,808

Selling, general and administrative expenses	722,589	742,867

Operating income	1,759,604	1,258,941

Other income

Interest and dividend income	10,905	10,167
Other	4,849	26,883
	15,754	37,050

Income before income taxes	1,775,358	1,295,991

Provision for income taxes	494,640	369,087

Net income	$1,280,718	$926,904

Other comprehensive income, net of tax:

Unrealized gain (loss) on investment securities	283	(1,692)
Total other comprehensive income	$283	$(1,692)

Net income per share:

Basic	$.59	$0.43
Diluted	$.57	$0.42

Weighted average number of shares outstanding:

Basic	2,186,424	2,164,202
Diluted	2,234,361	2,196,104

Dividends per share:	$0.2250	$0.2250

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2012 and 2011

	Three Months Ended
	September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$1,280,718	$926,904

Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from share-based compensation	(11,163)	(39,028)
Stock-based compensation	32,965	16,316
Depreciation	104,539	108,248
ESOP compensation expense	139,701	127,761
Loss on disposal of assets	5,288	79
Deferred income tax	(32,219)	(26,320)
Changes in assets and liabilities:
(Increase) decrease in trade receivable, net	(971,552)	967,899
Increase in income taxes receivables	(40,707)	(75,875)
Increase in inventories	(267,443)	(284,141)
Decrease in prepaid expenses and other current assets	30,181	60,543
Increase in accounts payable	92,252	159,583
Increase in accrued salaries, wages and commissions	64,746	51,829
Decrease in vacation accrual	(100,451)	(37,203)
Decrease in ESOP payable	(30,750)	(35,438)
Decrease in other accrued expenses	(203,089)	(50,305)
Increase in payroll and other taxes withheld and accrued	5,742	2,639
Decrease in income taxes payable	(62,433)	(238,718)
Net cash provided by operating activities	36,325	1,634,773

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(72,187)	(40,370)
Proceeds from loan receivable	10,426	10,118
Purchase of investment securities	(1,621,921)	(1,611,980)
Proceeds from maturity of investment securities	1,499,766	1,010,000
Net cash used in investing activities	(183,916)	(632,232)

Cash Flows From Financing Activities:
Sale of treasury stock	66,102	58,974
Dividends on common stock	(492,245)	(487,303)
Purchase of treasury stock	(50,566)	—
Proceeds from exercise of stock options	67,904	27,344
Excess tax benefits from share-based compensation	11,163	39,028
Net cash used in financing activities	(397,642)	(361,957)

(Decrease) increase in cash and cash equivalents	(545,233)	640,584
Cash and cash equivalents, beginning of period	11,523,424	9,695,811
Cash and cash equivalents, end of period	$10,978,191	$10,336,395

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$630,000	$710,000

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2012. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

Total stock-based compensation expense recognized in the Statements of Comprehensive Income for the three month period ended September 30, 2012 and 2011, was $32,965 and $16,316, respectively, before income taxes. The related total deferred tax benefit was approximately $3,620 and $1,489 for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of September 30, 2012, there was approximately $137,838 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years. The total deferred tax benefit related to these awards is approximately $15,640.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 158,500 have been granted and 131,250 are outstanding as of September 30, 2012. While no further grants of options may be made under the 2000 Plan, as of September 30, 2012, 52,200 options remain outstanding, vested and exercisable from the 2000 Plan.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

There were no options awarded for the three months ended September 30, 2012. The table below outlines the weighted average assumptions that the Company used to calculate the fair value of the option award for the three months ended September 30, 2011:

September 30, 2011
Dividend yield	3.59%
Expected stock price volatility	33.82%
Risk-free interest rate	0.64%
Expected option life (in years)	3.6 yrs
Weighted average fair value per share of options granted during the period	$4.757

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

The following table summarizes stock option activity during the three months ended September 30, 2012:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2012	187,050	$20.69	6.96
Granted	—	—	—
Exercised	(3,600)	$18.86	—
Forfeited or expired	—	—	—
Outstanding at September 30, 2012	183,450	$20.72	6.72	$1,027,076
Vested or expected to vest at September 30, 2012	175,509	$20.52	6.61	$1,017,710
Exercisable at September 30, 2012	125,000	$18.65	5.52	$958,135

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE-MKT on September 30, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2012. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the three months ended September 30, 2012 and 2011 was $34,441 and $9,360, respectively.

Note 4. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2012 and 2011. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of a pending U.S. government audit the Company has determined a range of possible outcomes none of which the Company believes would have a materially adverse effect on the Company's financial position or results of operations.  In accordance with ASC 450 “Contingencies” the Company has accrued the amount within the range that appears to be its best estimate of a possible outcome.

Index

Note 5. Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, topic 820, “Fair Value Measurement,” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $139,701 for the three-month period ended September 30, 2012 and $127,761 for the three-month period ended September 30, 2011. The ESOP shares as of September 30, 2012 and 2011 were as follows:

	September 30,	September 30,
	2012	2011
Allocated shares	456,909	440,023
Committed-to-be-released shares	5,000	5,208
Unreleased shares	131,666	152,292

Total shares held by the ESOP	593,575	597,523

Fair value of unreleased shares	$3,465,449	$3,531,651

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Espey Mfg. & Electronics Corp. (“Espey”) is a power electronics design and original equipment manufacturing (OEM) company with a long history of developing and delivering highly reliable products for use in military and severe environment applications. All design, manufacturing, and testing is performed in our 150,000+ square foot facility located at 233 Ballston Ave, Saratoga Springs, New York. Espey is classified as a “smaller reporting company” for purposes of the reporting requirements under the Securities Exchange Act of 1934, as amended. Espey’s common stock is publicly-traded on the NYSE-MKT under the symbol “ESP.”

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

New orders received in the first three months of fiscal 2013 were approximately $7.2 million, representing a 23.6% decrease from the amount of new orders received in the first three months of fiscal 2012. Due to the uncertain timing of receipt of new orders, particularly large orders, period to period comparisons are not necessarily indicative of business trends.

The new orders were predominantly in line with our strategy of getting involved in products incidental to long-term, high quantity military and industrial products and represented follow-on production of mature products. We are able to be more price-competitive in responding to repeat orders for long-term projects because our early stage design costs have already been absorbed. Conversely, we believe that a principal impediment to our receipt of awards of products in connection with new programs has been our pricing reflecting the inclusion of up-front design costs. Accordingly, we have re-examined our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

Index

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

The Company's backlog was approximately $50.1 million at September 30, 2012 which includes $33.4 million from two significant customers compared to $40.1 million at September 30, 2011 which included $27.2 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at September 30, 2012 is approximately $47.8 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $2.3 million and represents firm multi-year orders for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at September 30, 2011 was zero.

The sales backlog gives the Company a solid base of future sales. Based upon the backlog and our anticipated schedule for the fulfillment of orders, management expects net sales revenues in fiscal year 2013 to exceed net sales revenues in fiscal year 2012.

In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $30 million in the aggregate for both repeat and new programs. However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States Department of Defense spending and factors affecting the defense industry and military procurement generally.

Net sales to three significant customers represented 66.1% of the Company's total sales for the three month period ended September 30, 2012 and net sales to three significant customers represented 76.3% of the Company's total sales for the first three month period ended September 30, 2011. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Even though our business tends to be concentrated in a few customers, the makeup of those customers sometimes changes from year to year.

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

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $200,000 for fiscal 2013, of which $72,187 was expended through September 30, 2012. We believe that our working capital will be adequate to fund orders, general operations of the business, and regular dividend payments, consistent with past practice.

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

Index

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

Results of Operations

Net sales remained relatively flat for the three months ended September 30, 2012 at $7,891,877 as compared to $7,993,927 for the same period in 2011. The product mix of net sales changed slightly with a lower amount of power supply sales offset by an increase in magnetic and transformer sales, for the three months ended September 30, 2012 as compared to the same period ended September 30, 2011.

For the three months ended September 30, 2012 and 2011 gross profits were $2,482,193 and $2,001,808, respectively. Gross profit as a percentage of sales was 31.5% and 25.0%, for the three months ended September 30, 2012 and 2011, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of products being produced between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income. The gross profit percentage increase in the three months ended September 30, 2012 as compared to September 30, 2011 was primarily the result of increased sales backlog for both engineering and production with a favorable product mix, and the absence of any significant loss contracts.

Selling, general and administrative expenses were $722,589 for the three months ended September 30, 2012; a decrease of $20,278, compared to the three months ended September 30, 2011. The decrease for the three months ended September 30, 2012 relates primarily to a decrease in salary expense.

Interest and dividend income for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 remained relatively unchanged.

The effective income tax rate at September 30, 2012 and 2011 was 27.9% and 28.5%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2012, was $1,280,718 or $.59 and $.57 per share, basic and diluted, respectively, compared to $926,904 or $.43 and $.42 per share, basic and diluted, respectively for the three months ended September 30, 2011. The increase in net income per share was mainly due to higher gross profit offset created by an improved product mix.

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

The Company's working capital as of September 30, 2012 was approximately $28.1 million. During the three month period ended September 30, 2012 the Company repurchased 2000 shares of common stock for $50,566 and for the three month period ended September 30, 2011 the Company did not repurchase any shares of its common stock. Under existing authorizations from the Company's Board of Directors, as of September 30, 2012, management is authorized to purchase an additional $1,805,702 of Company stock.

Index

	Three Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$36,325	$1,634,773
Net cash used in investing activities	(183,916)	(632,232)
Net cash used in financing activities	(397,642)	(361,957)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities decreased in the first three months of fiscal 2012 due to the increase in investment securities that matured during the current period. The slight increase in cash used in financing activities is due primarily to dividends on common stock and the purchase of treasury stock.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2012 and 2011, the Company expended $72,187 and $40,370, respectively, for plant improvements and new equipment. The Company has budgeted approximately $200,000 for new equipment and plant improvements in fiscal 2013. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2012 and 2011.

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

Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Securities Sold -	For the three-month period ended September 30, 2012, the Company sold 2,321 shares to the ESOP in connection with participants of the ESOP electing to reinvest dividends paid on ESOP shares. The aggregate gross proceeds from the shares of common stock sold were $66,102. The securities were sold for cash and the sales were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933. Proceeds were used for general working capital purposes.

(c)	Securities Repurchased -

Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
September 1 to
September 30, 2012	2,000	$25.28	2,000	$1,805,702
(1)	Pursuant to a prior Board of Directors authorization, as of September 30, 2012 the Company can repurchase up to $1,805,702 of its common stock pursuant to an ongoing plan.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ Mark St. Pierre
Mark St. Pierre
President and Chief Executive Officer

/s/ David O'Neil
David O'Neil
Treasurer and Principal Financial Officer

November 13, 2012

          Date

