Form 10-Q
period 2012-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2013-02-13
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒     QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2012

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

☐ Non-accelerated file

☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company.

☐ Yes          ☒ No

At February 13, 2013, there were 2,344,543 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2012 (Unaudited) and June 30, 2012

	December 31,	June 30,
	2012	2012

ASSETS:

Cash and cash equivalents	$8,165,231	$11,523,424
Investment securities	3,701,011	3,184,711
Trade accounts receivable, net	4,824,571	3,217,875
Income tax receivable	213,416	—

Inventories:
Raw materials	1,315,018	1,364,019
Work-in-process	760,303	801,092
Costs relating to contracts in process, net of advance
payments of $418,897 at December 31, 2012 and
$511,502 at June 30, 2012	9,854,018	9,480,595
Total inventories	11,929,339	11,645,706

Deferred income taxes	459,796	422,998
Prepaid expenses and other current assets	101,868	200,322
Total current assets	29,395,232	30,195,036

Property, plant and equipment, net	2,472,374	2,523,196
Loan receivable	46,440	67,371

Total assets	$31,914,046	$32,785,603

See accompanying notes to the financial statements. (Continued) 1

Index

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2012 (Unaudited) and June 30, 2012

	December 31,	June 30,
	2012	2012

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$1,055,071	$1,309,037
Accrued expenses:
Salaries, wages and commissions	289,584	417,677
Vacation	613,479	707,760
ESOP payable	70,870	—
Other	464,766	442,695
Payroll and other taxes withheld and accrued	45,522	44,886
Income taxes payable	—	73,596
Total current liabilities	2,539,292	2,995,651

Deferred income taxes	195,126	222,504
Total liabilities	2,734,418	3,218,155

Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; Issued 3,029,874 shares
on December 31, 2012 and June 30, 2012. Outstanding
2,344,543 and 2,320,822 (includes 126,666 and 136,666
Unearned ESOP Shares on December 31, 2012 and
June 30, 2012, respectively)	1,009,958	1,009,958

Capital in excess of par value	15,441,952	15,093,512

Accumulated other comprehensive income	3,182	1,477

Retained earnings	22,154,165	23,053,762
	38,609,257	39,158,709

Less: Unearned ESOP shares	(1,974,829)	(1,974,829)

Treasury shares, cost of 685,331 and 709,052 shares on
December 31, 2012 and June 30, 2012, respectively	(7,454,800)	(7,616,432)
Total stockholders’ equity	29,179,628	29,567,448

Total liabilities and stockholders' equity	$31,914,046	$32,785,603

See accompanying notes to the financial statements. 2

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended December 31, 2012 and 2011

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net sales	$8,052,447	$8,265,754	$15,944,324	$16,259,681
Cost of sales	5,907,939	6,083,894	11,317,623	12,076,013
Gross profit	2,144,508	2,181,860	4,626,701	4,183,668

Selling, general and administrative expenses	687,108	690,825	1,409,697	1,433,692

Operating income	1,457,400	1,491,035	3,217,004	2,749,976

Other income

Interest and dividend income	7,510	13,303	18,415	23,470
Other	9,656	(10,781)	14,505	16,102
	17,166	2,522	32,920	39,572

Income before income taxes	1,474,566	1,493,557	3,249,924	2,789,548

Provision for income taxes	402,790	422,694	897,430	791,781

Net income	$1,071,776	$1,070,863	$2,352,494	$1,997,767

Other comprehensive income, net of tax:
Unrealized gain on investment securities	1,422	1,854	1,705	162
Total comprehensive income	$1,073,198	$1,072,717	$2,354,199	$1,997,929

Net income per share:

Basic	$0.49	$0.49	$1.07	$0.92
Diluted	$0.48	$0.49	$1.05	$0.91

Weighted average number of shares outstanding:

Basic	2,201,140	2,172,601	2,193,782	2,168,401
Diluted	2,238,745	2,200,633	2,236,553	2,198,368

Dividends per share:	$1.2500	$1.2250	$1.4750	$1.4500

See accompanying notes to the financial statements. 3

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$2,352,494	$1,997,767

Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from share-based compensation	(16,509)	(40,801)
Stock-based compensation	60,371	42,425
Depreciation	209,071	215,042
ESOP compensation expense	272,453	251,355
Loss on disposal of assets	5,535	20,624
Deferred income tax benefit	(65,095)	(55,321)
Changes in assets and liabilities:
(Increase) decrease in trade receivables, net	(1,606,696)	1,650,901
Increase in income taxes receivable	(213,416)	—
Increase in inventories	(283,633)	(244,894)
Decrease in prepaid expenses and other current assets	98,454	123,295
(Decrease) increase in accounts payable	(253,966)	56,217
Decrease in accrued salaries, wages and commissions	(128,093)	(146,279)
Decrease in vacation accrual	(94,281)	(19,957)
Decrease in ESOP payable	(201,583)	(228,375)
Increase in other accrued expenses	22,071	65,673
Increase in payroll & other taxes withheld and accrued	636	766
Decrease in income taxes payable	(57,087)	(170,898)
Net cash provided by operating activities	100,726	3,517,540

Cash Flows from Investing Activities:
Additions to property, plant & equipment	(163,784)	(162,438)
Proceeds from loan receivable	20,931	20,313
Purchase of investment securities	(3,055,799)	(2,700,343)
Proceeds from maturity of investment securities	2,542,123	1,460,288
Net cash used in investing activities	(656,529)	(1,382,180)

Cash Flows from Financing Activities:
Sale of treasury stock	66,102	58,975
Dividends on common stock	(3,252,091)	(3,142,847)
Purchase of treasury stock	(50,566)	(103,346)
Proceeds from exercise of stock options	417,656	51,378
Excess tax benefits from share-based compensation	16,509	40,801
Net cash used in financing activities	(2,802,390)	(3,095,039)

Decrease increase in cash and cash equivalents	(3,358,193)	(959,679)
Cash and cash equivalents, beginning of period	11,523,424	9,695,811
Cash and cash equivalents, end of period	$8,165,231	$8,736,132

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$1,240,000	$1,018,000

See accompanying notes to the financial statements. 4

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

Total stock-based compensation expense recognized in the Statements of Comprehensive Income for the three month period ended December 31, 2012 and 2011, was $27,405 and $26,109, respectively, before income taxes. The related total deferred tax benefit was approximately $3,116 and $2,821 for the three month period ended December 31, 2012 and 2011, respectively. Total stock-based compensation expense recognized in the Statements of Comprehensive Income for the six month period ended December 31, 2012 and 2011, was $60,371 and $42,425, respectively, before income taxes. The related total deferred tax benefit was approximately $6,736 and $4,310 for the six month period ended December 31, 2012 and 2011, respectively. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of December 31, 2012, there was approximately $110,433 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.50 years. The total deferred tax benefit related to these awards is approximately $12,524.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supercedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares were authorized for issuance under the 2007 Plan, of which 158,500 have been granted and 124,950 are outstanding as of December 31, 2012. While no further grants of options may be made under the 2000 Plan, as of December 31, 2012, 38,200 options remain outstanding, vested and exercisable from the 2000 Plan.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

There were no options awarded for the six months ended December 31, 2012. The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the six months ended December 31, 2011:

December 31, 2011
Dividend yield	3.59%
Expected stock price volatility	33.82%
Risk-free interest rate	0.64%
Expected option life (in years)	3.7 yrs
Weighted average fair value per share of options granted during the period	$4.757

The Company pays dividends quarterly. Our Board of Directors assesses the Company’s dividend policy periodically and we anticipate that regular quarterly dividends will be paid for the foreseeable future. While the Company has paid a special cash dividend of $1.00 per share in each of fiscal years 2013 and 2012, there is no assurance that the Board of Directors will declare a comparable special dividend during the fiscal year ending June 30, 2014 or any future years. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2012:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Option	Price	Term	Value
Balance at July 1, 2012	187,050	$20.69	6.96
Granted	—	—	—
Exercised	(23,400)	$17.85	—
Forfeited or expired	(500)	$25.14	—
Outstanding at December 31, 2012	163,150	$21.08	6.73	$672,374
Vested or expected to vest at December 31, 2012	155,295	$20.87	6.62	$671,908
Exercisable at December 31, 2012	105,200	$18.84	5.47	$668,927

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE-MKT on December 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2012. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the six months ended December 31, 2012 and 2011 was $52,999 and $15,535, respectively.

Note 4. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2012 and 2011. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of a pending U.S. government audit the Company has determined a range of possible outcomes none of which the Company believes would have a materially adverse effect on the Company's financial position or results of operations.  In accordance with ASC 450 “Contingencies” the Company has accrued the amount within the range that appears to be its best estimate of a possible outcome.

Index

Note 5. Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, topic 820, “Fair Value Measurement”, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $132,751 and $123,594 for the three month periods ended December 31, 2012 and 2011, respectively. ESOP compensation expense was $272,453 and $251,355 for the six month periods ended December 31, 2012 and 2011, respectively. The ESOP shares as of December 31, 2012 and 2011 were as follows:

	December 31,	December 31,
	2012	2011
Allocated Shares	453,091	435,399
Committed-to-be-released shares	10,000	10,417
Unreleased shares	126,666	147,083
Total shares held by the ESOP	589,757	592,899
Fair value of unreleased shares	$3,191,983	$3,428,505

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

New orders received in the first six months of fiscal 2013 were approximately $14 million, representing a 1.5% increase over the amount of new orders received in the first six months of fiscal 2012. Due to the uncertain timing of receipt of new orders, particularly large orders, period to period comparisons are not necessarily indicative of business trends.

The new orders were predominantly in line with our strategy of getting involved in products incidental to long-term, high quantity military and industrial products and represented both follow-on production of mature products and new programs. We are able to be more price-competitive in responding to repeat orders for long-term projects because our early stage design costs have already been absorbed. Conversely, we believe that a principal impediment to our receipt of awards of products in connection with new programs has been our pricing reflecting the inclusion of up-front design costs. Accordingly, we have re-examined our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

The unresolved process for addressing the U.S’s fiscal imbalances has emerged as a new risk to the company. This risk is not unique to Espey and is in fact common to all defense contractors. The looming threat of Congressional sequestration preoccupied the past 12 months and established a level of uncertainty in potentially large-scale across-the board- defense cuts. Worse than the sequestration itself, however, was the decision by Congress to delay making any decision by virtue of voting on another Continuing Resolution, this time expiring March 31st. This has served to exacerbate an already uncertain environment. For example, government program managers will delay milestone tasks and spending decisions into the next federal budget cycle in order to protect important programs from unexpected reach-backs that may occur in March. This of course will result in even further delay in flow down orders to defense contractors like Espey.

Index

More uncertainty has now been added to the already existing threat of a decrease in defense spending which in turn has also enhanced the competitive environment and pricing pressures. As the prospects of defense spending cuts have increased in the course of the year and the general economic conditions have not improved, new incidents of competition have arisen. Based upon discussions with our major customers, we believe that many of our competitors are investing in and paying for design costs and lowering margins in order to maintain business and take away market share from other manufacturers. This change in the market place has put pressure on our management to review the pricing on our current legacy program products to enable us to retain such repeat business, and will likely result in lower margins on some of our legacy business and the necessity to incur larger upfront investments in order to be competitive and win contracts for the development of new products. Substantially all of our business is attributable to component manufacturing for large military and industrial programs.

The Company's backlog was approximately $48.5 million at December 31, 2012 which includes $31.8 million from two significant customers compared to $36.1 million at December 31, 2011 which included $25.6 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at December 31, 2012 is approximately $48.2 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $337,000 and represents firm multi-year orders for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at December 31, 2011 was zero.

The sales backlog gives the Company a solid base of future sales. Based upon the backlog and our anticipated schedule for the fulfillment of orders, management expects net sales revenues in fiscal year 2013 to exceed net sales revenues in fiscal year 2012.

In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $37 million in the aggregate for both repeat and new programs. However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States Department of Defense spending and factors affecting the defense industry and military procurement generally.

Net sales to three significant customers represented 63.5% of the Company's total sales for the three month period ended December 31, 2012 and net sales to two significant customers represented 59.5% of the Company's total sales for the three month period ended December 31, 2011. Net sales to three significant customers represented 64.8% and 67.9% of the Company’s total sales for the six month periods ended December 31, 2012 and 2011, respectively. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Even though our business tends to be concentrated in a few customers, the makeup of those customers sometimes changes from year to year. Our strategic objective, associated with our pricing review noted above, is to broaden our customer base and thereby lower the concentration of sales, mitigate excessive reliance upon a single major product of a particular program and minimize the impact of the loss of a single significant customer. However, the defense industry itself tends to be concentrated with a few large tier one defense contractors which limits the amount of diversity the Company can achieve with our military customer base.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $200,000 for fiscal 2013, of which $163,784 was expended through December 31, 2012. We believe that our working capital will be adequate to fund orders, general operations of the business, and regular dividend payments, consistent with past practice.

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

Index

Results of Operations

Net sales for the three months ended December 31, 2012 were $8,052,447 as compared to $8,265,754 for the same period in 2011. Net sales for the six months ended December 31, 2012 were $15,944,324 as compared to $16,259,681 for the same period in 2011. The product mix of net sales changed slightly with a lower amount of power supply sales offset by an increase in engineering design and magnetic and transformer sales for the six months ended December 31, 2012 as compared to the same period ended December 31, 2011.

For the three months ended December 31, 2012 and 2011 gross profits were $2,144,508 and $2,181,860, respectively. Gross profit as a percentage of sales was 26.6% and 26.4%, for the three months ended December 31, 2012 and 2011, respectively. For the six months ended December 31, 2012 and 2011 gross profits were $4,626,701 and $4,183,668, respectively. Gross profit as a percentage of sales was 29.0% and 25.7%, for the six months ended December 31, 2012 and 2011, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income. The slight decrease in gross profit in the three months ended December 31, 2012, was primarily the result of a slight decrease in sales. The gross profit percentage increase in the six months ended December 31, 2012 as compared to December 31, 2011 was primarily the result of increased sales backlog for both engineering and production with a favorable product mix, and the absence of any significant loss contracts.

Selling, general and administrative expenses were $687,108 for the three months ended December 31, 2012; a decrease of $3,717, compared to the three months ended December 31, 2011. Selling, general and administrative expenses were $1,409,697 for the six months ended December 31, 2012; a decrease of $23,995 compared to the six months ended December 31, 2011. The decrease for the three and six months ended December 31, 2012 relates primarily to a decrease in salary expense and other timing differences with no significant change in overall expenses.

Other income for the three months ended December 31, 2012 and 2011 was $17,166 and $2,522, respectively. Other income for the six months ended December 31, 2012 and 2011 was $32,920 and $39,572, respectively.

The Company does not believe there is significant risk associated with its investment policy, since at December 31, 2012 all of the investments were primarily represented by short-term liquid investments.

The effective income tax rate at December 31, 2012 and 2011 was 27.6% and 28.4%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended December 31, 2012, was $1,071,776 or $0.49 and $0.48 per share, basic and diluted, respectively compared to $1,070,863 or $0.49 per share, both basic and diluted, for the three months ended December 31, 2011. Net income for the six months ended December 31, 2012, was $2,352,494 or $1.07 and $1.05 per share, basic and diluted, respectively compared to $1,997,767 or $0.92 and $0.91 per share, basic and diluted, respectively, for the six months ended December 31, 2011. The increase in net income per share for the six months ended December 31, 2012 was mainly due to higher gross profit created by an improved product mix.

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

The Company's working capital as of December 31, 2012 and 2011 was approximately $26.9 million and $25.1 million, respectively. During the three and six months ended December 31, 2012 and 2011 the Company repurchased 2,000 and 4,624 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $50,566 and $103,346, respectively. Under existing authorizations from the Company's Board of Directors, as of December 31, 2012, management is authorized to purchase an additional $1,805,702 million of Company stock.

Index

	Six Months Ended December 31,
	2012	2011
Net cash provided by operating activities	$100,726	$3,517,540
Net cash used in investing activities	(656,529)	(1,382,180)
Net cash used in financing activities	(2,802,390)	(3,095,039)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities decreased in the first six months of fiscal 2013 due to the increase in investment securities that matured during the current period. The decrease in cash used in financing activities is due primarily to proceeds received from the exercise of stock options.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2012 and 2011, the Company expended $163,784 and $162,438, respectively, for plant improvements and new equipment. The Company had budgeted approximately $200,000 for new equipment and plant improvements in fiscal 2013. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. The Company had no contingent liabilities on outstanding standby letters of credit agreements at each of December 31, 2012 and December 31, 2011.

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

Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Securities Sold -	For the three and six month period ended December 31, 2012, the Company sold 0 and 2,321 shares to the ESOP, respectively. The aggregate gross proceeds from the shares of common stock sold were $0 and $66,102, respectively. The securities were sold for cash and the sales were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933. Proceeds were used for general working capital purposes.

(c)	Securities Repurchased – None

Item 3	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/Mark St. Pierre
Mark St. Pierre
President and Chief Executive Officer

/s/David O’Neil
David O'Neil, Treasurer and
Principal Financial Officer

February 13, 2013

           Date

