Form 10-Q
period 2013-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2013-05-14
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒     QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013

OR

☐     Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number I-4383

ESPEY MFG. & ELECTRONICS CORP.

(Exact name of registrant as specified in its charter)

NEW YORK	14-1387171
(State of incorporation)	(I.R.S. Employer’s Identification No.)

233 Ballston Avenue, Saratoga Springs, New York 12866

(Address of principal executive offices)

Registrant's telephone number, including area code     518-584-4100

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

☐ Yes          ☒ No

At May 14, 2013, there were 2,344,690 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2013 (Unaudited) and June 30, 2012

	March 31, 2013	June 30, 2012
ASSETS:
Cash and cash equivalents	$9,215,070	$11,523,424
Investment securities	3,681,732	3,184,711
Trade accounts receivable, net	3,585,346	3,217,875
Income tax receivable	228,866	—
Inventories:
Raw materials	1,480,737	1,364,019
Work-in-process	660,140	801,092
Costs relating to contracts in process, net of advance payments
of $216,827 at March 31, 2013 and $511,502 at June 30, 2012	10,660,684	9,480,595
Total inventories	12,801,561	11,645,706
Deferred income taxes	478,523	422,998
Prepaid expenses and other current assets	275,446	200,322
Total current assets	30,266,544	30,195,036
Property, plant and equipment, net	2,408,290	2,523,196
Loan receivable	35,856	67,371
Total assets	$32,710,690	$32,785,603

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$1,336,084	$1,309,037
Accrued expenses:
Salaries, wages and commissions	304,079	417,677
Vacation	673,612	707,760
ESOP payable	165,804	—
Other	528,233	442,695
Payroll and other taxes withheld and accrued	51,066	44,886
Income taxes payable	—	73,596
Total current liabilities	3,058,878	2,995,651
Deferred income taxes	180,975	222,504
Total liabilities	3,239,853	3,218,155
Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; Issued 3,029,874 shares on
March 31, 2013 and June 30, 2012. Outstanding 2,340,790
and 2,320,822 (includes 121,666 and 136,666 Unearned ESOP
Shares on March 31, 2013 and June 30, 2012, respectively)	1,009,958	1,009,958

Capital in excess of par value	15,469,358	15,093,512
Accumulated other comprehensive income	3,177	1,477
Retained earnings	22,517,427	23,053,762
	38,999,920	39,158,709
Less: Unearned ESOP shares	(1,974,829)	(1,974,829)
Treasury shares, cost of 689,084 and 709,052 shares on
March 31, 2013 and June 30, 2012, respectively	(7,554,254)	(7,616,432)
Total stockholders’ equity	29,470,837	29,567,448
Total liabilities and stockholders' equity	$32,710,690	$32,785,603

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended March 31, 2013 and 2012

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net sales	$6,799,970	$7,661,946	$22,744,294	$23,921,627
Cost of sales	4,830,092	5,257,556	16,147,715	17,333,569
Gross profit	1,969,878	2,404,390	6,596,579	6,588,058

Selling, general and
administrative expenses	725,596	663,625	2,135,293	2,097,317

Operating income	1,244,282	1,740,765	4,461,286	4,490,741

Other income

Interest and dividend income	7,301	13,926	25,716	37,396
Other	15,322	7,492	29,827	23,594
	22,623	21,418	55,543	60,990

Income before income taxes	1,266,905	1,762,183	4,516,829	4,551,731

Provision for income taxes	351,674	499,320	1,249,104	1,291,101

Net income	$915,231	$1,262,863	$3,267,725	$3,260,630

Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities	(5)	1,651	1,700	1,813

Total comprehensive income	$915,226	$1,264,514	$3,269,425	$3,262,443

Net income per share:

Basic	$.41	$.58	$1.48	$1.50
Diluted	$.41	$.58	$1.46	$1.48

Weighted average number of shares outstanding:
Basic	2,217,641	2,174,640	2,201,619	2,170,466
Diluted	2,247,599	2,196,366	2,240,181	2,197,677

Dividends per share:	$.2500	$.2250	$1.7250	$1.6750

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2013 and 2012

	March 31, 2013	March 31, 2012
Cash Flows From Operating Activities:
Net income	$3,267,725	$3,260,630

Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from share-based compensation	(16,509)	(40,801)
Stock-based compensation	87,777	68,499
Depreciation	312,254	321,144
ESOP compensation expense	401,554	376,251
Loss on disposal of assets	6,152	21,297
Deferred income tax	(97,969)	(84,227)
Changes in assets and liabilities:
(Increase) decrease in trade receivables, net	(367,471)	2,797,157
Increase in income tax receivable	(228,866)	—
Increase in inventories	(1,155,855)	(849,949)
Increase in prepaid expenses and other current assets	(75,124)	(14,003)
Increase in accounts payable	27,047	29,069
Decrease in accrued salaries, wages and commissions	(113,598)	(107,168)
(Decrease) increase in vacation accrual	(34,148)	52,408
Decrease in ESOP payable	(235,750)	(263,812)
Increase in other accrued expenses	85,538	16,698
Increase in payroll & other taxes withheld and accrued	6,180	1,443
Decrease in income taxes payable	(57,087)	(60,673)
Net cash provided by operating activities	1,811,850	5,523,963

Cash Flows From Investing Activities:
Additions to property, plant & equipment	(203,500)	(230,259)
Proceeds from loan receivable	31,515	30,584
Purchase of investment securities	(5,002,595)	(3,663,325)
Maturity of investment securities	4,508,189	2,122,505
Net cash used in investing activities	(666,391)	(1,740,495)

Cash Flows From Financing Activities:
Sale of treasury stock	66,102	58,975
Dividends on common stock	(3,804,060)	(3,629,785)
Purchase of treasury stock	(150,020)	(143,731)
Proceeds from exercise of stock options	417,656	65,050
Excess tax benefits from share-based compensation	16,509	40,801
Net cash used in financing activities	(3,453,813)	(3,608,690)

(Decrease) increase in cash and cash equivalents	(2,308,354)	174,778
Cash and cash equivalents, beginning of period	11,523,424	9,695,811
Cash and cash equivalents, end of period	9,215,070	9,870,589

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$1,640,000	$1,436,000

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

Total stock-based compensation expense recognized in the Statement of Comprehensive Income for the three month period ended March 31, 2013 and 2012, was $27,406 and $26,074, respectively, before income taxes. The related total deferred tax benefit was approximately $3,116 and $2,726 for the three month period ended March 31, 2013 and 2012, respectively. Total stock-based compensation expense recognized in the Statement of Comprehensive Income for the nine month period ended March 31, 2013 and 2012, was $87,777 and $68,499, respectively, before income taxes. The related total deferred tax benefit was approximately $9,852 and $7,036 for the nine month period ended March 31, 2013 and 2012, respectively. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of March 31, 2013, there was approximately $83,028 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.25 years. The total deferred tax benefit related to these awards is approximately $9,408.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares were authorized for issuance under the 2007 Plan, of which 158,500 have been granted and 124,950 are outstanding as of March 31, 2013. While no further grants of options may be made under the 2000 Plan, as of March 31, 2013, 38,200 options remain outstanding, vested and exercisable from the 2000 Plan.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

There were no options awarded for the nine months ended March 31, 2013. The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the nine months ended March 31, 2012

March 31, 2012
Dividend yield	3.59%
Expected stock price volatility	33.82%
Risk-free interest rate	0.64%
Expected option life (in years)	3.7yrs
Weighted average fair value per share of options granted during the period	$4.757

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

The following table summarizes stock option activity during the nine months ended March 31, 2013:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Option	Price	Term	Value
Balance at July 1, 2012	187,050	$20.69	6.96
Granted	—	—	—
Exercised	(23,400)	$17.85	—
Forfeited or expired	(500)	$25.14	—
Outstanding at March 31, 2013	163,150	$21.08	6.49	$788,211
Vested or expected to vest at March 31, 2013	155,295	$20.87	6.37	$782,167
Exercisable at March 31, 2013	105,200	$18.84	5.22	$743,619

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the company’s common stock as reported on the NYSE-MKT on March 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2013. This amount changes based on the fair market value of the company’s common stock. The total intrinsic values of the options exercised during the nine months ended March 31, 2013 and 2012 was $52,999 and $21,089, respectively.

Note 4. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2013 and 2012. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of a pending U.S. government audit the Company has determined a range of possible outcomes none of which the Company believes would have a materially adverse effect on the Company's financial position or results of operations.  In accordance with ASC 450 “Contingencies” the Company has accrued the amount within the range that appears to be its best estimate of a possible outcome.

Index

Note 5. Recently Issued Accounting Standards

FASB Accounting Standards Update 2011-05, “Presentation of Comprehensive Income,” was issued in June 2011 to be effective for fiscal years beginning after December 15, 2011. Comprehensive income includes certain items that are recognized as “other comprehensive income” (“OCI”) and are excluded from net income. Examples include unrealized gains/losses on certain investments and gains/losses on derivative instruments designated as hedges. Under provisions of the update, the components of OCI must be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. An existing option to present the components of OCI as part of the statement of changes in shareholders’ equity is being eliminated. The Company’s compliance with the update has had a minimal effect on its financial statements.

In February 2013, The FASB amended Accounting Standards No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.

The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. Generally Accepted Accounting Principles (U.S. GAAP).

The new amendments will require:

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $129,101 and $124,896 for the three month periods ended March 31, 2013 and 2012, respectively. ESOP compensation expense was $401,554 and $376,251 for the nine month periods ended March 31, 2013 and 2012, respectively. The ESOP shares as of March 31, 2013 and 2012 were as follows:

	March 31, 2013	March 31, 2012
Allocated Shares	449,338	433,754
Committed-to-be-released shares	15,000	15,625
Unreleased shares	121,666	141,875
Total shares held by the ESOP	586,004	591,254
Fair value of unreleased shares	$3,152,366	$3,511,406

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

Espey is ISO 9001:2008 certified and our primary products are power supplies, power converters, filters, power transformers, magnetic components, power distribution equipment, ups systems, antennas and high power radar systems. The applications of these products include AC and DC locomotives, shipboard power, shipboard radar, airborne power, ground-based radar, and ground mobile power. The Company is in the process of obtaining AS9100 certification. This quality management system is specific to the aerospace industry. Major aerospace manufacturers and suppliers worldwide require compliance to AS9100 as a condition of doing business with them. Obtaining certification will allow the Company to maintain current business and will provide an opportunity to expand the Company’s qualification to bid on more work in the aerospace industry.

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

Business is solicited from large industrial manufacturers and defense companies, the government of the United States, foreign governments and major foreign electronic equipment companies. In certain countries the Company has external sales representatives to help solicit and coordinate foreign contracts. Espey is also on the eligible list of contractors with the United States Department of Defense and generally is automatically solicited by Defense Department procurement agencies for their needs falling within the major classes of products produced by the Company. In addition, the Company directly solicits bids from the United States Department of Defense for prime contracts. Espey contracts with the Federal Government under cage code 20950 as Espey Mfg. & Electronics Corp. and cage code 98675 as Espey Mfg. & Electronics Corp., Saratoga Industries Division.

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

New orders received in the first nine months of fiscal 2013 were approximately $20.3 million, representing a 9% decrease over the amount of new orders received in the first nine months of fiscal 2012. Due to the uncertain timing of receipt of new orders, particularly large orders, period to period comparisons are not necessarily indicative of business trends.

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

The unresolved process for addressing the U.S’s fiscal imbalances has emerged as a new risk to the company. This risk is not unique to Espey and is in fact common to all defense contractors. The Congressional sequestration established a level of uncertainty in large-scale across-the board- defense cuts.

Index

In addition to the prospective defense spending cuts associated with the pending Federal budget sequestration, we have experienced new incidents of competition. Based upon discussions during contract negotiations with our major customers, we believe that many of our competitors are aggressively investing in upfront product design costs and lowering profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of competing contractors. This change in the market place has put pressure on the pricing of our current products and will likely result in lower margins on some of our legacy business. In order to compete effectively for new business, we may similarly need to invest in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs.

In the short-term, our backlog was approximately $47.9 million at March 31, 2013 which includes $31.6 million from two significant customers compared to $36.9 million at March 31, 2012 which included $24.4 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at March 31, 2013 is approximately $47.6 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $337,000 and represents firm multi-year orders for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at March 31, 2012 was zero.

The sales backlog gives the Company a solid base of sales for the remainder of fiscal year 2013 and 2014. Based upon the backlog and our anticipated schedule for the fulfillment of orders, management expects net sales revenues in fiscal year 2013 to exceed net sales revenues in fiscal year 2012.

In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $26 million in the aggregate for both repeat and new programs. There can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States Department of Defense spending, factors affecting the defense industry and military procurement generally and the enhanced competitive environment confronting our bids for both repeat and new product orders.

Net sales to two significant customers represented 59.4% and 67.9% of the Company’s total sales for the three month periods ended March 31, 2013 and 2012, respectively. Net sales to two significant customers represented 54.4% and 59.6% of the Company’s total sales for the nine month periods ended March 31, 2013 and 2012, respectively. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Even though our business tends to be concentrated in a few customers, the makeup of those customers sometimes changes from year to year. Our longer-term strategic objective to maintain our backlog, win new products and offset potential lower margins, associated with our pricing review noted above, is to broaden our customer base and thereby lower the concentration of sales, mitigate excessive reliance upon a single major product of a particular program and minimize the impact of the loss of a single significant customer. However, the defense industry itself tends to be concentrated with a few large tier one defense contractors which limits the amount of diversity the Company can achieve with our military customer base.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $250,000 for fiscal 2013, of which $203,500 was expended through March 31, 2013. We believe that our working capital will be adequate to fund orders, general operations of the business, and regular dividend payments, consistent with past practice.

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

Index

Results of Operations

Net sales for the three months ended March 31, 2013 were $6,799,970 as compared to $7,661,946 for the same period in 2012, representing an 11.3% decrease. Net sales for the nine months ended March 31, 2013 were $22,744,294 as compared to $23,921,627 for the same period in 2012, representing a 4.9% decrease. Generally, these fluctuations can be attributed to the contract specific nature of the Company's business. Shipments to one major customer decreased during the quarter due to a decrease in their production of products. Currently this reduction is considered temporary and should be offset with the shipments of the product which have been deferred to future periods. The decrease for the nine months ended March 31, 2013 is also attributable to the deferral of the shipments of one product and the wind down of a significant program from another customer.

For the three months ended March 31, 2013 and 2012 gross profits were $1,969,878 and $2,404,390, respectively. Gross profit as a percentage of sales was 29.0% and 31.4%, for the three months ended March 31, 2013 and 2012, respectively. For the nine months ended March 31, 2013 and 2012 gross profits were $6,596,579 and $6,588,058, respectively. Gross profit as a percentage of sales was 29.0% and 27.5%, for the nine months ended March 31, 2013 and 2012, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income. The slight decrease in gross profit in the three months ended March 31, 2013, was primarily the result of a decrease in sales and an increased impact from loss contracts. The gross profit percentage increase in the nine months ended March 31, 2013 as compared to March 31, 2012 was primarily the result of increased sales backlog for both engineering and production with a favorable product mix, offset by the impact of investments in future programs.

Selling, general and administrative expenses were $725,596 and $663,625 for the three months ended March 31, 2013 and March 31, 2012, respectively. Selling, general and administrative expenses were $2,135,293 and $2,097,317 for the nine months ended March 31, 2013 and March 31, 2012, respectively. The increase is due mainly to increases in salary and employee related expenses.

Other income for the three months ended March 31, 2013 and 2012 was $22,623 and $21,418, respectively. Other income for the nine months ended March 31, 2013 and 2012 was $55,543 and $60,990, respectively.

The Company does not believe there is significant risk associated with its investment policy, since at March 31, 2013 all of the investments were primarily represented by short-term liquid investments.

The effective income tax rate at March 31, 2013 and 2012 was 27.7% and 28.4%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended March 31, 2013, was $915,231 or $.41 per share, both basic and diluted, compared to $1,262,863 or $.58 per share, both basic and diluted, for the three months ended March 31, 2012. Net income for the nine months ended March 31, 2013, was $3,267,725, or $1.48 and $1.46 per share, basic and diluted, respectively, compared to $3,260,630 or $1.50 and $1.48 per share, basic and diluted, respectively, for the nine months ended March 31, 2012. The decrease in net income per share for the three and nine months ended March 31, 2013 was mainly due to lower sales offset by an improved product mix and an increased number of outstanding shares.

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

The Company's working capital as of March 31, 2013 and 2012 was approximately $27.2 million and $25.9 million, respectively. During the three months ended March 31, 2013 and 2012 the Company repurchased 3,753 and 1,645 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $99,454 and $40,385, respectively. During the nine months ended March 31, 2013 and 2012 the Company repurchased 3,753 and 6,269 shares, respectively, of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") for a total purchase price of $99,454 and $143,731, respectively, as well as an additional 2,000 shares of common stock for $50,566 from the market. Under existing authorizations from the Company's Board of Directors, as of March 31, 2013, management is authorized to purchase an additional $1,706,248 of Company stock.

Index

	Nine Months Ended March 31,
	2013	2012
Net cash provided by operating activities	1,811,850	$5,523,963
Net cash used in investing activities	(666,391)	(1,740,495)
Net cash used in financing activities	(3,453,813)	(3,608,690)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities decreased in the first nine months of fiscal 2013 due to the increase in investment securities that matured during the current period. The decrease in cash used in financing activities is due primarily to proceeds received from the exercise of stock options.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2013 and 2012, the Company expended $203,500 and $230,259, respectively, for plant improvements and new equipment. The Company has a revised budget of approximately $250,000 for new equipment and plant improvements in fiscal 2013. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2013 and March 31, 2012.

Index

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The terms “believe,” “anticipate,” “intend,” “goal,” “expect,” “strategic objective,” and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion, supply and manufacturing constraints, potential new orders from customers and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold - For the three and nine month period ended March 31, 2013, the Company sold 0 and 2,321 shares to the ESOP respectively. The aggregate gross proceeds from the shares of common stock sold were $0 and $66,102 respectively. The securities were sold for cash and the sales were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(2) of the Securities Act of 1933. Proceeds were used for general working capital purposes.
(c)	Securities Repurchased
Purchases of Equity Securities
			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
March 1 to
March 31, 2013	3,753	$26.50	3,753	$1,706,248

(1)	Pursuant to a prior Board of Directors authorization, as of March 31, 2013 the Company can repurchase up to $1,706,248 of its common stock pursuant to an ongoing plan.
Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
12

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ Mark St. Pierre
Mark St. Pierre, President and
Chief Executive Officer

/s/ David O'Neil
David O'Neil, Treasurer and
Principal Financial Officer

May 14, 2013

       Date

