Form 10-K
period 2013-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2013-09-12
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 – K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission file number 1-4383

ESPEY MFG. & ELECTRONICS CORP.

(Exact name of registrant as specified in its charter)

NEW YORK	14-1387171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

233 Ballston Avenue, Saratoga Springs, NY 12866

(Address of principal executive offices including Zip Code)

(Registrant’s telephone number including area code) (518)245-4400

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

☐ Large accelerated filer          ☐ Accelerated filer           ☐ Non-accelerated filer           ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company.

☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $39,391,957 million based upon the closing sale price of $25.20 on the NYSE MKT on December 31, 2012.

At September 12, 2013, there were 2,352,260 shares outstanding of the registrant’s Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

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

In the fiscal years ended June 30, 2013 and 2012, the Company's total sales were $34,298,210 and $32,037,357, respectively. Sales to three customers accounted for 33%, 18% and 12% of total sales in 2013. Sales to two customers accounted for 37% and 23% of total sales in 2012. A loss of a significant customer would negatively impact the financial performance of the Company.

Export sales in 2013 and 2012 were approximately $2,671,000 and $5,085,000, respectively. This decrease is primarily due to one large customer specific transmitter shipment in fiscal 2012.

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

Sales Backlog

At September 10, 2013, the Company's backlog was approximately $40.5 million. The total backlog at June 30, 2013 was approximately $42.1 million compared to approximately $50.8 million at June 30, 2012. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at June 30, 2013 is approximately $42.0 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $114,000 and represents firm multi-year orders for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at June 30, 2012 was $2.3 million. The Company's backlog and risks associated with government contracts is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

It is presently anticipated that a minimum of $27 million of orders comprising the June 30, 2013 backlog will be filled during the fiscal year ending June 30, 2014. The minimum of $27 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2014. The estimate of the June 30, 2013 backlog to be shipped in fiscal 2014 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

Marketing and Competition

The Company markets its products primarily through its own direct sales organization. Business is solicited from large industrial manufacturers and defense companies, the government of the United States, foreign governments and major foreign electronic equipment companies. In certain countries the Company has external sales representatives to help solicit and coordinate foreign contracts. Espey is also on the eligible list of contractors with the United States Department of Defense and generally is automatically solicited by Defense Department procurement agencies for their needs falling within the major classes of products produced by the Company. In addition, the Company directly pursues opportunities from the United States Department of Defense for prime contracts. Espey contracts with the Federal Government under cage code 20950 as Espey Mfg. & Electronics Corp. and cage code 98675 as Espey Mfg. & Electronics Corp., Saratoga Industries Division.

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

Our business is not seasonal. However, the concentration of our business in equipment for military applications exposes us to on-going associated risks including, without limitation, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, and the potential of governmental termination of orders for convenience.

The unresolved process for addressing the U.S’s fiscal imbalances is a risk to the company. This risk is not unique to Espey and is in fact common to all defense contractors. The Congressional sequestration established a level of uncertainty associated with large-scale across-the-board defense cuts and has caused delays in program management including the processing of new orders and requests for proposals associated with new procurement.

In addition to the defense spending cuts associated with the Federal budget sequestration, we have experienced new incidents of competition. Based upon discussions during contract negotiations with our major customers, we believe that many of our competitors are aggressively investing in upfront product design costs and lowering profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of competing contractors. This change in the market place has put pressure on the pricing of our current products and will likely result in lower margins on some of our legacy business. In order to compete effectively for new business, we may similarly need to invest in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we have adjusted our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

Research and Development

The Company's expenditures for research and development were approximately $60,597 and $139,576 in fiscal 2013 and 2012, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvements of existing products. A majority of these expenditures relate to research that is required by Espey engineers to support a request for a quotation from a customer having a product-specific custom need usually associated with stringent size and weight requirements.

Employees

The Company had 173 employees as of September 12, 2013. Approximately 40% of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. A new collective bargaining agreement was approved in July 2012. The three-year agreement expires on June 30, 2015. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2013, and the Company believes will not in fiscal year 2014, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE MKT (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2013	High	Low
First Quarter	$31.00	$22.03
Second Quarter	27.98	22.87
Third Quarter	26.94	24.26
Fourth Quarter	26.49	24.09
2012
First Quarter	$27.00	$19.40
Second Quarter	25.54	19.80
Third Quarter	25.55	22.00
Fourth Quarter	27.10	24.42

Holders

The approximate number of holders of record of the common stock was 91 on September 12, 2013 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on common stock of $1.975 per share for the fiscal years ended June 30, 2013 and $1.90 per share for the fiscal years ended June 30, 2012, which included a special dividend of $1.00 per share during each such fiscal year. The Board of Directors has authorized the payment of a fiscal 2014 first quarter dividend of $.25 payable September 27, 2013 to shareholders of record on September 10, 2013. Our Board of Directors assesses the Company’s dividend policy periodically and we anticipate that regular quarterly dividends will be paid for the foreseeable future. There is no assurance, however, that the Board of Directors will increase the amount of the regular cash dividend during the fiscal year ending June 30, 2014 or any future years. Moreover, there is no assurance that the Board of Directors will declare a special dividend during fiscal year 2014 or in future years. Typically, the Board will assess whether a special dividend is warranted in the latter part of the second fiscal quarter based upon the Company’s cash position, anticipated future sales during the fiscal year and the sales backlog.

During fiscal 2013, the Company sold common stock to certain employees and directors as they exercised existing stock options granted under a shareholder approved plan. During the year, 27,300 shares were sold at prices that ranged from $17.09 a share to $21.54 a share. The securities were sold for cash. Proceeds are used for general working capital purposes.

The Company did not make any open market purchases of equity securities in the fiscal 2013 fourth quarter.

The following table sets forth information as of June 30, 2013 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	159,250	$21.12	252,650
Equity compensation
plans not approved
by security holders	—		—
Total	159,250		252,650

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal 2014 to be less than fiscal year 2013 revenues. Expectations are for product mix and margins to remain favorable for fiscal year 2014. During fiscal 2013 new orders received by the Company were approximately $26.1 million. The order backlog of approximately $42.1 million at June 30, 2013 gives the Company a solid base of future sales. It is presently anticipated that a minimum of $27 million of orders comprising the June 30, 2013 backlog will be filled during the fiscal year ending June 30, 2014. The minimum of $27 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2014. See discussions below for further detail on the customer mix included in the backlog.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $56 million in the aggregate for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and military procurement generally.

Three significant customers represented 63% of the Company’s total sales in fiscal 2013 and two significant customers represented 60% of the Company's total sales in fiscal 2012. These sales are in connection with multiyear programs in which the Company is a significant subcontractor. The June 30, 2013 backlog of $42.1 million includes orders from two customers that represent 57% and 11% of the total backlog. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. For several years, management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base. The Company currently has a very high concentration level with two customers and this presents significant risk.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $800,000 for fiscal 2014. Expectations are that the working capital will be required to fund orders, dividend payments, and general operations of the business. From time to time, management along with the Mergers and Acquisitions Committee of the Board of Directors examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines. The criteria for consideration are synergies with the Company’s existing product base and accretion to earnings.

Results of Operations

Net sales for fiscal years ended June 30, 2013 and 2012, were $34,298,210 and $32,037,357, respectively, a 7% increase. This increase can be attributed to the contract specific nature of the Company’s business and the timing of deliveries on these contracts. More specifically, engineering sales increased by approximately $3.1 million while shipments of transformers and spare parts increased by approximately $1.2 million each.

For the fiscal years ended June 30, 2013 and 2012 gross profits were $10,699,569 and $8,820,163, respectively. Gross profit as a percentage of sales increased to 31.2% for fiscal 2013, up from 27.5% in fiscal 2012. The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher as compared to products that are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs including loss contracts, has a significant impact on gross profit and net income. The increased gross profit in fiscal 2013 as compared to fiscal 2012 was primarily the result of an increased sales backlog for both engineering and production with a favorable product mix, offset by the impact of investments in future programs.

Selling, general and administrative expenses were $2,917,140 for the fiscal year ended June 30, 2013, an increase of $88,731, or 3% as compared to the prior year. The increase for fiscal 2013 relates primarily to increases in salary and employee related expenses.

Employment of full time equivalents at June 30, 2013 was 170 people compared with 165 people at June 30, 2012.

Other income remained consistent for the fiscal years ended June 30, 2013 and 2012 was $83,758 and $89,702, respectively.

The effective income tax rate was 29.3% in fiscal 2013 and 27.8% in fiscal 2012. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the dividends paid on allocated ESOP shares.

Net income for fiscal 2013, was $5,562,425 or $2.52 and $2.48 per share, basic and diluted, respectively, compared to net income of $4,390,268 or $2.02 and $1.99 per share, basic and diluted, respectively, for fiscal 2012. The increase in net income per share was primarily due to higher sales, higher gross profit on sales, offset slightly by higher selling, general and administrative expenses.

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

The Company's working capital as of June 30, 2013 and 2012 was $29,591,453 and $27,199,385, respectively. During the three months ended June 30, 2013 and 2012 the Company did not repurchase any shares of its common stock. During the fiscal years ended June 30, 2013 and 2012 the Company repurchased 5,753 and 6,269 shares, respectively, of its common stock from the Company’s Employee Retirement Plan and Trust (“ESOP”) and in other open market transactions, for a total purchase price of $150,020 and $143,731, respectively. Under existing authorizations from the Company's Board of Directors, as of June 30, 2013, management is authorized to purchase an additional $1,706,248 million of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

	2013	2012
Net cash provided by operating activities	$3,285,630	$7,386,326
Net cash used in investing activities	(990,225)	(1,463,276)
Net cash used in financing activities	(3,930,201)	(4,095,437)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, level of sales, the timing of the collection of accounts receivable, purchase of inventory and payments of accounts payable. Net cash used in investing activities decreased in fiscal 2013 due to an increase in purchases of investment securities offset by an increase in proceeds from maturity of investment securities. The decrease in cash used in financing activities is due primarily to an increase in the proceeds from the exercise of stock options.

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

During fiscal year 2013 and fiscal 2012, the Company expended $322,507 and $267,983, respectively, for plant improvements and new equipment. The Company has budgeted approximately $800,000 for new equipment and plant improvements in fiscal 2014. Management anticipates that the funds required will be available from current operations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Espey Mfg. & Electronics Corp.

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp. as of June 30, 2013 and 2012, and the related statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2013. Espey Mfg. & Electronics Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

September 12, 2013

Espey Mfg. & Electronics Corp.

Balance Sheets

June 30, 2013 and 2012

	2013	2012
ASSETS
Cash and cash equivalents	$9,888,628	$11,523,424
Investment securities	3,892,968	3,184,711
Trade accounts receivable, net	7,204,226	3,217,875

Inventories:
Raw materials	1,607,112	1,364,019
Work-in-process	607,165	801,092
Costs related to contracts in process, net of progress
payments of $146,916 in 2013 and $511,502 in 2012	9,159,493	9,480,595
Total inventories	11,373,770	11,645,706

Deferred tax asset	419,093	422,998
Prepaid expenses and other current assets	315,736	200,322
Total current assets	33,094,421	30,195,036

Property, plant and equipment, net	2,421,332	2,523,196
Loan receivable	25,194	67,371
Total assets	$35,540,947	$32,785,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,273,142	$1,309,037
Accrued expenses:
Salaries, wages and commissions	370,554	417,677
Vacation	748,040	707,760
Other	629,878	442,695
Payroll and other taxes withheld and accrued	50,891	44,886
Income taxes payable	430,463	73,596
Total current liabilities	3,502,968	2,995,651

Deferred tax liability	195,385	222,504
Total liabilities	3,698,353	3,218,155

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares in 2013 and 2012. Outstanding 2,344,690 and 2,320,822 in 2013 and
2012, respectively (includes 116,666 and 136,666 Unearned
ESOP Shares)	1,009,958	1,009,958
Capital in excess of par value	15,780,009	15,093,512
Accumulated other comprehensive income	412	1,477
Retained earnings	24,260,121	23,053,762
	41,050,500	39,158,709

Less: Unearned ESOP shares	(1,685,827)	(1,974,829)
Cost of 685,184 and 709,052 shares of common stock
in treasury in 2013 and 2012, respectively	(7,522,079)	(7,616,432)
Total stockholders’ equity	31,842,594	29,567,448

Total liabilities and stockholders’ equity	$35,540,947	$32,785,603

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Comprehensive Income

Years ended June 30, 2013 and 2012

	2013	2012

Net sales	$34,298,210	$32,037,357
Cost of sales	23,598,641	23,217,194
Gross profit	10,699,569	8,820,163

Selling, general and administrative expenses	2,917,140	2,828,409
Operating income	7,782,429	5,991,754

Other income
Interest and dividend income	35,813	49,354
Other	47,945	40,348
Total other income	83,758	89,702

Income before income taxes	7,866,187	6,081,456

Provision for income taxes	2,303,762	1,691,188

Net income	$5,562,425	$4,390,268

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	(1,065)	1,477

Total comprehensive income	$5,561,360	$4,391,745

Net income per share:
Basic	$2.52	$2.02
Diluted	$2.48	$1.99

Weighted average number of shares outstanding:
Basic	2,206,937	2,172,589
Diluted	2,242,648	2,203,060

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2013 and 2012

				Accumulated
	Outstanding		Capital in	Other
	Common		Excess of	Comprehensive	Retained
	Shares	Amount	Par Value	Income	Earnings

Balance as of June 30, 2011	2,320,960	$1,009,958	$14,674,189	$—	$22,780,026

Comprehensive income:

Net income, 2012					4,390,268

Other comprehensive income,
net of tax of $795				1,477

Total comprehensive income

Stock options exercised	3,800		33,700

Stock option expense			98,723

Dividends paid on common stock
$1.90 per share					(4,116,532)

Tax effect of stock options exercised			40,801

Sale of treasury stock to ESOP	2,331		39,744

Purchase of treasury stock	(6,269)

Reduction of unearned ESOP shares			206,355

Balance as of June 30, 2012	2,320,822	$1,009,958	$15,093,512	$1,477	$23,053,762

Comprehensive income:

Net income, 2013					5,562,425

Other comprehensive income,
net of tax of $(573)				(1,065)

Total comprehensive income

Stock options exercised	27,300		268,049

Stock option expense			115,183

Dividends paid on common stock
$1.975 per share					(4,356,066)

Tax effect of stock options exercised			16,509

Sale of treasury stock to ESOP	2,321		46,954

Purchase of treasury stock	(5,753)

Reduction of unearned ESOP shares			239,802

Balance as of June 30, 2013	2,344,690	$1,009,958	$15,780,009	$412	$24,260,121

The accompanying notes are an integral part of the financial statements.

(Continued)

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2013 and 2012

			Unearned	Total
	Treasury Stock		ESOP	Stockholders
	Shares	Amount	Shares	Equity

Balance as of June 30, 2011	708,914	$(7,523,282)	$(2,275,872)	$28,665,019

Comprehensive income:

Net income, 2012				4,390,268

Other comprehensive income,
net of tax of $795				1,477

Total comprehensive income				4,391,745

Stock options exercised	(3,800)	31,350		65,050

Stock option expense				98,723

Dividends paid on common stock
$1.90 per share				(4,116,532)

Tax effect of stock options exercised				40,801

Sale of treasury stock to ESOP	(2,331)	19,231		58,975

Purchase of treasury stock	6,269	(143,731)		(143,731)

Reduction of unearned ESOP shares			301,043	507,398

Balance as of June 30, 2012	709,052	$(7,616,432)	$(1,974,829)	$29,567,448

Comprehensive income:

Net income, 2013				5,562,425

Other comprehensive income,
net of tax of $(573)				(1,065)

Total comprehensive income				5,561,360

Stock options exercised	(27,300)	225,225		493,274

Stock option expense				115,183

Dividends paid on common stock
$1.975 per share				(4,356,066)

Tax effect of stock options exercised				16,509

Sale of treasury stock to ESOP	(2,321)	19,148		66,102

Purchase of treasury stock	5,753	(150,020)		(150,020)

Reduction of unearned ESOP shares			289,002	528,804

Balance as of June 30, 2013	685,184	$(7,522,079)	$(1,685,827)	$31,842,594

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2013 and 2012

	2013	2012

Cash Flows from Operating Activities:

Net income	$5,562,425	$4,390,268

Adjustments to reconcile net income to net cash provided by operating activities:

Excess tax benefits from share-based compensation	(16,509)	(40,801)

Stock-based compensation	115,183	98,723

Depreciation	418,149	426,389

ESOP compensation expense	528,804	507,398

Loss on disposal of assets	6,222	21,412

Deferred income tax benefit	(22,641)	(111,465)

Changes in assets and liabilities:

(Increase) decrease in trade receivables, net	(3,986,351)	3,048,890

Decrease (increase) in inventories, net	271,936	(1,066,646)

(Increase) decrease in prepaid expenses and other current assets	(115,414)	8,582

Decrease in accounts payable	(35,895)	(144,670)

(Decrease) increase in accrued salaries, wages and commissions	(47,123)	5,122

Increase in other accrued expenses	187,183	321,669

Increase in vacation accrual	40,280	84,003

Increase in payroll and other taxes withheld and accrued	6,005	801

Increase (decrease) in income taxes payable	373,376	(163,349)

Net cash provided by operating activities	$3,285,630	$7,386,326

The accompanying notes are an integral part of the financial statements.

(Continued)

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2013 and 2012

	2013	2012

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(322,507)	(267,983)

Proceeds from loan receivable	42,177	40,932

Purchase of investment securities	(7,359,816)	(4,523,363)

Proceeds from sale/maturity of investment securities	6,649,921	3,287,138

Net cash used in investing activities	(990,225)	(1,463,276)

Cash Flows from Financing Activities:

Sale of treasury stock	66,102	58,975

Dividends on common stock	(4,356,066)	(4,116,532)

Purchase of treasury stock	(150,020)	(143,731)

Proceeds from exercise of stock options	493,274	65,050

Excess tax benefits from share-based compensation	16,509	40,801

Net cash used in financing activities	(3,930,201)	(4,095,437)

(Decrease) increase in cash and cash equivalents	(1,634,796)	1,827,613

Cash and cash equivalents, beginning of the year	11,523,424	9,695,811

Cash and cash equivalents, end of the year	$9,888,628	$11,523,424

Supplemental Schedule of Cash Flow Information:

Income taxes paid	$1,960,000	$1,966,000

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 1. Nature of operations

Espey Mfg. & Electronics Corp. (the Company) is a manufacturer of electronic equipment used primarily in military and industrial applications. The principal markets for the Company’s products are companies that provide electronic support to both military and industrial applications.

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

Espey Mfg. & Electronics Corp. Notes to Financial Statements Note 2. Summary of Significant Accounting Policies, Continued

Investment Securities

The Company accounts for its investments in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.” Investment securities at June 30, 2013 and June 30, 2012 consist of certificates of deposit and municipal bonds. The Company classifies investment securities as available-for-sale. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Realized gains and losses for securities classified as available-for-sale are included in earnings and are determined using the specific identification method. Interest income is recognized when earned. Fair values are based on quoted market prices available as of the balance sheet date.

Accounts receivable and allowance for doubtful accounts

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances. An account is generally considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2013. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income for fiscal years ended June 30, 2013 and 2012 consists of unrealized holding gains and losses on available-for-sale securities.

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

Espey Mfg. & Electronics Corp. Notes to Financial Statements Note 2. Summary of Significant Accounting Policies, Continued

The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. Generally Accepted Accounting Principles.

The new amendments require:

Presentation of (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

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

Note 3. Investment in Fair Value

ASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

▪	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Espey Mfg. & Electronics Corp. Notes to Financial Statements Note 3. Investment in Fair Value, Continued
▪	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
▪	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Investment securities at June 30, 2013 and June 30, 2012 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at June 30, 2013 and June 30, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2013
Certificates of deposit	$2,600,000	$—	$—	$2,600,000
Municipal bonds	1,292,335	5,414	(4,780)	1,292,968
2013 Total investment securities	$3,892,335	$5,414	$(4,780)	$3,892,968

2012
Certificates of deposit	$2,324,945	$—	$—	$2,324,945
Municipal bonds	857,494	4,224	(1,952)	859,766
2012 Total investment securities	$3,182,439	$4,224	$(1,952)	$3,184,711

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At June 30, 2013, the Company did not have any investments in individual securities that have been in a continuous loss position to be temporary for more than 12 months. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at June 30, 2013.

As of June 30, 2013 and June 30, 2012, the contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
2013
Available-for-sale	$2,077,769	$1,815,199	$3,892,968

2012
Available-for-sale	$2,468,500	$716,211	$3,184,711

Note 4. Contracts in Process

Contracts in process at June 30, 2013 and 2012 are as follows:

	2013	2012
Gross contract value	$42,069,522	$50,839,601
Costs related to contracts in process, net of progress payments
of $146,916 in fiscal 2013 and $511,502 in fiscal 2012	9,159,493	9,480,595

Included in costs relating to contracts in process at June 30, 2013 and 2012 are costs of $4,155,629 and $2,925,245, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statement of comprehensive income until the units under contract are shipped.

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 5. Property, Plant and Equipment

A summary of the original cost of property, plant and equipment at June 30, 2013 and 2012 is as follows:

	2013	2012
Land	$45,000	$45,000
Building and improvements	4,254,834	4,189,908
Machinery and equipment	7,650,014	7,458,075
Furniture and fixtures	160,867	160,867
	12,110,715	11,853,850
Accumulated depreciation	(9,689,383)	(9,330,654)
Property, plant and equipment, net	$2,421,332	$2,523,196

Depreciation expense was $418,149 and $426,389, during the years ended June 30, 2013 and 2012, respectively.

Note 6. Pension Expense

Under terms of a negotiated union contract which expires on June 30, 2015, the Company is obligated to make contributions to a union-sponsored International Brotherhood of Electrical Workers Local 1799 defined benefit pension plan (Plan identifying number is 14-6065199) covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $98,712 in fiscal 2013 and $103,486 in fiscal 2012. These contributions represent more than five percent of the total contributions. For the year beginning January 1, 2013, the Plan is in “critical status.” Plan Trustees entered into a Funding Improvement Plan which calls for an increase in contributions starting January 1, 2016 of $0.04 for each year for five years thereafter. This Funding Improvement Plan should put the Plan status back into the “green zone.” For the year beginning January 1, 2012, the Plan was in the “green zone” which means it is in neither endangered nor critical status. The Plan has used extended amortization provisions.

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $40,521 and $39,005, for fiscal years 2013 and 2012, respectively.

Note 7. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2013 and 2012 is as follows:

	2013	2012
Current tax expense - federal	$2,293,795	$1,785,633
Current tax expense - state	32,608	17,020
Deferred tax benefit	(22,641)	(111,465)
Provision for income taxes	$2,303,762	$1,691,188

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

The combined U.S. federal and state effective income tax rates of 29.3% and 27.8%, for 2013 and 2012 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2013	2012
U.S. federal statutory income tax rate	34.0%	34.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	0.3	0.1
ESOP cost versus Fair Market Value	1.0	1.2
Dividend on allocated ESOP shares	(3.4)	(4.3)
Qualified production activities	(2.9)	(2.9)
Stock-based compensation	0.3	(0.2)
Other	—	(0.1)
Effective tax rate	29.3%	27.8%

For the years ended June 30, 2013 and 2012 deferred income tax benefit of $22,641 and $111,465, respectively, result from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2013 and 2012 are presented as follows:

Espey Mfg. & Electronics Corp. Notes to Financial Statements Note 7. Provision for Income Taxes, Continued
	2013	2012
Deferred tax assets:
Accrued expenses	$348,085	$333,592
ESOP	121,315	121,314
Stock-based compensation	19,946	15,697
Inventory - effect on uniform capitalization	49,032	70,788
Other	2,252	3,715
Total deferred tax assets	540,630	545,106

Deferred tax liabilities:
Unrealized gain on investment securities	222	795
Property, plant and equipment - principally due
to differences in depreciation methods	316,700	343,817
Total deferred tax liabilities	316,922	344,612
Net deferred tax asset	$223,708	$200,494

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

As the result of the implementation of the FASB interpretation ASC 740-10, Accounting for Uncertainty in Income Taxes – An Interpretation of ASC 740, the Company recognized no material adjustments to unrecognized tax benefits. As of June 30, 2013 and 2012, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions, if any, in general and administrative expense. As of June 30, 2013, the Company has not recorded any provision for accrued interest and penalties related to uncertain tax positions.

By statute, tax years ended June 30, 2013, 2012, 2011, and 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 8. Significant Customers

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customer and one foreign customer (based in United Kingdom) accounted for 45% and 18%, respectively of total sales in fiscal 2013. Sales to one domestic customer and one foreign customer (based in United Kingdom) accounted for 37% and 23%, respectively of total sales in fiscal 2012.

Export sales in fiscal 2013 and fiscal 2012 were approximately $2,671,000 and $5,085,000, respectively.

Note 9. Stock Rights Plan

The Company has a Shareholder Rights Plan that expires on December 31, 2019. Under this plan, common stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock outstanding as of or issued subsequent to April 14, 1989. Each right entitles the holder thereof to buy one-half share of common stock of the Company at an exercise price of $25 per share subject to adjustment. The rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer which, if consummated, would result in the offer or individually or, together with all affiliates and associates thereof, being the beneficial owner of 15% or more of the Company’s common stock.

If a 15% or larger shareholder should engage in certain self-dealing transactions or a merger with the Company in which the Company is the surviving corporation and its shares of common stock are not changed or converted into equity securities of any other person, or if any person were to become the beneficial owner of 15% or more of the Company’s common stock, then each right not owned by such shareholder or related parties of such shareholder (all of which will be void) will entitle its holder to purchase, at the right’s then current exercise price, shares of the Company’s common stock having a value of twice the right’s exercise price. In addition, if the Company is involved in any other merger or consolidation with, or sells 50% or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the right’s then current exercise price, shares of common stock of such other person having a value of twice the right's exercise price.

Espey Mfg. & Electronics Corp. Notes to Financial Statements Note 9. Stock Rights Plan, Continued

The Company generally is entitled to redeem the rights at one cent per right at any time until the 15th day (or 25th day if extended by the Company’s Board of Directors) following public announcement that a 15% position has been acquired or the commencement of a tender or exchange offer which, if consummated, would result in the offer or, together with all affiliates and associates thereof, being the beneficial owner of 15% or more of the Company’s common stock.

Note 10. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $528,804 for the year ended June 30, 2013 and $507,398 for the year ended June 30, 2012. The ESOP shares as of June 30, 2013 and 2012 were as follows:

	2013	2012
Allocated shares	469,338	454,588
Unreleased shares	116,666	136,666
Total shares held by the ESOP	586,004	591,254
Fair value of unreleased shares	$2,998,316	$3,609,349

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

Total stock-based compensation expense recognized in the statement of comprehensive income for the three-month period ended June 30, 2013 and 2012, was $27,406 and $30,224, respectively, before income taxes. The related total deferred tax benefit was approximately $3,116 and $3,194, for the same periods. Total stock-based compensation expense recognized in the statement of comprehensive income for the fiscal years ended June 30, 2013 and 2012, was $115,183 and $98,723, respectively, before income taxes. The related total deferred tax benefit was approximately $12,968 and $10,230, for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of June 30, 2013, there was approximately $55,623 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next year. The total deferred tax benefit related to these awards is approximately $6,292.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company’s shareholders at the Company’s Annual Meeting on November 30, 2007 and supersedes the Company’s 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 158,500 have been granted and 123,450 are outstanding as of June 30, 2013. While no further grants of options may be made under the 2000 Plan, as of June 30, 2013, 35,800 options remain outstanding, vested and exercisable from the 2000 Plan.

Espey Mfg. & Electronics Corp. Notes to Financial Statements Note 11. Stock-based Compensation, Continued

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

There were no options awarded for the twelve months ended June 30, 2013. The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the years ended June 30, 2012:

2012
Dividend yield	3.58%
Expected stock price volatility	31.37%
Risk-free interest rate	0.56%
Expected option life (in years)	3.7 yrs
Weighted average fair value per share
of options granted during the period	$4.323

The Company pays dividends quarterly. Our Board of Directors assesses the Company’s dividend policy periodically and we anticipate that regular quarterly dividends will be paid for the foreseeable future. There is no assurance, however, that the Board of Directors will either increase the amount of the regular cash dividend or declare a special dividend during the fiscal year ending June 30, 2014 or any future years. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the twelve months ended June 30, 2013:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2012	187,050	$20.69	6.96
Granted	—	—	—
Exercised	(27,300)	$18.07	—
Forfeited or expired	(500)	$25.14
Outstanding at June 30, 2013	159,250	$21.12	6.30	$729,337
Vested or expected to vest at June 30, 2013	151,395	$20.91	6.18	$724,943
Exercisable at June 30, 2013	101,300	$18.82	5.01	$696,915

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on June 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2013. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the twelve months ended June 30, 2013 and 2012 was $82,656 and $21,089, respectively.

Espey Mfg. & Electronics Corp. Notes to Financial Statements Note 11. Stock-based Compensation, Continued

The following table summarizes changes in non-vested stock options during the twelve months ended June 30, 2013:

	Weighted
	Number of	Average
	Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-Vested at July 1, 2012	89,050	$3.982
Granted	—	—
Vested	(30,600)	$3.335
Forfeited or expired	(500)	$4.327
Non-Vested at June 30, 2013	57,950	$4.321

Note 12. Financial Instruments/Concentration of Credit Risk

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2013 and 2012 because of the relatively short maturities of these instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in note 8, a significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company’s total trade accounts receivable balance, was 52% represented by three customers at June 30, 2013, and 46% by two customers at June 30, 2012.

Although the Company’s exposure to credit risk associated with nonpayment of these concentrated balances is affected by the conditions or occurrences within the U.S. and foreign governments, the Company believes that its trade accounts receivable credit risk exposure is limited. The Company performs ongoing credit evaluations of its customer’s financial conditions and requires collateral, such as progress payments, in certain circumstances. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Note 14. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2013 and 2012. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of a pending U.S. government audit the Company has determined a range of possible outcomes none of which the Company believes would have a materially adverse effect on the Company’s financial position or results of operations.  In accordance with ASC 450 “Contingencies” the Company has accrued the amount within the range that appears to be its best estimate of a possible outcome.

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 15. Stockholders’ Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2013:

Stock options outstanding	159,250
Stock options available for issuance	252,650
Number of common shares reserved	411,900

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended June 30:

	2013	2012
Numerator:
Net Income	$5,562,425	$4,390,268
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	2,320,822	2,320,960
Unearned ESOP shares	(136,666)	(157,500)
Weighted average common shares issued during the period	17,810	4,149
Weighted average common shares purchased during the period	(2,550)	(2,861)
Weighted average ESOP shares earned during the period	7,521	7,841
Denominator for basic earnings per common shares –
Weighted average common shares	2,206,937	2,172,589
Diluted EPS:
Common shares outstanding, beginning of period	2,320,822	2,320,960
Unearned ESOP shares	(136,666)	(157,500)
Weighted average common shares issued during the period	17,810	4,149
Weighted average common shares purchased during the period	(2,550)	(2,861)
Weighted average ESOP shares earned during the period	7,521	7,841
Weighted average dilutive effect of issued or forfeited shares	35,711	30,471
Denominator for diluted earnings per common shares –
Weighted average common shares	2,242,648	2,203,060

There were no anti-dilutive options for the years ended June 30, 2013 and 2012.

Note 16. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter
Net sales	$7,891,877	$8,052,447	$6,799,970	$11,553,916
Gross profit	2,482,193	2,144,508	1,969,878	4,102,990
Net income	1,280,718	1,071,776	915,231	2,294,700
Net income per share -
Basic	0.59	0.49	0.41	1.03
Diluted	0.57	0.48	0.41	1.02
2012
Net sales	$7,993,927	$8,265,754	$7,661,946	$8,115,730
Gross profit	2,001,808	2,181,860	2,404,390	2,232,105
Net income	926,904	1,070,863	1,262,863	1,129,638
Net income per share -
Basic	0.43	0.49	0.58	0.52
Diluted	0.42	0.49	0.57	0.51

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on November 15, 2013) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, Signatures
3.1	Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10-K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8-K dated February 26, 2009)
4.1	Second Amended and Restated Rights Agreement, dated December 18, 2009, between Espey Mfg. & Electronics Corp. and Registrar and Transfer Company (incorporated by reference to Exhibit 4.01 to Espey’s Report on Form 8-K dated December 18, 2009)
4.2	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)
10.1	2000 Stock Option Plan (incorporated by reference to Espey's Definitive Proxy Statement dated December 6, 1999 for the January 4, 2000 Annual Meeting)
10.2	Executive Officer contract with Howard Pinsley (incorporated by reference to Exhibit 10.2 to Espey's Report on Form 8-K dated July 27, 2009)
10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)
10.4	Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.1 on Espey’s Report on Form 8-K dated August 17, 2009)
10.5	Retired Director Compensation Program and Mandatory Retirement Agreement (incorporated by reference to Exhibit 10.5 to Espey's Report on Form 10-Q dated May 12, 2011)
10.6	Retired Director Compensation Program and Mandatory Retirement Agreement – Paul Corr (incorporated by reference to Exhibit 10.6 to Espey's Report on Form 10-Q dated May 12, 2011)
10.7	Retired Director Compensation Program and Mandatory Retirement Agreement – Carl Helmetag (incorporated by reference to Exhibit 10.7 to Espey's Report on Form 10-Q dated May 12, 2011)
10.8	Retired Director Compensation Program and Mandatory Retirement Agreement – Barry Pinsley (incorporated by reference to Exhibit 10.8 to Espey's Report on Form 10-Q dated May 12, 2011)
10.9	Retired Director Compensation Program and Mandatory Retirement Agreement – Howard Pinsley (incorporated by reference to Exhibit 10.9 to Espey's Report on Form 10-Q dated May 12, 2011)
10.10	Retired Director Compensation Program and Mandatory Retirement Agreement – Alvin Sabo (incorporated by reference to Exhibit 10.10 to Espey's Report on Form 10-Q dated May 12, 2011)
10.11	Retired Director Compensation Program and Mandatory Retirement Agreement – Michael Wool (incorporated by reference to Exhibit 10.11 to Espey's Report on Form 10-Q dated May 12, 2011)
10.12	Executive Employment Agreement with Mark St. Pierre (incorporated by reference to Exhibit 10.12 on Espey’s Report on Form 8-K dated March 4, 2013)
10.13	Executive Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.13 on Espey’s Report on Form 8-K dated March 4, 2013)
10.14	Executive Employment Agreement with Peggy Murphy (incorporated by reference to Exhibit 10.14 on Espey’s Report on Form 8-K dated March 4, 2013)
27

11.1	Statement re: Computation of Per Share Net income (filed herewith)
14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)
23.1	Consent of EFP Rotenberg, LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
28

S I G N A T U R E S

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/Mark St. Pierre
Mark St. Pierre
President and Chief Executive Officer

/s/Mark St. Pierre	President
Mark St. Pierre	(Chief Executive Officer)
September 12, 2013

/s/David O’Neil	Treasurer
David O'Neil	(Principal Financial Officer)
September 12, 2013

/s/Katrina Sparano	Assistant Treasurer
Katrina Sparano	(Principal Accounting Officer)
September 12, 2013

/s/Howard Pinsley	Chairman of the Board
Howard Pinsley	September 12, 2013

/s/Barry Pinsley	Director
Barry Pinsley	September 12, 2013

/s/Michael W. Wool	Director
Michael W. Wool	September 12, 2013

/s/Paul J. Corr	Director
Paul J. Corr	September 12, 2013

/s/Alvin O. Sabo	Director
Alvin O. Sabo	September 12, 2013

/s/Carl Helmetag	Director
Carl Helmetag	September 12, 2013

29