Form 10-Q
period 2013-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2013-11-14
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

Commission File Number I-4383

ESPEY MFG. & ELECTRONICS CORP.

(Exact name of registrant as specified in its charter)

NEW YORK (State of incorporation)	14-1387171 (I.R.S. Employer's Identification No.)

233 Ballston Avenue, Saratoga Springs, New York 12866

(Address of principal executive offices)

518-584-4100

(Registrant's telephone number, including area code)

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

☐ Large accelerated filer	☐ Non-accelerated filer
☐ Accelerated file	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company.

☐ Yes            ☒ No

At November 14, 2013, there were 2,353,810 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

September 30, 2013 (Unaudited) and June 30, 2013

	September 30, 2013	June 30, 2013
ASSETS:
Cash and cash equivalents	$11,607,437	$9,888,628
Investment securities	3,891,856	3,892,968
Trade accounts receivable, net	5,120,197	7,204,226
Income tax receivable	310,697	—
Inventories:
Raw materials	1,683,803	1,607,112
Work-in-process	850,852	607,165
Costs relating to contracts in process, net of advance payments
of $146,916 at September 30, 2013 and June 30, 2013	9,057,303	9,159,493
Total inventories	11,591,958	11,373,770
Deferred income taxes	421,135	419,093
Prepaid expenses and other current assets	244,133	315,736
Total current assets	33,187,413	33,094,421
Property, plant and equipment, net	2,643,325	2,421,332
Loan receivable	14,450	25,194
Total assets	$35,845,188	$35,540,947

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$1,454,641	$1,273,142
Accrued expenses:
Salaries, wages and commissions	505,359	370,554
Vacation	696,209	748,040
ESOP payable	101,261	—
Other	270,095	629,878
Payroll and other taxes withheld and accrued	57,024	50,891
Income taxes payable	—	430,463
Total current liabilities	3,084,589	3,502,968
Deferred income taxes	213,577	195,385
Total liabilities	3,298,166	3,698,353
Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; Issued 3,029,874 shares
on September 30, 2013 and June 30, 2013. Outstanding
2,353,260 and 2,344,690 on September 30, 2013 and
June 30, 2013, respectively (includes 111,874 and
116,666 unearned ESOP shares)	1,009,958	1,009,958
Capital in excess of par value	15,923,855	15,780,009
Accumulated other comprehensive income	283	412
Retained earnings	24,750,130	24,260,121
	41,684,226	41,050,500
Less: Unearned ESOP shares	(1,685,827)	(1,685,827)
Treasury shares, cost of 676,614 and 685,184 shares on
September 30, 2013 and June 30, 2013, respectively	(7,451,377)	(7,522,079)
Total stockholders’ equity	32,547,022	31,842,594
Total liabilities and stockholders' equity	$35,845,188	$35,540,947

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2013 and 2012

	September 30, 2013	September 30, 2012

Net sales	$6,920,955	$7,891,877
Cost of sales	4,725,819	5,409,684
Gross profit	2,195,136	2,482,193

Selling, general and administrative expenses	767,975	722,589

Operating income	1,427,161	1,759,604

Other income

Interest and dividend income	10,769	10,905
Other	14,712	4,849
	25,481	15,754

Income before income taxes	1,452,642	1,775,358

Provision for income taxes	403,735	494,640

Net income	$1,048,907	$1,280,718

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	(129)	283

Total comprehensive income	$1,048,778	$1,281,001

Net income per share:

Basic	$.47	$.59
Diluted	$.46	$.57

Weighted average number of shares outstanding:

Basic	2,231,072	2,186,424
Diluted	2,265,823	2,234,361

Dividends per share:	$0.2500	$0.2250

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2013 and 2012

	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities:
Net income	$1,048,907	$1,280,718

Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	(21,476)	(11,163)
Stock-based compensation	26,765	32,965
Depreciation	106,318	104,539
ESOP compensation expense	130,428	139,701
Loss on disposal of assets	—	5,288
Deferred income tax	16,220	(32,219)
Changes in assets and liabilities:
Decrease (increase) in trade receivable, net	2,084,029	(971,552)
Increase in income taxes receivables	(310,697)	(40,707)
Increase in inventories	(218,188)	(267,443)
Decrease in prepaid expenses and other current assets	71,603	30,181
Increase in accounts payable	181,499	92,252
Increase in accrued salaries, wages and commissions	134,805	64,746
Decrease in vacation accrual	(51,831)	(100,451)
Decrease in ESOP payable	(29,167)	(30,750)
Decrease in other accrued expenses	(359,783)	(203,089)
Increase in payroll and other taxes withheld and accrued	6,133	5,742
Decrease in income taxes payable	(408,987)	(62,433)
Net cash provided by operating activities	2,406,578	36,325

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(328,311)	(72,187)
Proceeds from loan receivable	10,744	10,426
Purchase of investment securities	(289,087)	(1,621,921)
Proceeds from sale/maturity of investment securities	290,000	1,499,766
Net cash used in investing activities	(316,654)	(183,916)

Cash Flows from Financing Activities:
Sale of treasury stock	—	66,102
Dividends on common stock	(558,898)	(492,245)
Purchase of treasury stock	—	(50,566)
Proceeds from exercise of stock options	166,307	67,904
Excess tax benefits from share-based compensation	21,476	11,163
Net cash used in financing activities	(371,115)	(397,642)

Increase (decrease) in cash and cash equivalents	1,718,809	(545,233)
Cash and cash equivalents, beginning of period	9,888,628	11,523,424
Cash and cash equivalents, end of period	$11,607,437	$10,978,191

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$1,107,200	$630,000

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2013. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month period ended September 30, 2013 and 2012, was $26,765 and $32,965, respectively, before income taxes. The related total deferred tax benefit was approximately $3,005 and $3,620 for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of September 30, 2013, there was approximately $133,088 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years. The total deferred tax benefit related to these awards is approximately $14,251.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 190,100 have been granted and 149,550 are outstanding as of September 30, 2013. While no further grants of options may be made under the 2000 Plan, as of September 30, 2013, 32,730 options remain outstanding, vested and exercisable from the 2000 Plan.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

Index

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of the option award for the three months ended September 30, 2013. There were no options awarded for the three months ended September 30, 2012.

September 30, 2013
Dividend yield	3.67%
Expected stock price volatility	25.31%
Risk-free interest rate	1.23%
Expected option life (in years)	3.8 yrs
Weighted average fair value per share of options granted during the period	$3.777

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

The following table summarizes stock option activity during the three months ended September 30, 2013:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2013	159,250	$21.12	6.30
Granted	31,600	$27.22	9.89
Exercised	(8,570)	$19.41	—
Forfeited or expired	—	—	—
Outstanding at September 30, 2013	182,280	$22.26	6.74	$1,155,976
Vested or expected to vest at September 30, 2013	174,284	$22.08	6.62	$1,136,797
Exercisable at September 30, 2013	121,330	$20.26	5.45	$1,011,991

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on September 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2013. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the three months ended September 30, 2013 and 2012 was $41,250 and $34,441, respectively.

The following table summarizes changes in non-vested stock options during the three months ended September 30, 2013:

	Weighted Number	Average Grant
	of Shares	Date Fair
	Subject to Option	Value (per Option)
Non-Vested at July 1, 2013	57,950	$4.321
Granted	31,600	$3.777
Vested	(28,600)	$4.757
Forfeited or expired	—	—
Non-Vested at September 30, 2013	60,950	$3.834

Note 4. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2013 and 2012. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of a pending U.S. government audit, the Company has determined a range of possible outcomes none of which the Company believes would have a materially adverse effect on the Company's financial position or results of operations.  In accordance with ASC 450 “Contingencies” the Company has accrued the amount within the range that appears to be its best estimate of a possible outcome.

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

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as unearned ESOP shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $130,428 for the three-month period ended September 30, 2013 and $139,701 for the three-month period ended September 30, 2012. The ESOP shares as of September 30, 2013 and 2012 were as follows:

	September 30, 2013	September 30, 2012
Allocated shares	469,338	456,909
Committed-to-be-released shares	4,792	5,000
Unreleased shares	111,874	131,666

Total shares held by the ESOP	586,004	593,575

Fair value of unreleased shares	$3,199,596	$3,465,449

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

Espey is ISO 9001:2008 certified and our primary products are power supplies, power converters, filters, power transformers, magnetic components, power distribution equipment, ups systems, antennas and high power radar systems. The applications of these products include AC and DC locomotives, shipboard power, shipboard radar, airborne power, ground-based radar, and ground mobile power. The Company is in the process of obtaining AS9100 certification. Originally conceived for the aerospace industry, this vigorous quality management system is increasingly being adopted broadly in the defense industry. Major defense manufacturers and suppliers worldwide require compliance to AS9100 as a condition of doing business with them. Obtaining certification will allow the Company to maintain current business and will provide an opportunity to expand the Company’s qualification to bid on more work in the defense and high reliability industries.

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

There is competition in all classes of products manufactured by the Company from divisions of the largest electronic companies, as well as many small companies. The Company's sales do not represent a significant share of the industry's market for any class of its products. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price, product performance, the experience of the particular company and history of its dealings in such products. The Company, as well as other companies engaged in supplying equipment for military applications exposes us to on-going associated risks including, without limitation, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, and the potential of governmental termination of orders for convenience.

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

In addition to the defense spending cuts associated with the Federal budget sequestration, we have experienced new incidents of competition. Based upon discussions during contract negotiations with our major customers, we believe that many of our competitors are aggressively investing in upfront product design costs and lowering profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of competing contractors. This change in the market place has put pressure on the pricing of our current products and will likely result in lower margins on new business and some of our legacy business. In order to compete effectively for new business, we may similarly need to invest in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we have adjusted our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

Index

New orders received in the first three months of fiscal 2014 were approximately $5.4 million, as compared to $7.2 million of new orders received in the first three months of fiscal 2013. Due to the uncertain timing of receipt of new orders, particularly large orders, period to period comparisons are not necessarily indicative of business trends. Our ability to secure new orders has been hampered due to sequestration, budget cuts and increased competition. We continue to quote a large volume of opportunities.

The Company's backlog was approximately $40.5 million at September 30, 2013 which includes $27.7 million from two significant customers compared to $50.1 million at September 30, 2012 which included $33.4 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded portions of the backlog at September 30, 2013 and 2012 were zero and $2.3 million, respectively, representing firm multi-year orders for which funding had not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status.

While the sales backlog gives the Company a solid base of future sales, based upon the composition of the backlog and our anticipated schedule for the fulfillment of orders, management expects net sales in fiscal year 2014 to be less than net sales in fiscal year 2013. It is presently anticipated that a minimum of $27 million of orders comprising the June 30, 2013 backlog will be filled during the fiscal year ending June 30, 2014. The minimum of $27 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2014. The estimate of the June 30, 2013 backlog to be shipped in fiscal 2014 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $49.9 million in the aggregate for both repeat and new programs. However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States Department of Defense spending and factors affecting the defense industry and military procurement generally.

Net sales to four significant customers represented 76.2% of the Company's total sales for the three-month period ended September 30, 2013 and net sales to three significant customers represented 66.1% of the Company's total sales for the three-month period ended September 30, 2012. For several years, management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base. The Company currently has a very high concentration level with one customer and this presents significant risk.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $800,000 for fiscal 2014, of which $328,311 was expended through September 30, 2013. These expenditures are primarily being made to expand the production capability for transformers. Expectations are that working capital will be adequate to fund orders, regular quarterly dividend payments, and general operations of the business consistent with past practice. There is no guarantee a special dividend will be paid annually.

Critical Accounting Policies and Estimates

Management believes our most critical accounting policies include revenue recognition and cost estimates to completion.

A significant portion of our business is comprised of engineering design and production contracts. Generally, revenues on these long-term fixed-price contracts are recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion.

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

Index

Results of Operations

Net sales decreased for the three months ended September 30, 2013 to $6,920,955 as compared to $7,891,877 for the same period in 2012. The decrease in net sales is primarily due to lower power supply sales for the three months ended September 30, 2013 as compared to the same period ended September 30, 2012.

For the three months ended September 30, 2013 and 2012 gross profits were $2,195,136 and $2,482,193, respectively. Gross profit as a percentage of sales was 31.7% and 31.5%, for the three months ended September 30, 2013 and 2012, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of products being produced between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income. The gross profit percentage remained consistent in the three months ended September 30, 2013 as compared to September 30, 2012. During the current quarter the company did have some loss contracts which were offset by mature profitable contracts. There is no guarantee that future quarters will have the same profitable offsets to investments that are being made to secure future business with engineering design contracts.

Selling, general and administrative expenses were $767,975 for the three months ended September 30, 2013; an increase of $45,386, compared to the three months ended September 30, 2012. The increase for the three months ended September 30, 2013 relates primarily to an increase in salary expense due to newly hired personnel and directors’ fees.

Interest and dividend income for the three months ended September 30, 2013 and 2012 remained relatively unchanged at $10,769 and $10,905, respectively.

The effective income tax rate at September 30, 2013 and 2012 was 27.8% and 27.9%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2013, was $1,048,907 or $.47 and $.46 per share, basic and diluted, respectively, compared to $1,280,718 or $.59 and $.57 per share, basic and diluted, respectively for the three months ended September 30, 2012. The decrease in net income per share was mainly due to lower sales and higher selling, general, and administrative expenses.

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

The Company's working capital as of September 30, 2013 and 2012 was approximately $30.1 million and $28.1 million. During the three-month period ended September 30, 2013 the Company did not repurchase any shares of its common stock and for the three-month period ended September 30, 2012 the Company repurchased 2000 shares of common stock for $50,566. Under existing authorizations from the Company's Board of Directors, as of September 30, 2013, management is authorized to purchase an additional $1,706,248 of Company stock.

	Three Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$2,406,578	$36,325
Net cash used in investing activities	(316,654)	(183,916)
Net cash used in financing activities	(371,115)	(397,642)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities increased in the first three months of 2014 due to the investments being made in capital equipment. The slight decrease in cash used in financing activities is due primarily to dividends paid on common stock offset by proceeds from stock options.

Index

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2013 and 2012, the Company expended $328,311 and $72,187, respectively, for plant improvements and new equipment. The Company has budgeted approximately $800,000 for new equipment and plant improvements in fiscal 2014. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2013 and 2012.

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

Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Securities Sold - None

(c)	Securities Repurchased - None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ Mark St. Pierre
Mark St. Pierre
President and Chief Executive Officer

/s/ David O'Neil
David O'Neil
Treasurer and Principal Financial Officer

November 14, 2013

Date

