Form 10-Q
period 2013-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2014-02-13
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

☐ Large accelerated filer	☐ Non-accelerated filer
☐ Accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company.

☐ Yes            ☒ No

At February 12, 2014, there were 2,355,810 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2013 (Unaudited) and June 30, 2013

	December 31, 2013	June 30, 2013
ASSETS:
Cash and cash equivalents	$8,217,319	$9,888,628
Investment securities	4,681,637	3,892,968
Trade accounts receivable, net	4,328,613	7,204,226
Income tax receivable	442,540	—

Inventories:
Raw materials	1,740,394	1,607,112
Work-in-process	913,827	607,165
Costs relating to contracts in process, net of advance
payments of $148,722 at December 31, 2013 and
$146,916 at June 30, 2013	8,709,606	9,159,493
Total inventories	11,363,827	11,373,770
Deferred income taxes	422,946	419,093
Prepaid expenses and other current assets	93,206	315,736
Total current assets	29,550,088	33,094,421
Property, plant and equipment, net	2,828,048	2,421,332
Loan receivable	3,627	25,194
Total assets	$32,381,763	$35,540,947

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$845,668	$1,273,142
Accrued expenses:
Salaries, wages and commissions	296,609	370,554
Vacation	684,345	748,040
ESOP payable	108,664	—
Other	276,245	629,878
Payroll and other taxes withheld and accrued	—	50,891
Income taxes payable	—	430,463
Total current liabilities	2,211,531	3,502,968
Deferred income taxes	231,719	195,385
Total liabilities	2,443,250	3,698,353
Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; Issued 3,029,874 shares
on December 31, 2013 and June 30, 2013. Outstanding
2,355,810 and 2,344,690 on December 31, 2013 and
June 30, 2013, respectively (includes 107,083 and
116,666 unearned ESOP shares)	1,009,958	1,009,958
Capital in excess of par value	15,982,307	15,780,009
Accumulated other comprehensive income	62	412
Retained earnings	22,062,352	24,260,121
	39,054,679	41,050,500
Less: Unearned ESOP shares	(1,685,827)	(1,685,827)
Treasury shares, cost of 674,064 and 685,184 shares on
December 31, 2013 and June 30, 2013, respectively	(7,430,339)	(7,522,079)
Total stockholders’ equity	29,938,513	31,842,594
Total liabilities and stockholders' equity	$32,381,763	$35,540,947

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Six-months Ended December 31, 2013 and 2012

	Three-months Ended		Six-months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net sales	$6,569,641	$8,052,447	$13,490,596	$15,944,324
Cost of sales	5,673,627	5,907,939	10,399,446	11,317,623
Gross profit	896,014	2,144,508	3,091,150	4,626,701

Selling, general and administrative expenses	786,560	687,108	1,554,535	1,409,697

Operating income	109,454	1,457,400	1,536,615	3,217,004

Other income

Interest and dividend income	9,646	7,510	20,415	18,415
Other	31,425	9,656	46,137	14,505
	41,071	17,166	66,552	32,920

Income before income taxes	150,525	1,474,566	1,603,167	3,249,924

Provision for income taxes	39,373	402,790	443,108	897,430

Net income	$111,152	$1,071,776	$1,160,059	$2,352,494

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	(221)	1,422	(350)	1,705

Total comprehensive income	$110,931	$1,073,198	$1,159,709	$2,354,199

Net income per share:

Basic	$0.05	$0.49	$0.52	$1.07
Diluted	$0.05	$0.48	$0.51	$1.05

Weighted average number of shares outstanding:

Basic	2,242,436	2,201,140	2,236,754	2,193,782
Diluted	2,297,463	2,238,745	2,281,643	2,236,553

Dividends per share:	$1.2500	$1.2500	$1.5000	$1.4750

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six-months Ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities:
Net income	$1,160,059	$2,352,494

Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	(26,242)	(16,509)
Stock-based compensation	52,243	60,371
Depreciation	218,056	209,071
ESOP compensation expense	283,663	272,453
Loss on disposal of assets	13	5,535
Deferred income tax	32,669	(65,095)
Changes in assets and liabilities:
Decrease (increase) in trade receivable, net	2,875,613	(1,606,696)
Increase in income taxes receivable	(442,540)	(213,416)
Decrease (increase) in inventories	9,943	(283,633)
Decrease in prepaid expenses and other current assets	222,530	98,454
Decrease in accounts payable	(427,474)	(253,966)
Decrease in accrued salaries, wages and commissions	(73,945)	(128,093)
Decrease in vacation accrual	(63,695)	(94,281)
Decrease in ESOP payable	(174,999)	(201,583)
(Decrease) increase in other accrued expenses	(353,633)	22,071
(Decrease) increase in payroll & taxes withheld and accrued	(50,891)	636
Decrease in income taxes payable	(404,221)	(57,087)
Net cash provided by operating activities	2,837,149	100,726

Cash Flows from Investing Activities:
Additions to property, plant & equipment	(624,785)	(163,784)
Proceeds from loan receivable	21,567	20,931
Purchase of investment securities	(1,619,207)	(3,055,799)
Proceeds from sale/maturity of investment securities	830,000	2,542,123
Net cash used in investing activities	(1,392,425)	(656,529)

Cash Flows from Financing Activities:
Sale of treasury stock	—	66,102
Dividends on common stock	(3,357,828)	(3,252,091)
Purchase of treasury stock	—	(50,566)
Proceeds from exercise of stock options	215,553	417,656
Excess tax benefits from share-based compensation	26,242	16,509
Net cash used in financing activities	(3,116,033)	(2,802,390)

Decrease in cash and cash equivalents	(1,671,309)	(3,358,193)
Cash and cash equivalents, beginning of period	9,888,628	11,523,424
Cash and cash equivalents, end of period	$8,217,319	$8,165,231

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$1,257,200	$1,240,000

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month period ended December 31, 2013 and 2012, was $25,478 and $27,405, respectively, before income taxes. The related total deferred tax benefit was approximately $2,774 and $3,116 for the three-month period ended December 31, 2013 and 2012, respectively. Total stock-based compensation expense recognized in the statements of comprehensive income for the six-month period ended December 31, 2013 and 2012, was $52,243 and $60,371, respectively, before income taxes. The related total deferred tax benefit was approximately $5,779 and $6,736 for the six-month period ended December 31, 2013 and 2012, respectively. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of December 31, 2013, there was approximately $107,609 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years. The total deferred tax benefit related to these awards is approximately $11,477.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares were authorized for issuance under the 2007 Plan, of which 190,100 have been granted and 147,000 are outstanding as of December 31, 2013. While no further grants of options may be made under the 2000 Plan, as of December 31, 2013, 32,730 options remain outstanding, vested and exercisable from the 2000 Plan.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of the option award for the six-months ended December 31, 2013. There were no options awarded for the six-months ended December 31, 2012.

December 31, 2013
Dividend yield	3.67%
Expected stock price volatility	25.31%
Risk-free interest rate	1.23%
Expected option life (in years)	3.8 yrs
Weighted average fair value per share of options granted during the period	$3.777

The Company pays dividends quarterly and has paid a special cash dividend of $1.00 per share in each of fiscal years 2014 and 2013. Our Board of Directors assesses the Company’s dividend policy periodically and we anticipate that regular quarterly dividends will be paid for the foreseeable future. There is no assurance, however, that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during any future years. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six-months ended December 31, 2013:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Option	Price	Term	Value
Balance at July 1, 2013	159,250	$21.12	6.30
Granted	31,600	$27.22	9.64
Exercised	(11,120)	$19.38	—
Forfeited or expired	—	—	—
Outstanding at December 31, 2013	179,730	$22.30	6.49	$1,858,401
Vested or expected to vest at December 31, 2013	171,734	$22.12	6.37	$1,806,917
Exercisable at December 31, 2013	118,780	$20.28	5.18	$1,468,178

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2013. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the six-months ended December 31, 2013 and 2012 was $68,729 and $52,999, respectively.

The following table summarizes changes in non-vested stock options during the three-months ended December 31, 2013:

	Weighted Number	Average Grant
	of Shares	Date Fair
	Subject to Option	Value (per Option)
Non-Vested at July 1, 2013	57,950	$4.321
Granted	31,600	$3.777
Vested	(28,600)	$4.757
Forfeited or expired	—	—
Non-Vested at December 31, 2013	60,950	$3.834

Index

Note 4. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2013 and 2012. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of a pending U.S. government audit the Company had determined a range of possible outcomes none of which the Company believes would have a materially adverse effect on the Company's financial position or results of operations.  In accordance with ASC 450 “Contingencies” the Company has accrued the amount within the range that appears to be its best estimate of a possible outcome.

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

The new amendments requires presentation of (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Furthermore, the new amendments requires a cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense. The amendments are effective for reporting periods beginning after December 15, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $153,236 and $132,751 for the three-month periods ended December 31, 2013 and 2012, respectively. ESOP compensation expense was $283,663 and $272,453 for the six-month periods ended December 31, 2013 and 2012, respectively.

The ESOP shares as of December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Allocated Shares	469,338	453,091
Committed-to-be-released shares	9,583	10,000
Unreleased shares	107,083	126,666
Total shares held by the ESOP	586,004	589,757
Fair value of unreleased shares	$3,495,189	$3,191,983

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

Espey is AS9100 certified and our primary products are power supplies, power converters, filters, power transformers, magnetic components, power distribution equipment, ups systems, antennas and high power radar systems. The applications of these products include AC and DC locomotives, shipboard power, shipboard radar, airborne power, ground-based radar, and ground mobile power. AS9100 is a vigorous quality management system that is increasingly being adopted broadly in the defense industry. Major defense manufacturers and suppliers worldwide require compliance to AS9100 as a condition of doing business with them. This certification allows the Company to maintain current business and provides an opportunity to expand the Company’s qualification to bid on more work in the defense and high reliability industries.

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

The Company markets its products primarily through its own direct sales organization. Business is solicited from large industrial manufacturers and defense companies, the government of the United States, foreign governments and major foreign electronic equipment companies. In certain areas the Company has external sales representatives to help solicit and coordinate contracts. Espey is also on the eligible list of contractors with the United States Department of Defense and generally is automatically solicited by Defense Department procurement agencies for their needs falling within the major classes of products produced by the Company. In addition, the Company directly pursues opportunities from the United States Department of Defense for prime contracts. Espey contracts with the Federal Government under cage code 20950 as Espey Mfg. & Electronics Corp. and cage code 98675 as Espey Mfg. & Electronics Corp., Saratoga Industries Division.

There is competition in all classes of products manufactured by the Company from divisions of the largest electronic companies, as well as many small companies. The Company's sales do not represent a significant share of the industry's market for any class of its products. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price, product performance, the experience of the particular company and history of its dealings in such products. The Company, as well as other companies engaged in supplying equipment for military applications are exposed to on-going associated risks including, without limitation, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, and the potential of governmental termination of orders for convenience.

The unresolved process for addressing the U.S’s fiscal imbalances is a risk to the company and has been a factor in our declining backlog. This risk is not unique to Espey and is in fact common to all defense contractors. The Congressional sequestration and subsequent budget compromise has established a level of uncertainty associated with large-scale defense cuts and has caused delays in program management including the processing of new orders and requests for proposals associated with new procurement.

In addition to the defense spending associated with the Federal budget, we have experienced new incidents of competition. Based upon discussions during contract negotiations with our major customers, we believe that many of our competitors are aggressively investing in upfront product design costs and lowering profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of short term profit. This change in the market place has put pressure on the pricing of our current products and will likely result in lower margins on new business and some of our legacy business. In order to compete effectively for new business, we may similarly need to invest in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we have adjusted our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

Index

New orders received in the first six-months of fiscal 2014 were approximately $9.3 million, as compared to $14 million of new orders received in the first six-months of fiscal 2013. Due to the uncertain timing of receipt of new orders, particularly large orders, period to period comparisons are not necessarily indicative of business trends. Our ability to secure new orders has been hampered due to sequestration, budget cuts and increased competition. We continue to quote a large volume of opportunities.

The Company's backlog was approximately $37.8 million at December 31, 2013, which includes $25.7 million from two significant customers, compared to $48.5 million at December 31, 2012, which included $31.8 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded portions of the backlog at December 31, 2013 and 2012 were zero and $337,000, respectively, representing firm multi-year orders for which funding had not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status.

While the sales backlog gives the Company a solid base of future sales, based upon the composition of the backlog and our anticipated schedule for the fulfillment of orders, management expects net sales in fiscal year 2014 to be less than net sales in fiscal year 2013. It is presently anticipated that a minimum of $14 million of orders comprising the December 31, 2013 backlog will be filled during the fiscal year ending June 30, 2014. The minimum of $14 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2014. The estimate of the December 31, 2013 backlog to be shipped in fiscal 2014 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $47 million in the aggregate for both repeat and new programs. However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States Department of Defense spending and factors affecting the defense industry and military procurement generally.

Net sales to two significant customers represented 47.3% of the Company's total sales for the three-month period ended December 31, 2013 and net sales to three significant customers represented 63.5% of the Company's total sales for the three-month period ended December 31, 2012. Net sales to three significant customers represented 59.2% and 64.8% of the Company’s total sales for the six-month periods ended December 31, 2013 and 2012, respectively. For several years, management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base. The Company currently has a very high concentration level with one customer and this presents significant risk.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $800,000 for fiscal 2014, of which $624,785 was expended through December 31, 2013. These expenditures are primarily being made to expand the production capability for transformers. Expectations are that working capital will be adequate to fund orders, regular quarterly dividend payments, and general operations of the business consistent with past practice. While we have paid a special dividend annually since fiscal year 2008, there is no guarantee that a special dividend will be paid in future fiscal years.

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

Index

Results of Operations

Net sales decreased for the three-months ended December 31, 2013 to $6,569,641 as compared to $8,052,447 for the same period in 2012. Net sales for the six-months ended December 31, 2013 decreased to $13,490,596 as compared to $15,944,324 for the same period in 2012. The decrease in net sales is primarily due to lower power supply and transformer sales for the three and six-months ended December 31, 2013 as compared to the same period ended December 31, 2012, resulting from our declining backlog.

For the three-months ended December 31, 2013 and 2012 gross profits were $896,014 and $2,144,508, respectively. Gross profit as a percentage of sales was 13.7% and 26.6%, for the three-months ended December 31, 2013 and 2012, respectively. For the six-months ended December 31, 2013 and 2012 gross profits were $3,091,150 and $4,626,701, respectively. Gross profit as a percentage of sales was 22.9% and 29.0%, for the six-months ended December 31, 2013 and 2012, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income. The decrease in gross profit in the three-months ended December 31, 2013 as compared to December 31, 2012 was primarily driven by two factors. A sales decrease caused by a declining backlog, and losses incurred on engineering design contracts for two programs in which the Company is currently investing with an objective of developing future sales. Both programs are potentially long-term U.S. Government applications, which, if successful could lead to significant sales if these programs are funded for production orders. There is no guarantee that these programs will be funded by the U.S. Government or that the engineering design contracts will result in future production orders. Also several years may transpire before these programs are put into production. The gross profit decrease in the six-months ended December 31, 2013 as compared to December 31, 2012 was primarily the result of a decrease in sales coupled with losses incurred on engineering design contracts discussed above.

Selling, general and administrative expenses were $786,560 for the three-months ended December 31, 2013; an increase of $99,452, compared to the three-months ended December 31, 2012. Selling, general and administrative expenses were $1,554,535 for the six-months ended December 31, 2013; an increase of $144,838 compared to the six-months ended December 31, 2012. The increase for the three and six-months ended December 31, 2013 relates primarily to an increase in salary expense due to newly hired personnel, bonuses and directors’ fees.

Interest and dividend income for the three-months ended December 31, 2013 and 2012 was $41,071 and $17,166, respectively. Interest and dividend income for the six-months ended December 31, 2013 and 2012 was $66,552 and $32,920, respectively.

The effective income tax rate at December 31, 2013 and 2012 was 27.7%. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three-months ended December 31, 2013, was $111,152 or $0.05 per share both basic and diluted, respectively compared to $1,071,776 or $0.49 and $0.48 per share, basic and diluted, for the three-months ended December 31, 2012. Net income for the six-months ended December 31, 2013, was $1,159,709 or $0.52 and $0.51 per share, basic and diluted, respectively compared to $2,352,494 or $1.07 and $1.05 per share, basic and diluted, respectively, for the six-months ended December 31, 2012. The decrease in net income per share was mainly due to lower sales, lower gross profits, and higher selling, general, and administrative expenses.

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

The Company's working capital as of December 31, 2013 and 2012 was approximately $27.3 million and $26.9 million, respectively. During the three and six-months ended December 31, 2013 the Company did not repurchase any shares of its common stock and for the three and six-months ended December 31, 2012 the Company repurchased 2,000 shares of its common stock from the open market for a purchase price of $50,566. Under existing authorizations from the Company's Board of Directors, as of December 31, 2013, management is authorized to purchase an additional $1,706,248 million of Company stock.

Index

	Six-months Ended December 31,
	2013	2012
Net cash provided by operating activities	$2,837,149	$100,726
Net cash used in investing activities	(1,392,425)	(656,529)
Net cash used in financing activities	(3,116,033)	(2,802,390)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities increased primarily due to the investments being made in capital equipment. The increase in cash used in financing activities is due primarily to dividends paid on common stock and by a decrease in proceeds from stock options.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six-months ended December 31, 2013 and 2012, the Company expended $624,785 and $163,784, respectively, for plant improvements and new equipment. The Company has budgeted approximately $800,000 for new equipment and plant improvements in fiscal 2014. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. The Company had no contingent liabilities on outstanding standby letters of credit agreements at each of December 31, 2013 and December 31, 2012.

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

ESPEY MFG. & ELECTRONICS CORP.

/s/Mark St. Pierre
Mark St. Pierre
President and Chief Executive Officer

/s/David O’Neil
David O'Neil
Treasurer and Principal Financial Officer

February 13, 2014

Date

