Form 10-Q
period 2014-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2014-05-13
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

☐ Yes          ☒ No

At May 13, 2014, there were 2,358,175 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2014 (Unaudited) and June 30, 2013

	March 31, 2014	June 30, 2013
ASSETS:
Cash and cash equivalents	$8,260,526	$9,888,628
Investment securities	4,669,183	3,892,968
Trade accounts receivable, net	4,802,478	7,204,226
Income tax receivable	188,276	—
Inventories:
Raw materials	1,725,096	1,607,112
Work-in-process	1,056,000	607,165
Costs relating to contracts in process, net of advance payments
of $140,954 at March 31, 2014 and $146,916 at June 30, 2013	9,160,517	9,159,493
Total inventories	11,941,613	11,373,770
Deferred income taxes	424,757	419,093
Prepaid expenses and other current assets	229,062	315,736
Total current assets	30,515,895	33,094,421
Property, plant and equipment, net	2,747,727	2,421,332
Loan receivable	—	25,194
Total assets	$33,263,622	$35,540,947
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$1,305,201	$1,273,142
Accrued expenses:
Salaries, wages and commissions	353,139	370,554
Vacation	746,745	748,040
ESOP payable	223,821	—
Other	174,077	629,878
Payroll and other taxes withheld and accrued	59,978	50,891
Income taxes payable	—	430,463
Total current liabilities	2,862,961	3,502,968
Deferred income taxes	249,674	195,385
Total liabilities	3,112,635	3,698,353
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares on
March 31, 2014 and June 30, 2013. Outstanding 2,358,175
and 2,344,690 (includes 102,291 and 116,666 Unearned ESOP
Shares on March 31, 2014 and June 30, 2013, respectively)	1,009,958	1,009,958
Capital in excess of par value	16,030,186	15,780,009
Accumulated other comprehensive income	(507)	412
Retained earnings	22,208,005	24,260,121
	39,247,642	41,050,500
Less: Unearned ESOP shares	(1,685,827)	(1,685,827)
Treasury shares, cost of 671,699 and 685,184 shares on
March 31, 2014 and June 30, 2013, respectively	(7,410,828)	(7,522,079)
Total stockholders’ equity	30,150,987	31,842,594
Total liabilities and stockholders' equity	$33,263,622	$35,540,947

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Nine-Months Ended March 31, 2014 and 2013

	Three-months Ended		Nine-months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net sales	$6,549,623	$6,799,970	$20,040,219	$22,744,294
Cost of sales	4,870,498	4,830,092	15,269,944	16,147,715
Gross profit	1,679,125	1,969,878	4,770,275	6,596,579

Selling, general and administrative expenses	762,329	725,596	2,316,864	2,135,293

Operating income	916,796	1,244,282	2,453,411	4,461,286

Other income

Interest and dividend income	10,231	7,301	30,646	25,716
Other	49,717	15,322	95,854	29,827
	59,948	22,623	126,500	55,543

Income before income taxes	976,744	1,266,905	2,579,911	4,516,829

Provision for income taxes	270,714	351,674	713,822	1,249,104

Net income	$706,030	$915,231	$1,866,089	$3,267,725

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	(569)	(5)	(919)	1,700

Total comprehensive income	$705,461	$915,226	$1,865,170	$3,269,425

Net income per share:

Basic	$.31	$.41	$.83	$1.48
Diluted	$.31	$.41	$.82	$1.46

Weighted average number of shares outstanding:
Basic	2,249,175	2,217,641	2,240,834	2,201,619
Diluted	2,294,616	2,247,599	2,285,904	2,240,181

Dividends per share:	$.2500	$.2500	$1.7500	$1.7250

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine-Months Ended March 31, 2014 and 2013

	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities:
Net income	$1,866,089	$3,267,725

Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	(26,242)	(16,509)
Stock-based compensation	77,721	87,777
Depreciation	333,354	312,254
ESOP compensation expense	427,987	401,554
Loss on disposal of assets	13	6,152
Deferred income tax	48,130	(97,969)
Changes in assets and liabilities:
Decrease (increase) in trade receivables, net	2,401,748	(367,471)
Increase in income tax receivable	(188,276)	(228,866)
Increase in inventories	(567,843)	(1,155,855)
Decrease (increase) in prepaid expenses and other current assets	86,674	(75,124)
Increase in accounts payable	32,059	27,047
Decrease in accrued salaries, wages and commissions	(17,415)	(113,598)
Decrease in vacation accrual	(1,295)	(34,148)
Decrease in ESOP payable	(204,166)	(235,750)
(Decrease) increase in other accrued expenses	(455,801)	85,538
Increase in payroll & other taxes withheld and accrued	9,087	6,180
Decrease in income taxes payable	(404,221)	(57,087)
Net cash provided by operating activities	3,417,603	1,811,850

Cash Flows from Investing Activities:
Additions to property, plant & equipment	(659,762)	(203,500)
Proceeds from loan receivable	25,194	31,515
Purchase of investment securities	(2,311,639)	(5,002,595)
Proceeds from sale/maturity of investment securities	1,535,000	4,508,189
Net cash used in investing activities	(1,411,207)	(666,391)

Cash Flows from Financing Activities:
Sale of treasury stock	—	66,102
Dividends on common stock	(3,918,205)	(3,804,060)
Purchase of treasury stock	—	(150,020)
Proceeds from exercise of stock options	257,465	417,656
Excess tax benefits from share-based compensation	26,242	16,509
Net cash used in financing activities	(3,634,498)	(3,453,813)

Decrease in cash and cash equivalents	(1,628,102)	(2,308,354)
Cash and cash equivalents, beginning of period	9,888,628	11,523,424
Cash and cash equivalents, end of period	8,260,526	9,215,070

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$1,257,200	$1,640,000

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

Total stock-based compensation expense recognized in the Statements of Comprehensive Income for the three-month period ended March 31, 2014 and 2013, was $25,478 and $27,406, respectively, before income taxes. The related total deferred tax benefit was approximately $2,774 and $3,116 for the three-month period ended March 31, 2014 and 2013, respectively. Total stock-based compensation expense recognized in the Statements of Comprehensive Income for the nine-month period ended March 31, 2014 and 2013, was $77,721 and $87,777, respectively, before income taxes. The related total deferred tax benefit was approximately $8,553 and $9,852 for the nine-month period ended March 31, 2014 and 2013, respectively. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of March 31, 2014, there was approximately $82,130 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.5 years. The total deferred tax benefit related to these awards is approximately $8,703.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares were authorized for issuance under the 2007 Plan, of which 190,100 have been granted and 146,135 are outstanding as of March 31, 2014. While no further grants of options may be made under the 2000 Plan, as of March 31, 2014, 30,730 options remain outstanding, vested and exercisable from the 2000 Plan.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the nine-months ended March 31, 2014. There were no options awarded for the nine-months ended March 31, 2013.

March 31, 2014
Dividend yield	3.67%
Expected stock price volatility	25.31%
Risk-free interest rate	1.23%
Expected option life (in years)	3.8 yrs
Weighted average fair value per share of options granted during the period	$3.777

The Company pays dividends quarterly and has paid a special cash dividend of $1.00 per share in each of fiscal years 2014 and 2013. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during any future years. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the nine-months ended March 31, 2014:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Option	Price	Term	Value
Balance at July 1, 2013	159,250	$21.12	6.30
Granted	31,600	$27.22	9.39
Exercised	(13,485)	$19.09	—
Forfeited or expired	(500)	$26.20	—
Outstanding at March 31, 2014	176,865	$22.35	6.28	$866,596
Vested or expected to vest at March 31, 2014	168,951	$22.17	6.17	$858,303
Exercisable at March 31, 2014	116,415	$20.33	4.97	$805,419

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the company’s common stock as reported on the NYSE MKT on March 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2014. This amount changes based on the fair market value of the company’s common stock. The total intrinsic values of the options exercised during the nine-months ended March 31, 2014 and 2013 was $89,288 and $52,999, respectively.

The following table summarizes changes in non-vested stock options during the nine-months ended March 31, 2014:

	Weighted Number	Average Grant
	of Shares	Date Fair
	Subject to Option	Value (per Option)
Non-Vested at July 1, 2013	57,950	$4.321
Granted	31,600	$3.777
Vested	(28,600)	$4.757
Forfeited or expired	(500)	$3.837
Non-Vested at March 31, 2014	60,450	$3.834

Index

Note 4. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2014 and 2013. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of a pending U.S. government audit the Company has determined a range of possible outcomes none of which the Company believes would have a materially adverse effect on the Company's financial position or results of operations.  In accordance with ASC 450 “Contingencies” the Company has accrued the amount within the range that appears to be its best estimate of a possible outcome.

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

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $144,323 and $129,101 for the three-month periods ended March 31, 2014 and 2013, respectively. ESOP compensation expense was $427,987 and $401,554 for the nine-month periods ended March 31, 2014 and 2013, respectively.

The ESOP shares as of March 31, 2014 and 2013 were as follows:

	March 31, 2014	March 31, 2013
Allocated Shares	453,026	449,338
Committed-to-be-released shares	14,375	15,000
Unreleased shares	102,291	121,666
Total shares held by the ESOP	569,692	586,004
Fair value of unreleased shares	$2,787,430	$3,152,366

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

The Company’s backlog was approximately $31.9 million at March 31, 2014 and includes $23 million from two significant customers compared to $47.9 million at March 31, 2013 which included $31.6 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded portions of the backlog at March 31, 2014 and 2013 were zero and $337,000, respectively, representing firm multi-year orders for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status.

Our backlog has declined due to several factors. First, the unresolved process for addressing the U.S’s fiscal imbalances is a risk, not unique to Espey, and is common to all defense contractors. The Congressional sequestration and subsequent budget compromise has established a level of uncertainty associated with large-scale defense cuts and has caused delays in program management including the processing of new orders and requests for proposals associated with new procurement.

Index

Declining Federal defense spending has caused new incidents of competition in the industry. Based upon discussions during contract negotiations with our major customers, we believe that many of our competitors are aggressively investing in upfront product design costs and lowering profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of short term profit. This change in the market place has put pressure on the pricing of our current products and will likely result in lower margins on new business and some of our legacy business. In order to compete effectively for new business, we may similarly need to invest in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we have adjusted our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs. We continue to refine this strategy as we move forward.

Moreover, engineering development contracts frequently have an element of uncertainty associated with the status of the applicable defense program, whether it will be approved for ultimate production and the timing of production, and whether the particular program will be funded by Congress. It is not uncommon for there to be a lapse of several years or more between engineering development work and production work. Or, as we have recently observed, production work may be delayed indefinitely or never occur.

In addition to factors affecting the defense industry generally, recently, we have experienced negative developments involving two specific programs which we believed had the potential to result in significant sales for the Company.

In one case, we are in the final stages of a significant engineering contract for three separate parts of a proposed military ground combat vehicle. Production funding for this vehicle has now been cut. It is not presently known whether this program will be revived and funded at a future date. Another program in which we have been invested experienced engineering problems (in part attributable to Espey) which caused the customer to look for alternative solutions. As a result, we reduced our backlog by approximately $2 million to reflect this development. This program was expected to be a loss contract. The decrease in backlog does not negatively impact the operating results of the Company.

Net new orders received in the first nine-months of fiscal 2014 were approximately $10.1 million, after the adjustment referred to above, as compared to $20.3 million of new orders received in the first nine-months of fiscal 2013. Due to the uncertain timing of receipt of new orders, particularly large orders, period to period comparisons are not necessarily indicative of business trends. We continue to quote a large volume of opportunities and are reviewing our cost components and cost structure to become more cost competitive in an attempt to replace anticipated business which has either been deferred indefinitely or lost.

Based upon the composition of the backlog and our anticipated schedule for the fulfillment of orders, management expects net sales in fiscal year 2014 to be less than net sales in fiscal year 2013. It is presently anticipated that a minimum of $8 million of orders comprising the March 31, 2014 backlog will be filled during the last quarter of the fiscal year ending June 30, 2014. The minimum of $8 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2014. The estimate of the March 31, 2014 backlog to be shipped in fiscal 2014 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate. Based on current backlog and estimated future business, management also now expects net sales in fiscal 2015 to be less than fiscal 2014 net sales.

In addition to the backlog, the Company currently has outstanding quotations and potential business representing approximately $30.1 million in the aggregate for both repeat and new programs. However, there can be no assurance that the Company will acquire any or all of the anticipated orders described above, many of which are subject to allocations of the United States Department of Defense spending and factors affecting the defense industry and military procurement.

Net sales to three significant customers represented 60.8% of the Company’s total sales for the three-month period ended March 31, 2014 and net sales to two significant customers represented 59.4% of the Company’s total sales for the three-month period ended March 31, 2013. Net sales to three significant customers represented 59.7% of the Company’s total sales for the nine-month period ended March 31, 2014 and net sales to two significant customers represented 54.4% of the Company’s total sales for the nine-month period ended March 31, 2013. There is no guarantee that sales will continue to these customers in the future. For several years, management has pursued opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base. The Company currently has a very high concentration level with one customer and this presents significant risk.

Index

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $800,000 for fiscal 2014, of which $659,762 was expended through March 31, 2014. These expenditures are primarily being made to expand the production capability for transformers. Expectations are that working capital will be adequate to fund orders and general operations of the business consistent with past practice. In addition to a regular quarterly dividend, we have paid a special dividend annually since fiscal year 2008. There is no guarantee that a regular quarterly or special dividend will be paid in future fiscal years.

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

Results of Operations

Net sales for the three-months ended March 31, 2014 were $6,549,623 as compared to $6,799,970 for the same period in 2013, representing a 3.7% decrease. Net sales for the nine-months ended March 31, 2014 were $20,040,219 as compared to $22,744,294 for the same period in 2013, representing an 11.9% decrease. The decrease in net sales is primarily due to lower power supply and transformer sales resulting from our declining backlog as discussed above.

For the three-months ended March 31, 2014 and 2013 gross profits were $1,679,125 and $1,969,878, respectively. Gross profit as a percentage of sales was 25.6% and 29.0%, for the three-months ended March 31, 2014 and 2013, respectively. For the nine-months ended March 31, 2014 and 2013 gross profits were $4,770,275 and $6,596,579, respectively. Gross profit as a percentage of sales was 23.8% and 29.0%, for the nine-months ended March 31, 2014 and 2013, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income. The decrease in gross profit in the three-months ended March 31, 2014 as compared to March 31, 2013 was primarily driven by two factors. These factors were a sales decrease caused by a declining backlog, and losses incurred on engineering design contracts for programs in which the Company has been investing with an objective of developing future sales. These programs were regarded as potential long-term U.S. Government applications, which, if successful could lead to significant sales if funded for production orders. However, as noted above, recent developments on two programs lead management to believe that future production orders may never occur. The lack of future production orders on these programs negatively impacts the future expected sales of the Company. The gross profit decrease in the nine-months ended March 31, 2014 as compared to March 31, 2013 was primarily the result of a decrease in sales coupled with losses incurred on engineering design contracts discussed above.

Selling, general and administrative expenses were $762,329 and $725,596 for the three-months ended March 31, 2014 and March 31, 2013, respectively. Selling, general and administrative expenses were $2,316,864 and $2,135,293 for the nine-months ended March 31, 2014 and March 31, 2013, respectively. The increase for the three and nine-months ended March 31, 2014 relates primarily to an increase in salary expense due to newly hired personnel, bonuses and directors’ fees.

Other income for the three-months ended March 31, 2014 and 2013 was $59,948 and $22,623, respectively. Other income for the nine-months ended March 31, 2014 and 2013 was $126,500 and $55,543, respectively. The increase in other income is due an increase in interest income, scrap and miscellaneous income.

Index

The effective income tax rate at March 31, 2014 and 2013 was 27.7%. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three-months ended March 31, 2014, was $706,030 or $.31 per share, both basic and diluted, compared to $915,231 or $.41 per share, both basic and diluted, for the three-months ended March 31, 2013. Net income for the nine-months ended March 31, 2014, was $1,866,089, or $.83 and $.82 per share, basic and diluted, respectively, compared to $3,267,725 or $1.48 and $1.46 per share, basic and diluted, respectively, for the nine-months ended March 31, 2013. The decrease in net income per share was mainly due to lower sales, lower gross profits, and higher selling, general, and administrative expenses.

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

The Company's working capital as of March 31, 2014 and 2013 was approximately $27.7 million and $27.2 million, respectively. During the three and nine-months ended March 31, 2014 the Company did not repurchase any shares of its common stock. During the three-months ended March 31, 2013 the Company repurchased 3,753 shares of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $99,454. During the nine-months ended March 31, 2013 the Company repurchased 3,753 shares of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") and 2,000 shares of its common stock from the open market for a purchase price of $99,454 and $50,566, respectively. Under existing authorizations from the Company's Board of Directors, as of March 31, 2014, management is authorized to purchase an additional $1,706,248 of Company stock.

	Nine-Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$3,417,603	$1,811,850
Net cash used in investing activities	(1,411,207)	(666,391)
Net cash used in financing activities	(3,634,498)	(3,453,813)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash used in investing activities increased primarily due to the investments being made in capital equipment and a net increase in purchase of investment securities offset by the maturity of investment securities. The increase in cash used in financing activities is due primarily to dividends paid on common stock and by a decrease in proceeds from stock options.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine-months ended March 31, 2014 and 2013, the Company expended $659,762 and $203,500, respectively, for plant improvements and new equipment. The Company has budgeted approximately $800,000 for new equipment and plant improvements in fiscal 2014. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2014 and March 31, 2013.

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

May 13, 2014

        Date

