Form 10-K
period 2014-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2014-09-17
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2014

Commission File Number I-4383

ESPEY MFG. & ELECTRONICS CORP.

(Exact name of registrant as specified in its charter)

NEW YORK (State of incorporation)	14-1387171 (I.R.S. Employer's Identification No.)

233 Ballston Avenue, Saratoga Springs, New York 12866

(Address of principal executive offices)

518-584-4100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class Common Stock $.33-1/3 par value Common Stock Purchase Rights	Name of each exchange on which registered NYSE MKT NYSE MKT

Securities registered pursuant to Section 12 (g) of the Act

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

☐ Yes             ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $51,915,281 based upon the closing sale price of $32.64 on the NYSE MKT on December 31, 2013.

At September 16, 2014, there were 2,368,910 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	Changing priorities or decreases in the U.S. government’s defense budget (including changes in priorities in response to terrorist threats, improvement of homeland security and general U.S. Government budgetary issues);
•	Termination of government contracts due to unilateral government action;
•	Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;
•	Potential of changing prices for energy and raw materials.

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

Espey is ISO 9001:2008 and AS9100:2009 certified. Our primary products are power supplies, power converters, filters, power transformers, magnetic components, power distribution equipment, ups systems, antennas and high power radar systems. The applications of these products include AC and DC locomotives, shipboard power, shipboard radar, airborne power, ground-based radar, and ground mobile power. The Company received AS9100:2009 certification, a quality management system specific to the aerospace industry, in fiscal 2014. Major aerospace manufacturers and suppliers worldwide require compliance to AS9100 as a condition of doing business with them. Obtaining certification will allow the Company to maintain current business and provides an opportunity to expand the Company’s qualification to bid on more work in the aerospace industry.

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

In the fiscal years ended June 30, 2014 and 2013, the Company's total sales were $27,136,919 and $34,298,210, respectively. Sales to three customers accounted for 31%, 16% and 12% of total sales in 2014. Sales to three customers accounted for 33%, 18% and 12% of total sales in 2013. A loss of a significant customer would negatively impact the financial performance of the Company.

Export sales in 2014 and 2013 were approximately $3,030,000 and $2,671,000, respectively. This increase is primarily due to the shipment of transmitter components to a specific customer.

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

Sales Backlog

At September 4, 2014, the Company's backlog was approximately $34 million. The total backlog at June 30, 2014 was approximately $35.7 million compared to approximately $42.1 million at June 30, 2013. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at June 30, 2014 is approximately $33.4 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog is approximately $2.3 million and represents firm multi-year orders for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at June 30, 2013 was $114,000. The Company's backlog and risks associated with government contracts is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

It is presently anticipated that a minimum of $18 million of orders comprising the June 30, 2014 backlog will be filled during the fiscal year ending June 30, 2015. The minimum of $18 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2015. The estimate of the June 30, 2014 backlog to be shipped in fiscal 2015 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

Our backlog has declined due to several factors. First, the unresolved process for addressing the U.S.’s fiscal imbalances is a risk, not unique to Espey, and is common to all defense contractors. The Congressional sequestration and subsequent budget compromise has established a level of uncertainty associated with large-scale defense cuts and has caused delays in program management including the processing of new orders and request for proposals associated with new procurement.

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

In addition to factors affecting the defense industry generally, recently, we have experienced negative developments involving two specific engineering programs which we believed had the potential to result in significant sales for the Company. These programs have been cancelled by the respective customers, resulting in a reduction of the sales backlog by approximately $2.6 million. Further discussion associated with the cancelled contracts is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

Another factor contributing to the decline of the backlog has been our inability, thus far, to convert marketing efforts to potential new customers into awards of business.

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

Our business is not seasonal. However, the concentration of our business in equipment for military applications and our customer concentrations expose us to on-going associated risks including, without limitation, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, and the potential of governmental termination of orders for convenience.

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

Research and Development

The Company's expenditures for research and development were approximately $93,588 and $60,597 in fiscal 2014 and 2013, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvements of existing products. A majority of these expenditures relate to research that is required by Espey engineers to support a request for a quotation from a customer having a product-specific custom need usually associated with stringent size and weight requirements.

Employees

The Company had 145 employees as of September 11, 2014. Approximately 40% of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. A new collective bargaining agreement was approved in July 2012. The three-year agreement expires on June 30, 2015. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2014, and the Company believes will not in fiscal year 2015, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

4

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

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE MKT (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2014	High	Low
First Quarter	$28.88	$25.35
Second Quarter	33.89	28.60
Third Quarter	32.64	26.45
Fourth Quarter	28.50	22.44
2013
First Quarter	$31.00	$22.03
Second Quarter	27.98	22.87
Third Quarter	26.94	24.26
Fourth Quarter	26.49	24.09

Holders

The approximate number of holders of record of the common stock was 88 on September 9, 2014 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on common stock of $2.00 per share for the fiscal year ended June 30, 2014 and $1.975 per share for the fiscal year ended June 30, 2013, which included a special dividend of $1.00 per share during each fiscal year. The Board of Directors has authorized the payment of a fiscal 2015 first quarter dividend of $.25 payable September 30, 2014 to shareholders of record on September 25, 2014. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during any future years.

During fiscal 2014, the Company sold common stock to certain employees and directors as they exercised existing stock options granted under a shareholder approved plan. During the year, 23,420 shares were sold at prices that ranged from $15.95 a share to $25.10 a share. The securities were sold for cash. Proceeds are used for general working capital purposes.

The Company did not make any open market purchases of equity securities in the fiscal 2014 fourth quarter.

The following table sets forth information as of June 30, 2014 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	161,555	$22.43	226,925
Equity compensation
plans not approved
by security holders	--		--
Total	161,555		226,925

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal 2015 to be less than fiscal year 2014 revenues. Expectations are for product mix and margins to remain favorable for fiscal year 2015. During fiscal 2014 new orders received by the Company were approximately $21 million. The total backlog at June 30, 3014 was approximately $35.7 million. It is presently anticipated that a minimum of $18 million of orders comprising the June 30, 2014 backlog will be filled during the fiscal year ending June 30, 2015. The minimum of $18 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2015. See discussions below for further detail on the customer mix included in the backlog.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $21 million in the aggregate for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and military procurement generally.

Revenues, backlog and outstanding opportunities have declined and we believe may continue to trend down in the foreseeable future due to several ongoing factors discussed in detail in the Sales Backlog and Marketing and Competition sections contained in Item 1 above. Management continues to evaluate our sales strategy including the professional and technical resources necessary to keep pace with the changing market conditions and needs of our customers. The Company has added to and re-aligned current sales and engineering resources, in order to focus on penetrating opportunities with new and existing customers. The Company continues quoting new customers for programs of varying sizes.

Three significant customers represented 59% and 63% of the Company’s total sales in fiscal 2014 and 2013, respectively. These sales are in connection with multiyear programs in which the Company is a significant subcontractor. The June 30, 2014 backlog of $35.7 million includes orders from two customers that represent 50% and 16% of the total backlog. This high concentration level with two customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $200,000 for fiscal 2015. Expectations are that the working capital will be required to fund orders, dividend payments, and general operations of the business. From time to time, management along with the Mergers and Acquisitions Committee of the Board of Directors examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines. The criteria for consideration are synergies with the Company’s existing product base and accretion to earnings.

Results of Operations

Net sales for fiscal years ended June 30, 2014 and 2013, were $27,136,919 and $34,298,210, respectively, a 21% decrease. This decrease can be attributed to the contract specific nature of the Company’s business and the timing of deliveries on these contracts. More specifically, power supply and transformer sales decreased by $6.5 million and $3 million, respectively, offset by an increase in electro-mechanical and spare parts shipments of $2.5 million.

For the fiscal years ended June 30, 2014 and 2013 gross profits were $4,531,246 and $10,699,569, respectively. Gross profit as a percentage of sales decreased to 16.7% for fiscal 2014, down from 31.2% in fiscal 2013. The primary factor in determining gross profit and net income is product mix. The gross profits on mature products and build to print contracts are higher as compared to products that are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs including loss contracts, has a significant impact on gross profit and net income. The decrease in gross profit in fiscal 2014 compared to fiscal 2013 was primarily driven by two factors. These factors were a sales decrease caused by a declining backlog, and losses incurred on two engineering design programs in which the Company had been investing with the objective of developing future sales for follow-on production orders. As to both of these programs, we are either certain or believe that no sales will materialize during the next several years.

In one instance, we experienced engineering problems (in part attributable to Espey) which caused the customer to look for alternative solutions. The impact of the program cancellation on total gross profit for fiscal 2014 was a decrease by $263,000. In a separate program, we encountered engineering problems in the final stages of a significant contract for three separate parts for a military ground combat vehicle. The program required complex electrical designs, and we were unsuccessful in delivering all required compliant prototypes to the customer by the agreed upon contract dates. Our customer would not give us any more time to complete these units as they were required to close out the prime contract by the U.S. Government. The program itself posed increased risk related to follow-on production orders as it was announced during fiscal 2014 that production funding for this vehicle was cut by the Department of Defense with no certainty as to whether the program would be revived and funded at a future date. The impact of the program cancellation on gross profit for fiscal 2014 was a decrease of $3.6 million. Losses affecting gross profit were favorably offset by the reduction of a contract audit reserve of $319,000.

Selling, general and administrative expenses were $3,214,050 for the fiscal year ended June 30, 2014, an increase of $296,910, or 10% as compared to the prior year. The increase for fiscal 2014 relates primarily to severance costs incurred for terminated employees and an increase in salary expense associated with new personnel hired during fiscal 2014.

Employment of full time equivalents at June 30, 2014 was 150 people compared with 170 people at June 30, 2013.

Other income for the fiscal years ended June 30, 2014 and 2013 was $148,753 and $83,758, respectively. The increase in other income is due an increase in interest income, scrap and miscellaneous income.

The effective income tax rate was 20.3% in fiscal 2014 and 29.3% in fiscal 2013. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the dividends paid on allocated ESOP shares.

Net income for fiscal 2014, was $1,167,885 or $.52 and $.51 per share, basic and diluted, respectively, compared to net income of $5,562,425 or $2.52 and $2.48 per share, basic and diluted, respectively, for fiscal 2013. The decrease in net income per share was primarily due to lower sales, lower gross profits, and higher selling, general, and administrative expenses.

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

The Company's working capital as of June 30, 2014 and 2013 was $27,251,483 and $29,591,453, respectively. During the three months ended June 30, 2014 and 2013 the Company did not repurchase any shares of its common stock. During the fiscal year ended June 30, 2014 the Company did not repurchase any shares of its common stock. During the fiscal year ended June 30, 2013 the Company repurchased 5,753 shares of its common stock from the Company’s Employee Retirement Plan and Trust (“ESOP”) and in other open market transactions, for a total purchase price of $150,020. Under existing authorizations from the Company's Board of Directors, as of June 30, 2014, management is authorized to purchase an additional $1,706,248 million of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	2014	2013
Net cash provided by operating activities	$5,387,543	$3,285,630
Net cash used in investing activities	(1,705,547)	(990,225)
Net cash used in financing activities	(4,013,733)	(3,930,201)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, level of sales, the timing of the collection of accounts receivable, purchase of inventory and payments of accounts payable. Net cash used in investing activities increased in fiscal 2014 primarily due to investments in capital equipment and a net increase in purchase of investment securities offset by the maturity of investment securities. The increase in cash used in financing activities is due primarily to dividends paid on common stock offset by a decrease in proceeds received from exercised stock options.

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

During fiscal year 2014 and fiscal 2013, the Company expended $709,972 and $322,507, respectively, for plant improvements and new equipment. The Company has budgeted approximately $200,000 for new equipment and plant improvements in fiscal 2015. Management anticipates that the funds required will be available from current operations.

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Espey Mfg. & Electronics Corp.

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp. as of June 30, 2014 and 2013, and the related statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2014. Espey Mfg. & Electronics Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

September 17, 2014

Espey Mfg. & Electronics Corp.

Balance Sheets

June 30, 2014 and 2013

	2014	2013
ASSETS
Cash and cash equivalents	$9,556,891	9,888,628
Investment securities	4,910,893	3,892,968
Trade accounts receivable, net	3,194,678	7,204,226
Income tax receivable	943,234	—

Inventories:
Raw materials	1,616,990	1,607,112
Work-in-process	792,618	607,165
Costs related to contracts in process, net of progress
payments of $142,616 in 2014 and $146,916 in 2013	8,201,642	9,159,493
Total inventories	10,611,250	11,373,770

Deferred tax asset	324,823	419,093
Prepaid expenses and other current assets	177,776	315,736
Total current assets	29,719,545	33,094,421

Property, plant and equipment, net	2,678,901	2,421,332
Loan receivable	—	25,194
Total assets	$32,398,446	$35,540,947

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$727,281	$1,273,142
Accrued expenses:
Salaries, wages and commissions	413,989	370,554
Vacation	693,286	748,040
Other	579,953	629,878
Payroll and other taxes withheld and accrued	53,553	50,891
Income taxes payable	—	430,463
Total current liabilities	2,468,062	3,502,968

Deferred tax liability	283,439	195,385
Total liabilities	2,751,501	3,698,353

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares in 2014 and 2013. Outstanding 2,368,110 and 2,344,690 in 2014 and
2013, respectively (includes 97,500 and 116,666 Unearned
ESOP Shares)	1,009,958	1,009,958
Capital in excess of par value	16,429,220	15,780,009
Accumulated other comprehensive (loss) income	(1,437)	412
Retained earnings	20,946,940	24,260,121
	38,384,681	41,050,500

Less: Unearned ESOP shares	(1,408,872)	(1,685,827)
Cost of 661,764 and 685,184 shares of common stock
in treasury in 2014 and 2013, respectively	(7,328,864)	(7,522,079)
Total stockholders' equity	29,646,945	31,842,594

Total liabilities and stockholders' equity	$32,398,446	$35,540,947

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Comprehensive Income

Years ended June 30, 2014 and 2013

	2014	2013

Net sales	$27,136,919	$34,298,210
Cost of sales	22,605,673	23,598,641
Gross profit	4,531,246	10,699,569

Selling, general and administrative expenses	3,214,050	2,917,140
Operating income	1,317,196	7,782,429

Other income
Interest and dividend income	40,612	35,813
Other	108,141	47,945
Total other income	148,753	83,758

Income before income taxes	1,465,949	7,866,187

Provision for income taxes	298,064	2,303,762

Net income	$1,167,885	$5,562,425

Other comprehensive income, net of tax:
Unrealized loss on investment securities	(1,849)	(1,065)

Total comprehensive income	$1,166,036	$5,561,360

Net income per share:
Basic	$0.52	$2.52
Diluted	$0.51	$2.48

Weighted average number of shares outstanding:
Basic	2,245,222	2,206,937
Diluted	2,285,535	2,242,648

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2014 and 2013

				Accumulated
			Capital in	Other
	Outstanding Common		Excess of	Comprehensive	Retained
	Shares	Amount	Par Value	Income (Loss)	Earnings
Balance as of June 30, 2012	2,320,822	$1,009,958	$15,093,512	$1,477	$23,053,762
Comprehensive income:
Net income, 2013					5,562,425
Other comprehensive loss,
net of tax of $(573)				(1,065)
Total comprehensive income
Stock options exercised	27,300		268,049
Stock option expense			115,183
Dividends paid on common stock
$1.975 per share					(4,356,066)
Tax effect of stock options exercised			16,509
Sale of treasury stock to ESOP	2,321		46,954
Purchase of treasury stock	(5,753)
Reduction of unearned ESOP shares			239,802
Balance as of June 30, 2013	2,344,690	$1,009,958	$15,780,009	$412	$24,260,121
Comprehensive income:
Net income, 2014					1,167,885
Other comprehensive loss,
net of tax of $(995)				(1,849)
Total comprehensive income
Stock options exercised	23,420		247,876
Stock option expense			99,050
Dividends paid on common stock
$2.000 per share					(4,481,066)
Tax effect of stock options exercised			26,242
Sale of treasury stock to ESOP
Purchase of treasury stock
Reduction of unearned ESOP shares			276,043
Balance as of June 30, 2014	2,368,110	$1,009,958	$16,429,220	$(1,437)	$20,946,940

(Continued)

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2014 and 2013

			Unearned	Total
	Treasury Stock		ESOP	Stockholders
	Shares	Amount	Shares	Equity
Balance as of June 30, 2012	709,052	$(7,616,432)	$(1,974,829)	$29,567,448
Comprehensive income:
Net income, 2013				5,562,425
Other comprehensive loss,
net of tax of $(573)				(1,065)
Total comprehensive income				5,561,360
Stock options exercised	(27,300)	225,225		493,274
Stock option expense				115,183
Dividends paid on common stock
$1.975 per share				(4,356,066)
Tax effect of stock options exercised				16,509
Sale of treasury stock to ESOP	(2,321)	19,148		66,102
Purchase of treasury stock	5,753	(150,020)		(150,020)
Reduction of unearned ESOP shares			289,002	528,804
Balance as of June 30, 2013	685,184	$(7,522,079)	$(1,685,827)	$31,842,594
Comprehensive income:
Net income, 2014				1,167,885
Other comprehensive loss,
net of tax of $(995)				(1,849)
Total comprehensive income				1,166,036
Stock options exercised	(23,420)	193,215		441,091
Stock option expense				99,050
Dividends paid on common stock
$2.000 per share				(4,481,066)
Tax effect of stock options exercised				26,242
Sale of treasury stock to ESOP				—
Purchase of treasury stock				—
Reduction of unearned ESOP shares			276,955	552,998
Balance as of June 30, 2014	661,764	$(7,328,864)	$(1,408,872)	$29,646,945

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2014 and 2013

	2014	2013
Cash Flows from Operating Activities:
Net income	$1,167,885	$5,562,425
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from share-based compensation	(26,242)	(16,509)
Stock-based compensation	99,050	115,183
Depreciation	452,390	418,149
ESOP compensation expense	552,998	528,804
Loss on disposal of assets	13	6,222
Deferred income tax expense (benefit)	183,319	(22,641)
Changes in assets and liabilities:
Decrease (increase) in trade receivables, net	4,009,548	(3,986,351)
Increase in income tax receivable	(943,234)	—
Decrease in inventories, net	762,520	271,936
Decrease (increase) in prepaid expenses and other current assets	137,960	(115,414)
Decrease in accounts payable	(545,861)	(35,895)
Increase (decrease) in accrued salaries, wages and commissions	43,435	(47,123)
(Decrease) increase in vacation accrual	(54,754)	40,280
(Decrease) increase in other accrued expenses	(49,925)	187,183
Increase in payroll and other taxes withheld and accrued	2,662	6,005
(Decrease) increase in income taxes payable	(404,221)	373,376
Net cash provided by operating activities	$5,387,543	$3,285,630

(Continued)

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2014 and 2013

	2014	2013
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(709,972)	(322,507)
Proceeds from loan receivable	25,194	42,177
Purchase of investment securities	(3,456,934)	(7,359,816)
Proceeds from sale/maturity of investment securities	2,436,165	6,649,921
Net cash used in investing activities	(1,705,547)	(990,225)
Cash Flows from Financing Activities:
Sale of treasury stock	—	66,102
Dividends on common stock	(4,481,066)	(4,356,066)
Purchase of treasury stock	—	(150,020)
Proceeds from exercise of stock options	441,091	493,274
Excess tax benefits from share-based compensation	26,242	16,509
Net cash used in financing activities	(4,013,733)	(3,930,201)
Decrease in cash and cash equivalents	(331,737)	(1,634,796)
Cash and cash equivalents, beginning of the year	9,888,628	11,523,424
Cash and cash equivalents, end of the year	$9,556,891	$9,888,628
Supplemental Schedule of Cash Flow Information:
Income taxes paid	$1,462,200	$1,960,000

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

Depreciation

Depreciation of plant and equipment is computed on a straight-line basis over the estimated useful lives of the assets.

Estimated useful lives of depreciable assets are as follows:

Buildings and improvements	10 – 40 years
Machinery and equipment	3 – 20 years
Furniture and fixtures	7 – 10 years

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

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

Investment Securities

The Company accounts for its investments in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.” Investment securities at June 30, 2014 and June 30, 2013 consist of certificates of deposit and municipal bonds. The Company classifies investment securities as available-for-sale. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Realized gains and losses for securities classified as available-for-sale are included in earnings and are determined using the specific identification method. Interest income is recognized when earned. Fair values are based on quoted market prices available as of the balance sheet date.

Accounts receivable and allowance for doubtful accounts

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances. An account is generally considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2014 and 2013. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income for fiscal years ended June 30, 2014 and 2013 consists of unrealized holding gains and losses on available-for-sale securities.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2017.

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

Investment securities at June 30, 2014 and June 30, 2013 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at June 30, 2014 and June 30, 2013 are as follows:

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 3. Investment in Fair Value, Continued

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2014
Certificates of deposit	$4,063,000	$—	$—	$4,063,000
Municipal bonds	850,103	2,857	(5,067)	847,893
2014 Total investment securities	$4,913,103	$2,857	$(5,067)	$4,910,893

2013
Certificates of deposit	$2,600,000	$—	$—	$2,600,000
Municipal bonds	1,292,335	5,414	(4,780)	1,292,968
2013 Total investment securities	$3,892,335	$5,414	$(4,780)	$3,892,968

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At June 30, 2014, the Company did not have any investments in individual securities that have been in a continuous loss position to be temporary for more than 12 months. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at June 30, 2014.

As of June 30, 2014 and June 30, 2013, the contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
2014
Available-for-sale	$4,434,575	$476,318	$4,910,893

2013
Available-for-sale	$2,077,769	$1,815,199	$3,892,968

Note 4. Contracts in Process

Contracts in process at June 30, 2014 and 2013 are as follows:

	2014	2013
Gross contract value	$35,663,830	$42,069,522
Costs related to contracts in process, net of progress payments
of $142,616 in fiscal 2014 and $146,916 in fiscal 2013	8,201,642	9,159,493

Included in costs relating to contracts in process at June 30, 2014 and 2013 are costs of $4,391,834 and $4,155,629, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statement of comprehensive income until the units under contract are shipped.

Note 5. Property, Plant and Equipment

A summary of the original cost of property, plant and equipment at June 30, 2014 and 2013 is as follows:

	2014	2013
Land	$45,000	$45,000
Building and improvements	4,256,890	4,254,834
Machinery and equipment	8,340,897	7,650,014
Furniture and fixtures	160,867	160,867
	12,803,654	12,110,715
Accumulated depreciation	(10,124,753)	(9,689,383)
Property, plant and equipment, net	$2,678,901	$2,421,332

Depreciation expense was $452,390 and $418,149, during the years ended June 30, 2014 and 2013, respectively.

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 6. Pension Expense

Under terms of a negotiated union contract which expires on June 30, 2015, the Company is obligated to make contributions to a union-sponsored International Brotherhood of Electrical Workers Local 1799 defined benefit pension plan (Plan identifying number is 14-6065199) covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $96,776 in fiscal 2014 and $98,712 in fiscal 2013. These contributions represent more than five percent of the total plan contributions. For the year beginning January 1, 2014, the Plan is in the “green zone” which means it is neither endangered nor critical status. For the year beginning January 1, 2013, the Plan was in “critical status.” Plan Trustees entered into a Funding Improvement Plan which calls for an increase in hourly contributions starting January 1, 2016 of $0.04 for each year for five years thereafter.

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $47,847 and $40,521, for fiscal years 2014 and 2013, respectively.

Note 7. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2014 and 2013 is as follows:

	2014	2013
Current tax expense - federal	$113,245	$2,293,795
Current tax expense - state	1,500	32,608
Deferred tax expense (benefit)	183,319	(22,641)
Provision for income taxes	$298,064	$2,303,762

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

The combined U.S. federal and state effective income tax rates of 20.3% and 29.3%, for 2014 and 2013 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2014	2013
U.S. federal statutory income tax rate	34.0%	34.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	0.8	0.3
ESOP cost versus Fair Market Value	6.4	1.0
Dividend on allocated ESOP shares	(20.4)	(3.4)
Qualified production activities	(0.8)	(2.9)
Stock-based compensation	0.1	0.3
Other	0.2	—
Effective tax rate	20.3%	29.3%

For the years ended June 30, 2014 and 2013 deferred income tax expense of $183,319 and benefit of $22,641, respectively, result from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2014 and 2013 are presented as follows:

	2014	2013
Deferred tax assets:
Accrued expenses	$266,255	$348,085
ESOP	116,981	121,315
Stock-based compensation	23,854	19,946
Inventory - effect on uniform capitalization	32,749	49,032
Other	1,191	2,252
Total deferred tax assets	$441,030	$540,630

Deferred tax liabilities:
Unrealized (loss) gain on investment securities	(773)	222
Property, plant and equipment - principally due
to differences in depreciation methods	400,419	316,700
Total deferred tax liabilities	399,646	316,922
Net deferred tax asset	$41,384	$223,708

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

As the result of the implementation of the FASB interpretation ASC 740-10, Accounting for Uncertainty in Income Taxes – An Interpretation of ASC 740, the Company recognized no material adjustments to unrecognized tax benefits. As of June 30, 2014 and 2013, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions, if any, in general and administrative expense. As of June 30, 2014, the Company has not recorded any provision for accrued interest and penalties related to uncertain tax positions.

By statute, tax years ended June 30, 2014, 2013, 2012, and 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 8. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customers and one foreign customer (based in United Kingdom) accounted for 47% and 12%, respectively of total sales in fiscal 2014. Sales to two domestic customers and one foreign customer (based in United Kingdom) accounted for 45% and 18%, respectively of total sales in fiscal 2013.

Export sales in fiscal 2014 and fiscal 2013 were approximately $3,030,000 and $2,671,000, respectively.

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

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 10. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $552,998 and $528,804 for the years ended June 30, 2014 and 2013, respectively. The ESOP shares as of June 30, 2014 and 2013 were as follows:

	2014	2013
Allocated shares	472,192	469,338
Unreleased shares	97,500	116,666
Total shares held by the ESOP	569,692	586,004
Fair value of unreleased shares	$2,449,200	$2,998,316

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

Total stock-based compensation expense recognized in the statement of comprehensive income for the three-month period ended June 30, 2014 and 2013, was $21,329 and $27,406, respectively, before income taxes. The related total deferred tax benefit was approximately $2,308 and $3,116, for the same periods. Total stock-based compensation expense recognized in the statement of comprehensive income for the fiscal years ended June 30, 2014 and 2013, was $99,050 and $115,183, respectively, before income taxes. The related total deferred tax benefit was approximately $10,862 and $12,968, for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of June 30, 2014, there was approximately $60,800 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.25 years. The total deferred tax benefit related to these awards is approximately $6,395.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 190,100 have been granted and 133,425 are outstanding as of June 30, 2014. While no further grants of options may be made under the 2000 Plan, as of June 30, 2014, 28,130 options remain outstanding, vested and exercisable from the 2000 Plan.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 11. Stock-based Compensation, Continued

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the year ended June 30, 2014. There were no options awarded for the twelve months ended June 30, 2013.

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

The following table summarizes stock option activity during the twelve months ended June 30, 2014:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2013	159,250	$21.12	6.30
Granted	31,600	$27.22	9.15
Exercised	(23,420)	$18.83	—
Forfeited or expired	(5,875)	$27.13	—
Outstanding at June 30, 2014	161,555	$22.43	6.02	$491,514
Vested or expected to vest at June 30, 2014	158,440	$22.33	5.95	$491,514
Exercisable at June 30, 2014	135,580	$21.51	5.42	$491,514

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on June 30, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2014. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the twelve months ended June 30, 2014 and 2013 was $155,671 and $82,656, respectively.

The following table summarizes changes in non-vested stock options during the twelve months ended June 30, 2014:

	Weighted
	Number of	Average
	Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-Vested at July 1, 2013	57,950	$4.321
Granted	31,600	3.777
Vested	(57,700)	4.323
Forfeited or expired	(5,875)	3.782
Non-Vested at June 30, 2014	25,975	$3.777

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 12. Financial Instruments/Concentration of Credit Risk

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2014 and 2013 because of the relatively short maturities of these instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in note 8, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 61% represented by three customers at June 30, 2014, and 52% by two customers at June 30, 2013.

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

Note 14. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2014 and 2013. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

Note 15. Stockholders' Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2014:

Stock options outstanding	161,555
Stock options available for issuance	226,925
Number of common shares reserved	388,480

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended June 30:

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note 15. Stockholders' Equity, Continued

	2014	2013
Numerator:
Net Income	$1,167,885	$5,562,425
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	2,344,690	2,320,822
Unearned ESOP shares	(116,666)	(136,666)
Weighted average common shares issued during the period	9,991	17,810
Weighted average common shares purchased during the period	—	(2,550)
Weighted average ESOP shares earned during the period	7,207	7,521
Denominator for basic earnings per common shares –
Weighted average common shares	2,245,222	2,206,937
Diluted EPS:
Common shares outstanding, beginning of period	2,344,690	2,320,822
Unearned ESOP shares	(116,666)	(136,666)
Weighted average common shares issued during the period	9,991	17,810
Weighted average common shares purchased during the period	—	(2,550)
Weighted average ESOP shares earned during the period	7,207	7,521
Weighted average dilutive effect of issued or forfeited shares	40,313	35,711
Denominator for diluted earnings per common shares –
Weighted average common shares	2,285,535	2,242,648

Not included in this computation of earnings per share for the year ended June 30, 2014 were options to purchase 25,975 shares of the Company’s common stock. These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares. There were no anti-dilutive options for the year ended June 30, 2013.

Note 16. Line of Credit

At June 30, 2014, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest payments equal to the LIBOR Daily Floating Rate plus 2.00%. Any borrowing under the line of credit will be collateralized by accounts receivable. The line will be reviewed annually for renewal. All outstanding balances are payable no later than the expiration date of the agreement, unless other terms are agreed to by the lender.

Note 17. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter
Net sales	$6,920,955	$6,569,641	$6,549,623	$7,096,700
Gross profit (loss)	2,195,136	896,014	1,679,125	(239,029)
Net income (loss)	1,048,907	111,152	706,030	(698,204)

Net income (loss) per share -
Basic	0.47	0.05	0.31	(0.31)
Diluted	0.46	0.05	0.31	(0.31)

2013
Net sales	$7,891,877	$8,052,447	$6,799,970	$11,553,916
Gross profit	2,482,193	2,144,508	1,969,878	4,102,990
Net income	1,280,718	1,071,776	915,231	2,294,700

Net income per share -
Basic	0.59	0.49	0.41	1.03
Diluted	0.57	0.48	0.41	1.02

Espey Mfg. & Electronics Corp. Notes to Financial Statements

Note. 18 Subsequent Event

As of June 30, 2014, the Company’s gross profit, reported in the statement of comprehensive income, includes a contract loss in the amount of $3.6 million, resulting from the cancellation of an engineering design contract effective after the balance sheet dated June 30, 2014. The events leading up to the cancellation qualifies the transaction as a Type 1 Subsequent Event. The Company was unsuccessful in delivering all required compliant prototypes required by the design contract by the agreed upon contract dates. Our customer would not allow any more time to complete these units as they were required to close out the prime contract by the U.S. Government.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on December 5, 2014) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, Signatures
3.1	Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10-K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8-K dated February 26, 2009)
4.1	Second Amended and Restated Rights Agreement, dated December 18, 2009, between Espey Mfg. & Electronics Corp. and Registrar and Transfer Company (incorporated by reference to Exhibit 4.01 to Espey’s Report on Form 8-K dated December 18, 2009)
4.2	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)
10.1	2000 Stock Option Plan (incorporated by reference to Espey's Definitive Proxy Statement dated December 6, 1999 for the January 4, 2000 Annual Meeting)
10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)
10.5	Retired Director Compensation Program and Mandatory Retirement Agreement (incorporated by reference to Exhibit 10.5 to Espey's Report on Form 10-Q dated May 12, 2011)
10.6	Retired Director Compensation Program and Mandatory Retirement Agreement – Paul Corr (incorporated by reference to Exhibit 10.6 to Espey's Report on Form 10-Q dated May 12, 2011)
10.7	Retired Director Compensation Program and Mandatory Retirement Agreement – Carl Helmetag (incorporated by reference to Exhibit 10.7 to Espey's Report on Form 10-Q dated May 12, 2011)
10.8	Retired Director Compensation Program and Mandatory Retirement Agreement – Barry Pinsley (incorporated by reference to Exhibit 10.8 to Espey's Report on Form 10-Q dated May 12, 2011)
10.9	Retired Director Compensation Program and Mandatory Retirement Agreement – Howard Pinsley (incorporated by reference to Exhibit 10.9 to Espey's Report on Form 10-Q dated May 12, 2011)
10.10	Retired Director Compensation Program and Mandatory Retirement Agreement – Alvin Sabo (incorporated by reference to Exhibit 10.10 to Espey's Report on Form 10-Q dated May 12, 2011)
10.11	Retired Director Compensation Program and Mandatory Retirement Agreement – Michael Wool (incorporated by reference to Exhibit 10.11 to Espey's Report on Form 10-Q dated May 12, 2011)
10.12	Executive Employment Agreement with Mark St. Pierre (incorporated by reference to Exhibit 10.12 on Espey’s Report on Form 8-K dated March 4, 2014)
10.13	Executive Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.13 on Espey’s Report on Form 8-K dated March 4, 2014)
10.14	Executive Employment Agreement with Peggy Murphy (incorporated by reference to Exhibit 10.14 on Espey’s Report on Form 8-K dated March 4, 2014)
11.1	Statement re: Computation of Per Share Net income (filed herewith)
14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)
23.1	Consent of EFP Rotenberg, LLP (filed herewith)
28

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
29

S I G N A T U R E S

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/David O’Neil
David O’Neil
Interim President and
Interim Chief Executive Officer

/s/ David O’Neil	Interim President
David O'Neil	(Interim Chief Executive Officer)
September 17, 2014

/s/Katrina Sparano	Assistant Treasurer
Katrina Sparano	(Interim Principal Financial Officer)
September 17, 2014

/s/Howard Pinsley	Chairman of the Board
Howard Pinsley	September 17, 2014

/s/Barry Pinsley	Director
Barry Pinsley	September 17, 2014

/s/Michael W. Wool	Director
Michael W. Wool	September 17, 2014

/s/Paul J. Corr	Director
Paul J. Corr	September 17, 2014

/s/Alvin O. Sabo	Director
Alvin O. Sabo	September 17, 2014

/s/Carl Helmetag	Director
Carl Helmetag	September 17, 2014

30