Form 10-Q
period 2014-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2014-11-04
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

Commission File Number I-4383

ESPEY MFG. & ELECTRONICS CORP.

(Exact name of registrant as specified in its charter)

NEW YORK (State of incorporation)	14-1387171 (I.R.S. Employer's Identification No.)

233 Ballston Avenue, Saratoga Springs, New York 12866

(Address of principal executive offices)

518-245-4400

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

☐ Yes          ☒ No

At November 3, 2014, there were 2,359,001 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

September 30, 2014 (Unaudited) and June 30, 2014

	September 30, 2014	June 30, 2014
ASSETS:
Cash and cash equivalents	$9,872,162	$9,556,891
Investment securities	4,494,522	4,910,893
Trade accounts receivable, net	4,033,356	3,194,678
Income tax receivable	668,355	943,234
Inventories:
Raw materials	1,546,345	1,616,990
Work-in-process	829,496	792,618
Costs relating to contracts in process, net of advance
payments of $19,626 at September 30, 2014 and
$142,616 at June 30, 2014	8,250,068	8,201,642
Total inventories	10,625,909	10,611,250
Deferred income taxes	276,955	324,823
Prepaid expenses and other current assets	199,524	177,776
Total current assets	30,170,783	29,719,545

Property, plant and equipment, net	2,581,449	2,678,901
Total assets	$32,752,232	$32,398,446

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$1,469,710	$727,281
Accrued expenses:
Salaries, wages and commissions	398,503	413,989
Vacation	540,174	693,286
ESOP payable	86,816	—
Other	154,006	579,953
Payroll and other taxes withheld and accrued	47,009	53,553
Total current liabilities	2,696,218	2,468,062
Deferred income taxes	255,752	283,439
Total liabilities	2,951,970	2,751,501
Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; Issued 3,029,874 shares
on September 30, 2014 and June 30, 2014. Outstanding
2,359,001 on September 30, 2014 and 2,368,110 on June 30,
2014 (includes 92,917 and 97,500 unearned ESOP shares
on September 30, 2014 and June 30, 2014, respectively)	1,009,958	1,009,958
Capital in excess of par value	16,467,723	16,429,220
Accumulated other comprehensive income (loss)	(1,757)	(1,437)
Retained earnings	21,290,308	20,946,940
	38,766,232	38,384,681
Less: Unearned ESOP shares	(1,408,872)	(1,408,872)
Treasury shares, cost of 670,873 and 661,764 shares on
September 30, 2014 and June 30, 2014, respectively	(7,557,098)	(7,328,864)
Total stockholders’ equity	29,800,262	29,646,945
Total liabilities and stockholders' equity	$32,752,232	$32,398,446

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2014 and 2013

	September 30, 2014	September 30, 2013

Net sales	$5,693,472	$6,920,955
Cost of sales	3,883,393	4,725,819
Gross profit	1,810,079	2,195,136

Selling, general and administrative expenses	598,202	767,975
Operating income	1,211,877	1,427,161

Other income

Interest and dividend income	7,993	10,769
Other	9,657	14,712
Total other income	17,650	25,481

Income before income taxes	1,229,527	1,452,642

Provision for income taxes	318,306	403,735

Net income	$911,221	$1,048,907

Other comprehensive income, net of tax:
Unrealized loss on investment securities	(320)	(129)

Total comprehensive income	$910,901	$1,048,778

Net income per share:

Basic	$0.40	$0.47
Diluted	$0.40	$0.46

Weighted average number of shares outstanding:

Basic	2,270,949	2,231,072
Diluted	2,277,754	2,265,823

Dividends per share:	$0.2500	$0.2500

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2014 and 2013

	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net income	$911,221	$1,048,907

Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	(23,074)	(21,476)
Stock-based compensation	13,029	26,765
Depreciation	115,911	106,318
ESOP compensation expense	111,191	130,428
Loss on disposal of assets	129	—
Deferred income tax	20,354	16,220
Changes in assets and liabilities:
(Increase) decrease in trade receivable, net	(838,678)	2,084,029
Decrease (increase) in income tax receivable	274,879	(310,697)
Increase in inventories, net	(14,659)	(218,188)
(Increase) decrease in prepaid expenses and other current assets	(21,748)	71,603
Increase in accounts payable	742,429	181,499
(Decrease) increase in accrued salaries, wages and commissions	(15,486)	134,805
Decrease in vacation accrual	(153,112)	(51,831)
Decrease in ESOP payable	(24,375)	(29,167)
Decrease in other accrued expenses	(425,947)	(359,783)
(Decrease) increase in payroll & other taxes withheld and accrued	(6,544)	6,133
Increase (decrease) in income taxes payable	23,074	(408,987)
Net cash provided by operating activities	688,594	2,406,578

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(18,588)	(328,311)
Proceeds from loan receivable	—	10,744
Purchase of investment securities	(445,493)	(289,087)
Proceeds from sale/maturity of investment securities	861,371	290,000
Net cash provided by (used in) investing activities	397,290	(316,654)

Cash Flows from Financing Activities:
Dividends on common stock	(567,853)	(558,898)
Purchase of treasury stock	(234,834)	—
Proceeds from exercise of stock options	9,000	166,307
Excess tax benefits from share-based compensation	23,074	21,476
Net cash used in financing activities	(770,613)	(371,115)

Increase in cash and cash equivalents	315,271	1,718,809
Cash and cash equivalents, beginning of period	9,556,891	9,888,628
Cash and cash equivalents, end of period	$9,872,162	$11,607,437

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$—	$1,107,200

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2014. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended September 30, 2014 and 2013 were $13,029 and $26,765, respectively, before income taxes. The related total deferred tax benefits were approximately $1,371 and $3,005 for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of September 30, 2014, there was approximately $47,771 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next year. The total deferred tax benefit related to these awards is approximately $5,024.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 190,100 have been granted and 124,575 are outstanding as of September 30, 2014. While no further grants of options may be made under the 2000 Plan, as of September 30, 2014, 27,330 options remain outstanding, vested and exercisable from the 2000 Plan.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

Index

There were no options awarded for the three months ended September 30, 2014. The table below outlines the weighted average assumptions that the Company used to calculate the fair value of the option award for the three months ended September 30, 2013.

2013
Dividend yield	3.67%
Expected stock price volatility	25.31%
Risk-free interest rate	1.23%
Expected option life (in years)	3.8 yrs
Weighted average fair value per share
of options granted during the period	$3.777

The Company pays dividends quarterly and has paid a special cash dividend of $1.00 per share in each of fiscal years 2014 and 2013. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during the fiscal year ending June 30, 2015 or any future years. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the three months ended September 30, 2014:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2014	161,555	$22.43	6.02
Granted	—		—	—
Exercised	(800)	$11.25	—
Forfeited or expired	(8,850)	$25.16	—
Outstanding at September 30, 2014	151,905	$22.33	5.71	$114,437
Vested or expected to vest at September 30, 2014	148,806	$22.22	5.64	$114,437
Exercisable at September 30, 2014	126,030	$21.32	5.05	$114,437

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on September 30, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2014. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the three months ended September 30, 2014 and 2013 were $10,249 and $41,250, respectively.

The following table summarizes changes in non-vested stock options during the three months ended September 30, 2014:

	Weighted Number	Average Grant
	of Shares	Date Fair
	Subject to Option	Value (per Option)
Non-vested at July 1, 2014	25,975	$3.777
Granted	—	—
Vested	—	—
Forfeited or expired	(100)	$3.777
Non-vested at September 30, 2014	25,875	$3.777

Index

Note 4. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2014 and 2013. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of a pending U.S. government audit, the Company has determined a range of possible outcomes none of which the Company believes would have a materially adverse effect on the Company's financial position or results of operations.  In accordance with ASC 450 “Contingencies” the Company has accrued the amount within the range that appears to be its best estimate of a possible outcome.

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

Note 6. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all non-union employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as unearned ESOP shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $111,191 for the three-month period ended September 30, 2014 and $130,428 for the three-month period ended September 30, 2013. The ESOP shares as of September 30, 2014 and 2013 were as follows:

	September 30, 2014	September 30, 2013
Allocated shares	445,175	469,338
Committed-to-be-released shares	4,583	4,792
Unreleased shares	92,917	111,874

Total shares held by the ESOP	542,675	586,004

Fair value of unreleased shares	$1,870,419	$3,199,596

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

There is competition in all classes of products manufactured by the Company from divisions of the largest electronic companies, as well as many small companies. The Company's sales do not represent a significant share of the industry's market for any class of its products. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price, product performance, the experience of the particular company and history of its dealings in such products. Our business is not seasonal. The Company, as well as other companies engaged in supplying equipment for military applications are exposed to on-going associated risks including, without limitation, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, and the potential of governmental termination of orders for convenience.

The Company's backlog was approximately $35.1 million at September 30, 2014 which includes $24.5 million from two significant customers compared to $40.5 million at September 30, 2013 which included $27.7 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded portions of the backlog at September 30, 2014 and 2013 were $2.3 million and zero, respectively, representing firm multi-year orders for which funding had not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status.

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

Another factor contributing to the decline of the backlog has been our inability, thus far, to convert marketing efforts to potential new customers into awards of business. However, during the first quarter of fiscal 2015, we were successful in securing new business to replace a significant portion of outgoing shipments occurring in the same quarter.

New orders received in the first three months of fiscal 2015 were approximately $5.0 million, as compared to $5.4 million of new orders received in the first three months of fiscal 2014. Due to the uncertain timing of receipt of new orders, particularly large orders, period to period comparisons are not necessarily indicative of business trends. We continue to quote a large volume of opportunities and are reviewing our cost components and cost structure to become more cost competitive in an attempt to replace anticipated business which has either been deferred indefinitely or lost.

While the sales backlog gives the Company a solid base of future sales, based upon the composition of the backlog and our anticipated schedule for the fulfillment of orders, management expects net sales in fiscal year 2015 to be less than net sales in fiscal year 2014. It is presently anticipated that a minimum of $18 million of orders comprising the June 30, 2014 backlog will be filled during the fiscal year ending June 30, 2015. The minimum of $18 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2015. The estimate of the June 30, 2014 backlog to be shipped in fiscal 2015 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $21 million in the aggregate for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and military procurement generally.

Revenues, backlog and outstanding opportunities have declined and we believe may continue to trend down in the foreseeable future due to several ongoing factors discussed above. Management continues to evaluate our sales strategy including professional and technical resources necessary to keep pace with the changing market conditions and needs of our customers. Recently, the company revamped its sales organization and refocused its efforts to concentrate on our core competencies of designing and delivering to customer specification highly reliable power supplies, power magnetics and power distribution electronics for use in military and severe environment applications. In addition, we intend to design and produce some of our own products when we identify a potential need in the marketplace. We are starting to see some benefits from these organizational changes including the identification of new program opportunities. In some instances, we have already begun the process of preparing competitive quotations.

Net sales to two significant customers represented 58.6% of the Company's total sales for the three-month period ended September 30, 2014 and net sales to four significant customers represented 76.2% of the Company's total sales for the three-month period ended September 30, 2013. This high concentration level with two customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base.

Index

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $200,000 for fiscal 2015, of which $18,588 was expended through September 30, 2014. These expenditures are primarily being made to expand the production capability for transformers. Expectations are that working capital will be adequate to fund orders, regular quarterly dividend payments, and general operations of the business consistent with past practice. There is no guarantee that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during any future years.

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

Results of Operations

Net sales decreased for the three months ended September 30, 2014 to $5,693,472 as compared to $6,920,955 for the same period in 2013. The decrease in net sales is primarily due to lower electromechanical and transformer shipments for the three months ended September 30, 2014 as compared to the same period ended September 30, 2013.

For the three months ended September 30, 2014 and 2013 gross profits were $1,810,079 and $2,195,136, respectively. Gross profit as a percentage of sales was 31.8% and 31.7%, for the three months ended September 30, 2014 and 2013, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of products being produced between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income. The gross profit percentage remained consistent in the three months ended September 30, 2014 as compared to September 30, 2013.

Selling, general and administrative expenses were $598,202 for the three months ended September 30, 2014; a decrease of $169,773, compared to the three months ended September 30, 2013. The decrease for the three months ended September 30, 2014 relates primarily to a reduction in salary expense due to reductions in the number of employees.

Interest and dividend income for the three months ended September 30, 2014 and 2013 remained relatively unchanged at $7,993 and $10,769, respectively.

The effective income tax rate at September 30, 2014 and 2013 was 25.9% and 27.8%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2014, was $911,221 or $.40 per share, both basic and diluted, compared to $1,048,907 or $.47 and $.46 per share, basic and diluted, respectively for the three months ended September 30, 2013. The decrease in net income per share was mainly due to lower sales.

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

Index

The Company's working capital as of September 30, 2014 and 2013 was approximately $27.5 million and $30.1 million. During the three-month period ended September 30, 2014 the Company repurchased 9,909 shares of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $234,834. During the three-month period ended September 30, 2013 the Company did not repurchase any shares of its common stock. Under existing authorizations from the Company's Board of Directors, as of September 30, 2014, management is authorized to purchase an additional $1,471,414 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Three Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$688,594	$2,406,578
Net cash provided by (used in) investing activities	397,290	(316,654)
Net cash used in financing activities	(770,613)	(371,115)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, provisions for income taxes, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash provided by investing activities increased in the first three months of fiscal 2015 due to a reduction in capital expenditures and the timing of the re-investment of matured securities. The increase in cash used in financing activities is due primarily to the purchase of treasury stock and the reduction in proceeds received from exercised stock options as the result of fewer shares exercised.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2014 and 2013, the Company expended $18,588 and $328,311, respectively, for plant improvements and new equipment. The Company has budgeted approximately $200,000 for new equipment and plant improvements in fiscal 2015. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2014 and 2013.

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

Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Securities Sold - None

(c)	Securities Repurchased

Purchases of Equity Securities
			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
September 1 to
September 30, 2014	9,909	$23.70	9,909	$1,471,414

(1)	Pursuant to a prior Board of Directors authorization, as of September 30, 2014 the Company can repurchase up to $1,471,414 of its common stock pursuant to an ongoing plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ David O’Neil
David O’Neil
Interim President and
Interim Chief Executive Officer

/s/ Katrina Sparano
Katrina Sparano
Assistant Treasurer
Interim Principal Financial Officer

November 3, 2014

            Date

