Form 10-Q
period 2014-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2015-02-12
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

☐ Yes          ☒ No

At February 12, 2015, there were 2,358,157 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2014 (Unaudited) and June 30, 2014

	December 31, 2014	June 30, 2014
ASSETS:
Cash and cash equivalents	$10,237,837	$9,556,891
Investment securities, available for sale	4,393,158	4,910,893
Trade accounts receivable, net of allowance of $3,000
at December 31, 2014 and June 30, 2014	3,386,994	3,194,678
Income tax receivable	265,996	943,234

Inventories:
Raw materials	1,642,771	1,616,990
Work-in-process	906,414	792,618
Costs relating to contracts in process, net of advance
payments of $19,626 at December 31, 2014 and
$142,616 at June 30, 2014	8,974,607	8,201,642
Total inventories	11,523,792	10,611,250
Deferred income taxes	229,088	324,823
Prepaid expenses and other current assets	62,340	177,776
Total current assets	30,099,205	29,719,545
Property, plant and equipment, net	2,504,965	2,678,901
Total assets	$32,604,170	$32,398,446

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$877,533	$727,281
Accrued expenses:
Salaries, wages and commissions	173,765	413,989
Vacation	532,743	693,286
ESOP payable	159,928	—
Other	199,920	579,953
Payroll and other taxes withheld	47,724	53,553
Total current liabilities	1,991,613	2,468,062
Deferred income taxes	227,650	283,439
Total liabilities	2,219,263	2,751,501
Commitments and contingencies (see Note 5)
Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; Issued 3,029,874 shares
on December 31, 2014 and June 30, 2014. Outstanding
2,355,357 and 2,368,110 on December 31, 2014 and
June 30, 2014, respectively (includes 88,333 and
97,500 unearned ESOP shares)	1,009,958	1,009,958
Capital in excess of par value	16,484,513	16,429,220
Accumulated other comprehensive income	(2,850)	(1,437)
Retained earnings	21,944,926	20,946,940
	39,436,547	38,384,681
Less: Unearned ESOP shares	(1,408,872)	(1,408,872)
Treasury shares, cost of 674,517 and 661,764 shares on
December 31, 2014 and June 30, 2014, respectively	(7,642,768)	(7,328,864)
Total stockholders’ equity	30,384,907	29,646,945
Total liabilities and stockholders' equity	$32,604,170	$32,398,446

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Six months Ended December 31, 2014 and 2013

	Three months Ended		Six months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net sales	$5,697,083	$6,569,641	$11,390,555	$13,490,596
Cost of sales	3,438,348	5,673,627	7,321,741	10,399,446
Gross profit	2,258,735	896,014	4,068,814	3,091,150

Selling, general and administrative expenses	633,177	786,560	1,231,379	1,554,535
Operating income	1,625,558	109,454	2,837,435	1,536,615

Other income
Interest income	9,061	9,646	17,054	20,415
Other	10,937	31,425	20,594	46,137
Total other income	19,998	41,071	37,648	66,552

Income before income taxes	1,645,556	150,525	2,875,083	1,603,167

Provision for income taxes	426,474	39,373	744,780	443,108

Net income	$1,219,082	$111,152	$2,130,303	$1,160,059

Other comprehensive income, net of tax:
Unrealized loss on investment securities	(1,093)	(221)	(1,413)	(350)

Total comprehensive income	$1,217,989	$110,931	$2,128,890	$1,159,709

Net income per share:

Basic	$0.54	$0.05	$0.94	$0.52
Diluted	$0.54	$0.05	$0.93	$0.51

Weighted average number of shares outstanding:

Basic	2,265,460	2,242,436	2,268,205	2,236,754
Diluted	2,274,004	2,297,463	2,281,049	2,281,643

Dividends per share:	$0.2500	$1.2500	$0.5000	$1.5000

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six months Ended December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities:
Net income	$2,130,303	$1,160,059

Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	(26,835)	(26,242)
Stock-based compensation	26,058	52,243
Depreciation	227,753	218,056
ESOP compensation expense	208,678	283,663
Loss on disposal of assets	233	13
Deferred income tax	40,707	32,669
Changes in assets and liabilities:
(Increase) decrease in trade receivable, net	(192,316)	2,875,613
Decrease (increase) in income taxes receivable	677,238	(442,540)
(Increase) decrease in inventories	(912,542)	9,943
Decrease in prepaid expenses and other current assets	115,436	222,530
Increase (decrease) in accounts payable	150,252	(427,474)
Decrease in accrued salaries, wages and commissions	(240,224)	(73,945)
Decrease in vacation accrual	(160,543)	(63,695)
Decrease in ESOP payable	(48,750)	(174,999)
Decrease in other accrued expenses	(380,033)	(353,633)
Decrease in payroll & taxes withheld and accrued	(5,829)	(50,891)
Increase (decrease) in income taxes payable	26,835	(404,221)
Net cash provided by operating activities	1,636,421	2,837,149

Cash Flows from Investing Activities:
Additions to property, plant & equipment	(54,050)	(624,785)
Proceeds from loan receivable	—	21,567
Purchase of investment securities	(1,427,174)	(1,619,207)
Proceeds from sale/maturity of investment securities	1,942,735	830,000
Net cash provided by (used in) investing activities	461,511	(1,392,425)

Cash Flows from Financing Activities:
Dividends on common stock	(1,132,317)	(3,357,828)
Purchase of treasury stock	(320,504)	—
Proceeds from exercise of stock options	9,000	215,553
Excess tax benefits from share-based compensation	26,835	26,242
Net cash used in financing activities	(1,416,986)	(3,116,033)

Increase (decrease) in cash and cash equivalents	680,946	(1,671,309)
Cash and cash equivalents, beginning of period	9,556,891	9,888,628
Cash and cash equivalents, end of period	$10,237,837	$8,217,319

Supplemental Schedule of Cash Flow Information
Income taxes paid	$—	$1,257,200

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

Investment securities at December 31, 2014 and June 30, 2014 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at December 31, 2014 and June 30, 2014 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
Certificates of deposit	$3,728,000	$—	$—	$3,728,000
Municipal bonds	669,542	1,920	(6,304)	665,158
Total investment securities	$4,397,542	$1,920	$(6,304)	$4,393,158

June 30, 2014
Certificates of deposit	$4,063,000	$—	$—	$4,063,000
Municipal bonds	850,103	2,857	(5,067)	847,893
Total investment securities	$4,913,103	$2,857	$(5,067)	$4,910,893

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At December 31, 2014, the Company did not have any investments in individual securities that have been in a continuous loss position to be temporary for more than 12 months. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at December 31, 2014.

Index

As of December 31, 2014 and June 30, 2014, the contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
December 31, 2014
Available-for-sale	$3,909,771	$483,387	$4,393,158

June 30, 2014
Available-for-sale	$4,434,575	$476,318	$4,910,893

Note 3. Net Income per Share

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

Note 4. Stock Based Compensation

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month period ended December 31, 2014 and 2013, was $13,029 and $25,478, respectively, before income taxes. The related total deferred tax benefit was approximately $1,371 and $2,774 for the three-month period ended December 31, 2014 and 2013, respectively. Total stock-based compensation expense recognized in the statements of comprehensive income for the six-month period ended December 31, 2014 and 2013, was $26,058 and $52,243, respectively, before income taxes. The related total deferred tax benefit was approximately $2,742 and $5,779 for the six-month period ended December 31, 2014 and 2013, respectively. ASC 718 requires the tax benefits related to stock options exercised resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of December 31, 2014, there was approximately $34,742 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 0.75 years. The total deferred tax benefit related to these awards is approximately $3,653.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares were authorized for issuance under the 2007 Plan, of which 190,100 have been granted and 124,325 are outstanding as of December 31, 2014. While no further grants of options may be made under the 2000 Plan, as of December 31, 2014, 27,330 options remain outstanding, vested and exercisable from the 2000 Plan.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

Index

There were no options awarded for the six months ended December 31, 2014. The table below outlines the weighted average assumptions that the Company used to calculate the fair value of the option award for the six months ended December 31, 2013.

December 31, 2013
Dividend yield	3.67%
Expected stock price volatility	25.31%
Risk-free interest rate	1.23%
Expected option life (in years)	3.8 yrs
Weighted average fair value per share of options granted during the period	$3.777

The Company pays dividends quarterly and paid a special cash dividend of $1.00 per share in fiscal year 2014. The Company has not paid a special dividend in fiscal year 2015. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance, that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during the fiscal year ending June 30, 2015 or any future years. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2014:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Option	Price	Term	Value
Balance at July 1, 2014	161,555	$22.43	6.02
Granted	—	—	—
Exercised	(800)	$11.25	—
Forfeited or expired	(9,100)	$25.22	—
Outstanding at December 31, 2014	151,655	$22.32	5.46	$375,825
Vested or expected to vest at December 31, 2014	148,595	$22.22	5.39	$375,825
Exercisable at December 31, 2014	126,030	$21.32	4.81	$375,825

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2014. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the six months ended December 31, 2014 and 2013 was $16,267 and $68,729, respectively.

The following table summarizes changes in non-vested stock options during the six months ended December 31, 2014:

	Weighted Number	Average Grant
	of Shares	Date Fair
	Subject to Option	Value (per Option)
Non-Vested at July 1, 2014	25,975	$3.777
Granted	—	—
Vested	—	—
Forfeited or expired	(350)	$3.777
Non-Vested at December 31, 2014	25,625	$3.777

Note 5. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2014 and 2013. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The

Index

government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of a pending U.S. government audit the Company has determined a range of possible outcomes none of which the Company believes would have a materially adverse effect on the Company's financial position or results of operations.  In accordance with ASC 450 “Contingencies” the Company will accrue the amount within the range that appears to be its best estimate of a possible outcome, which amounted to zero at December 31, 2014 and 2013.

Note 6. Recently Issued Accounting Standards

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2018.

Note 7. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $97,487 and $153,236 for the three-month periods ended December 31, 2014 and 2013, respectively. ESOP compensation expense was $208,678 and $283,663 for the six-month periods ended December 31, 2014 and 2013, respectively.

The ESOP shares as of December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Allocated Shares	441,531	469,338
Committed-to-be-released shares	9,167	9,583
Unreleased shares	88,333	107,083
Total shares held by the ESOP	539,031	586,004
Fair value of unreleased shares	$2,102,325	$3,495,189

During the three and six months ended December 31, 2014 the Company repurchased 3,644 and 13,553 shares previously held in the ESOP for $85,671 and $320,504, respectively. During the three and six months ended December 31, 2013 the Company did not repurchase any share previously held in the ESOP.

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

The Company's backlog was approximately $41.2 million at December 31, 2014, which includes $26.2 million from two significant customers, compared to $37.8 million at December 31, 2013, which included $25.7 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded portions of the backlog at December 31, 2014 and 2013 were $2.3 million and zero, respectively, representing firm multi-year orders for which funding had not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status.

Index

Declining federal defense spending continues to cause new incidents of competition in the industry. Based upon discussions during contract negotiations with our major customers, we believe that many of our competitors are aggressively investing in upfront product design costs and lowering profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of short term profit. This change in the marketplace has put pressure on the pricing of our current products and will likely result in lower margins on new business and some of our legacy business. In order to compete effectively for new business, in some cases we invest in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we have adjusted our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs. We continue to refine this strategy based upon our discussions with existing and prospective customers.

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

New orders received in the first six months of fiscal 2015 were approximately $16.8 million, as compared to $9.3 million of new orders received in the first six months of fiscal 2014. Due to the uncertain timing of receipt of new orders, particularly large orders, period to period comparisons, including short-term fluctuations in backlog, are not necessarily indicative of business trends. We continue to quote a large volume of opportunities and are reviewing our cost components and cost structure to become more cost competitive in an attempt to replace business which had been anticipated but ultimately was either deferred indefinitely or lost.

While the sales backlog gives the Company a solid base of future sales, based upon the composition of the backlog and our anticipated schedule for the fulfillment of orders, management expects net sales in fiscal year 2015 to be less than net sales in fiscal year 2014. It is presently anticipated that a minimum of $14 million of orders comprising the December 31, 2014 backlog will be filled during the fiscal year ending June 30, 2015. The minimum of $14 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2015. The estimate of the December 31, 2014 backlog to be shipped in fiscal 2015 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $20 million in the aggregate for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured standard and specialized military and industrial power electronics, power supplies, transformers as well as contract manufacturing. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and military procurement generally.

Management continues to evaluate our sales strategy including professional and technical resources necessary to keep pace with the changing market conditions and needs of our customers. Recently, the company revamped its sales organization and refocused its efforts to concentrate on our core competencies of designing and delivering to customer specification highly reliable power supplies, power magnetics and power distribution electronics for use in military and severe environment applications. In addition, we intend to design and produce some of our own products when we identify a potential need in the marketplace. We are starting to see some benefits from these organizational changes including the identification of new program opportunities including program awards in some instances.

Net sales to three significant customers represented 62.9% of the Company's total sales for the three-month period ended December 31, 2014 and net sales to two significant customers represented 47.3% of the Company's total sales for the three-month period ended December 31, 2013. Net sales to two significant customers represented 50.7% and 59.2% of the Company’s total sales for the six-month periods ended December 31, 2014 and 2013, respectively. This high concentration level with two customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $200,000 for fiscal 2015, of which $54,050 was expended through December 31, 2014. These expenditures are primarily being made to expand the production capability for transformers. Expectations are that working capital will be adequate to fund orders, regular quarterly dividend payments, and general operations of the business consistent with past practice. There is no guarantee that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during the fiscal year ending June 30, 2015 or any future years.

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

Results of Operations

Net sales decreased for the three months ended December 31, 2014 to $5,697,083 as compared to $6,569,641 for the same period in 2013. Net sales for the six months ended December 31, 2014 decreased to $11,390,555 as compared to $13,490,596 for the same period in 2013. The decrease in net sales for both the three and six months ended December 31, 2014 is primarily due to lower sales from engineering design contracts followed by a slight decline in electromechanical and transformer shipments.

For the three months ended December 31, 2014 and 2013 gross profits were $2,258,735 and $896,014, respectively. Gross profit as a percentage of sales was 39.6% and 13.7%, for the three months ended December 31, 2014 and 2013, respectively. For the six months ended December 31, 2014 and 2013, gross profits were $4,068,814 and $3,091,150, respectively. Gross profit as a percentage of sales was 35.7% and 22.9%, for the six months ended December 31, 2014 and 2013, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in the early stages of production. In any given accounting period the mix of product shipments between higher margin mature programs and less mature programs, including loss contracts, has a significant impact on gross profit and net income. The increase in gross profit in the three and six months ended December 31, 2014 was due to several factors. First, the Company yielded higher margins as a result of product mix as compared to the prior year where gross profits were negatively impacted by losses incurred on two engineering design contracts where the Company had been investing with an objective of developing future sales for follow-on production orders. Those programs were subsequently cancelled during the balance of fiscal 2014. In addition, the Company agreed to a final contract settlement in December 2014, relating to one of the cancelled programs, resulting in a reduction in cost of sales totaling $560,000.

Selling, general and administrative expenses were $633,177 for the three months ended December 31, 2014; a decrease of $153,383, compared to the three months ended December 31, 2013. Selling, general and administrative expenses were $1,231,379 for the six months ended December 31, 2014; a decrease of $323,156 compared to the six months ended December 31, 2013. The decrease for the three and six months ended December 31, 2014 relates primarily to a reduction in salary expense due to reductions in the number of employees.

Interest and other income for the three months ended December 31, 2014 and 2013 was $19,998 and $41,071, respectively. Interest and other income for the six months ended December 31, 2014 and 2013 was $37,648 and $66,552, respectively. Interest and dividend income is a function of the level of investments and investment strategies which generally tend to be conservative.

The effective income tax rate at December 31, 2014 and 2013 was 25.9%. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended December 31, 2014, was $1,219,082 or $0.54 per share both basic and diluted, respectively compared to $111,152 or $0.05 per share both basic and diluted, for the three months ended December 31, 2013. Net income for the six months ended December 31, 2014, was $2,130,303 or $0.94 and $0.93 per share, basic and diluted, respectively compared to $1,160,060 or $0.52 and $0.51 per share, basic and diluted, respectively, for the six months ended December 31, 2013. The increase in net income per share was mainly due to higher gross profits due to product mix and lower selling, general and administrative expenses, offset by lower sales.

Index

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

The Company's working capital as of December 31, 2014 and 2013 was approximately $28.1 million and $27.3 million, respectively. During the three and six months ended December 31, 2014 the Company repurchased 3,644 and 13,553 shares of its common stock, respectively, from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $85,671 and $320,504 respectively. During the three and six months ended December 31, 2013 the Company did not repurchase any shares of its common stock. Under existing authorizations from the Company's Board of Directors, as of December 31, 2014, management is authorized to purchase an additional $1,385,744 million of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Six months Ended December 31,
	2014	2013
Net cash provided by operating activities	$1,636,421	$2,837,149
Net cash provided by (used in) investing activities	461,511	(1,392,425)
Net cash used in financing activities	(1,416,986)	(3,116,033)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in net income, provisions for income taxes, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Net cash provided by investing activities increased in the first six months of fiscal 2015 primarily due to a reduction in capital expenditures and the timing of the re-investment of matured securities. Net cash used in financing activities decreased primarily due to the reduction of dividends paid on common stock, related to a special dividend pain in the prior fiscal year, offset in part by the purchase of treasury stock.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2014 and 2013, the Company expended $54,050 and $624,785, respectively, for plant improvements and new equipment. The Company has budgeted approximately $200,000 for new equipment and plant improvements in fiscal 2015. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. The Company had no contingent liabilities on outstanding standby letters of credit agreements at each of December 31, 2014 and December 31, 2013.

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

Index

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

Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold - None
(c)	Securities Repurchased
Purchases of Equity Securities
			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
December 1 to
December 31, 2014	3,644	$23.51	3,644	$1,385,744

(1)	Pursuant to a prior Board of Directors authorization, as of December 31, 2014 the Company can repurchase up to $1,385,744 of its common stock pursuant to an ongoing plan.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
13

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/Patrick Enright Jr.
Patrick Enright Jr.
President and Chief Executive Officer

/s/David O’Neil
David O'Neil,
Treasurer and Principal Financial Officer

February 12, 2015

Date

