Form 10-Q
period 2015-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2015-05-14
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

☐ Yes          ☒ No

At May 14, 2015, there were 2,362,187 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2015 (Unaudited) and June 30, 2014

	March 31, 2015	June 30, 2014
ASSETS:
Cash and cash equivalents	$9,437,876	$9,556,891
Investment securities	4,245,496	4,910,893
Trade accounts receivable, net of allowance of $3,000
at March 31, 2015 and June 30, 2014	4,179,456	3,194,678
Income tax receivable	168,354	943,234
Inventories:
Raw materials	1,576,353	1,616,990
Work-in-process	782,736	792,618
Costs relating to contracts in process, net of advance payments
of $19,626 at March 31, 2015 and $142,616 at June 30, 2014	10,424,541	8,201,642
Total inventories	12,783,630	10,611,250
Deferred income taxes	178,565	324,823
Prepaid expenses and other current assets	245,726	177,776
Total current assets	31,239,103	29,719,545
Property, plant and equipment, net	2,505,087	2,678,901
Total assets	$33,744,190	$32,398,446
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$1,686,929	$727,281
Accrued expenses:
Salaries, wages and commissions	309,282	413,989
Vacation	644,653	693,286
ESOP payable	260,264	—
Other	142,946	579,953
Payroll and other taxes withheld and accrued	52,543	53,553
Total current liabilities	3,096,617	2,468,062
Deferred income taxes	199,996	283,439
Total liabilities	3,296,613	2,751,501
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares on
March 31, 2015 and June 30, 2014. Outstanding 2,361,457 and
2,368,110 on March 31, 2015 and June 30, 2014, respectively
(includes 83,750 and 97,500 unearned ESOP shares)	1,009,958	1,009,958
Capital in excess of par value	16,556,737	16,429,220
Accumulated other comprehensive income	(3,109)	(1,437)
Retained earnings	21,885,306	20,946,940
	39,448,892	38,384,681
Less: Unearned ESOP shares	(1,408,872)	(1,408,872)
Treasury shares, cost of 668,417 and 661,764 shares on
March 31, 2015 and June 30, 2014, respectively	(7,592,443)	(7,328,864)
Total stockholders’ equity	30,447,577	29,646,945
Total liabilities and stockholders' equity	$33,744,190	$32,398,446

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended March 31, 2015 and 2014

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net sales	$6,470,286	$6,549,623	$17,860,841	$20,040,219
Cost of sales	5,032,752	4,870,498	12,354,493	15,269,944
Gross profit	1,437,534	1,679,125	5,506,348	4,770,275

Selling, general and administrative expenses	765,900	762,329	1,997,279	2,316,864

Operating income	671,634	916,796	3,509,069	2,453,411

Other income

Interest income	9,362	10,231	26,416	30,646
Other	5,024	49,717	25,618	95,854
Total other income	14,386	59,948	52,034	126,500

Income before income taxes	686,020	976,744	3,561,103	2,579,911

Provision for income taxes	179,651	270,714	924,431	713,822

Net income	$506,369	$706,030	$2,636,672	$1,866,089

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	(259)	(569)	(1,672)	(919)

Total comprehensive income	$506,110	$705,461	$2,635,000	$1,865,170

Net income per share:

Basic	$.22	$.31	$1.16	$.83
Diluted	$.22	$.31	$1.15	$.82

Weighted average number of shares outstanding:
Basic	2,271,105	2,249,175	2,269,157	2,240,834
Diluted	2,297,071	2,294,616	2,286,312	2,285,904

Dividends per share:	$.2500	$.2500	$.7500	$1.7500

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2015 and 2014

	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income	$2,636,672	$1,866,089

Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	(26,835)	(26,242)
Stock-based compensation	42,051	77,721
Depreciation	336,403	333,354
ESOP compensation expense	333,389	427,987
Loss on disposal of assets	233	13
Deferred income tax	63,715	48,130
Changes in assets and liabilities:
(Increase) decrease in trade receivables, net	(984,778)	2,401,748
Decrease (increase) in income tax receivable	774,880	(188,276)
Increase in inventories	(2,172,380)	(567,843)
(Increase) decrease in prepaid expenses and other current assets	(67,950)	86,674
Increase in accounts payable	959,648	32,059
Decrease in accrued salaries, wages and commissions	(104,707)	(17,415)
Decrease in vacation accrual	(48,633)	(1,295)
Decrease in ESOP payable	(73,125)	(204,166)
Decrease in other accrued expenses	(437,007)	(455,801)
(Decrease) increase in payroll & other taxes withheld and accrued	(1,010)	9,087
Increase (decrease) in income taxes payable	26,835	(404,221)
Net cash provided by operating activities	1,257,401	3,417,603

Cash Flows from Investing Activities:
Additions to property, plant & equipment	(162,822)	(659,762)
Proceeds from loan receivable	—	25,194
Purchase of investment securities	(2,599,572)	(2,311,639)
Proceeds from sale/maturity of investment securities	3,262,397	1,535,000
Net cash provided by (used in) investing activities	500,003	(1,411,207)

Cash Flows from Financing Activities:
Dividends on common stock	(1,698,306)	(3,918,205)
Purchase of treasury stock	(320,504)	—
Proceeds from exercise of stock options	115,556	257,465
Excess tax benefits from share-based compensation	26,835	26,242
Net cash used in financing activities	(1,876,419)	(3,634,498)

Decrease in cash and cash equivalents	(119,015)	(1,628,102)
Cash and cash equivalents, beginning of period	9,556,891	9,888,628
Cash and cash equivalents, end of period	9,437,876	8,260,526

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$59,000	$1,257,200

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

The carrying amounts reported in the balance sheet of cash, accounts receivable, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Investment securities at March 31, 2015 and June 30, 2014 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at March 31, 2015 and June 30, 2014 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2015
Certificates of deposit	$3,380,000	$—	$—	$3,380,000
Municipal bonds	870,279	2,152	(6,935)	865,496
Total investment securities	$4,250,279	$2,152	$(6,935)	$4,245,496
June 30, 2014
Certificates of deposit	$4,063,000	$—	$—	$4,063,000
Municipal bonds	850,103	2,857	(5,067)	847,893
Total investment securities	$4,913,103	$2,857	$(5,067)	$4,910,893

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At March 31, 2015, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at March 31, 2015.

Index

As of March 31, 2015 and June 30, 2014, the contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
March 31, 2015
Available-for-sale	$3,755,176	$490,320	$4,245,496

June 30, 2014
Available-for-sale	$4,434,575	$476,318	$4,910,893

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month period ended March 31, 2015 and 2014, was $15,993 and $25,478, respectively, before income taxes. The related total deferred tax benefit was approximately $1,371 and $2,774 for the three-month period ended March 31, 2015 and 2014, respectively. Total stock-based compensation expense recognized in the statements of comprehensive income for the nine-month period ended March 31, 2015 and 2014, was $42,051 and $77,721, respectively, before income taxes. The related total deferred tax benefit was approximately $4,113 and $8,553 for the nine-month period ended March 31, 2015 and 2014, respectively. ASC 718 requires the tax benefits related to stop options exercised resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of March 31, 2015, there was approximately $54,320 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next two years. The total deferred tax benefit related to these awards is approximately $2,282.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares were authorized for issuance under the 2007 Plan, of which 200,100 have been granted and 133,450 are outstanding as of March 31, 2015. While no further grants of options may be made under the 2000 Plan, as of March 31, 2015, 21,230 options remain outstanding, vested and exercisable from the 2000 Plan.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

Index

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the nine months ended March 31, 2015 and 2014.

	March 31, 2015	March 31, 2014
Dividend yield	3.77%	3.67%
Expected stock price volatility	29.11%	25.31%
Risk-free interest rate	0.99%	1.23%
Expected option life (in years)	4.0 yrs	3.8 yrs
Weighted average fair value per share of options granted during the period	$4.296	$3.777

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

The following table summarizes stock option activity during the nine months ended March 31, 2015:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Option	Price	Term	Value
Balance at July 1, 2014	161,555	$22.43	6.02
Granted	10,000	$26.53	9.85
Exercised	(6,900)	$16.75	—
Forfeited or expired	(9,975)	$25.29	—
Outstanding at March 31, 2015	154,680	$22.76	5.68	$1,061,106
Vested or expected to vest at March 31, 2015	149,959	$22.63	5.57	$1,048,589
Exercisable at March 31, 2015	119,430	$21.50	4.75	$969,606

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on March 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2015. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the nine months ended March 31, 2015 and 2014 was $53,242 and $89,288, respectively.

The following table summarizes changes in non-vested stock options during the nine months ended March 31, 2015:

	Weighted Number	Average Grant
	of Shares	Date Fair
	Subject to Option	Value (per Option)
Non-Vested at July 1, 2014	25,975	$3.777
Granted	10,000	$4.296
Vested	—	—
Forfeited or expired	(725)	$3.777
Non-Vested at March 31, 2015	35,250	$3.924

Note 5. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts.  Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2015 and 2014. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards.  The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties.   In accordance with ASC 450 “Contingencies” the Company accrues an amount within the range that appears to be its best estimate of a possible outcome.

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

Note 7. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $124,712 and $144,323 for the three-month periods ended March 31, 2015 and 2014, respectively. ESOP compensation expense was $333,389 and $427,987 for the nine-month periods ended March 31, 2015 and 2014, respectively.

The ESOP shares as of March 31, 2015 and 2014 were as follows:

	March 31, 2015	March 31, 2014
Allocated Shares	441,531	453,026
Committed-to-be-released shares	13,750	14,375
Unreleased shares	83,750	102,291
Total shares held by the ESOP	539,031	569,692
Fair value of unreleased shares	$2,480,675	$2,787,430

During the three and nine months ended March 31, 2015, the Company repurchased 0 and 13,553 shares previously held in the ESOP for $0 and $320,504, respectively. During the three and nine months ended March 31, 2014 the Company did not repurchase any shares previously held by the ESOP.

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

Espey services include design and development to specification, build to print, design services, design studies, environmental testing services, metal fabrication, painting services, and development of automatic testing equipment. Espey is vertically integrated, meaning that the Company produces individual components (including inductors), populates printed circuit boards, fabricates metalwork, paints, wires, qualifies, and fully tests items, mechanically, electrically and environmentally, in house. At times, when it is cost and schedule effective, portions of the manufacturing process are subcontracted.

The Company markets its products primarily through its own direct sales organization and through several outside sales representatives, including foreign representatives to help solicit and coordinate foreign contracts. Business is solicited from large industrial manufacturers and defense companies, the government of the United States and foreign governments. Espey is also on the eligible list of contractors with the United States Department of Defense and generally is automatically solicited by Defense Department procurement agencies for their needs falling within the major classes of products produced by the Company. In addition, the Company directly pursues opportunities from the United States Department of Defense for prime contracts. Espey contracts with the Federal Government under cage code 20950 as Espey Mfg. & Electronics Corp.

There is competition in all classes of products manufactured by the Company from divisions of the largest electronic companies, as well as many small companies. The Company's sales do not represent a significant share of the industry's market for any class of its products. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price, product performance, the experience of the particular company and history of its dealings in such products. Our business is not seasonal. The Company, as well as other companies engaged in supplying equipment for military applications, are exposed to on-going associated risks including, without limitation, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, and the potential of governmental termination of orders for convenience.

The Company’s backlog was approximately $38.4 million at March 31, 2015 and includes $24.4 million from two significant customers compared to $31.9 million at March 31, 2014 which included $23 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded portions of the backlog at March 31, 2015 and 2014 were $2.3 million and zero, respectively, representing firm multi-year orders for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status.

Uncertainty in federal defense spending continues to cause new incidents of competition in the industry. Based upon discussions during contract negotiations with our major customers, we believe that many of our competitors are aggressively investing in upfront product design costs and lowering profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of short term profit. This change in the marketplace has put pressure on the pricing of our current products and will likely result in lower margins on new business and some of our legacy business. In order to compete effectively for new business, in some cases we invest in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we have adjusted our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs. We continue to refine this strategy based upon our discussions with existing and prospective customers.

Index

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

New orders received in the first nine months of fiscal 2015 were approximately $20.5 million, as compared to $10.1 million of new orders received in the first nine months of fiscal 2014. Due to the uncertain timing of receipt of new orders, particularly large orders, period to period comparisons, including short-term fluctuations in backlog, are not necessarily indicative of business trends. We continue to quote a large volume of opportunities and are reviewing our cost components and cost structure to become more cost competitive in an attempt to replace business which had been anticipated but ultimately was either deferred indefinitely or lost.

While the sales backlog gives the Company a solid base of future sales, based upon the composition of the backlog and our anticipated schedule for the fulfillment of orders, management expects net sales in fiscal year 2015 to be less than net sales in fiscal year 2014. It is presently anticipated that a minimum of $7.5 million of orders comprising the March 31, 2015 backlog will be filled during the fiscal year ending June 30, 2015. The minimum of $7.5 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2015. The estimate of the March 31, 2015 backlog to be shipped in fiscal 2015 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $33 million in the aggregate for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured standard and specialized military and industrial power electronics, power supplies, transformers as well as contract manufacturing. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and military procurement generally.

Management continues to evaluate our sales strategy including professional and technical resources necessary to keep pace with the changing market conditions and needs of our customers. The sales organization is focused on our core competencies of designing and delivering to customer specification highly reliable power supplies, power magnetics and power distribution electronics for use in military and severe environment applications. In addition, we intend to design and produce some of our own products when we identify a potential need in the marketplace.

Net sales to two significant customers represented 63.8% of the Company’s total sales for the three-month period ended March 31, 2015 and net sales to three significant customers represented 60.8% of the Company’s total sales for the three-month period ended March 31, 2014. Net sales to three significant customers represented 59.5% of the Company’s total sales for the nine-month period ended March 31, 2015 and net sales to three significant customers represented 59.7% of the Company’s total sales for the nine-month period ended March 31, 2014. High sales concentrations in a small number of customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $250,000 for fiscal 2015, of which $162,822 was expended through March 31, 2015. These expenditures are primarily being made to expand the production capability for transformers. Expectations are that working capital will be adequate to fund orders, regular quarterly dividend payments, and general operations of the business consistent with past practice. There is no guarantee that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during the fiscal year ending June 30, 2015 or any future years.

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

Results of Operations

Net sales for the three months ended March 31, 2015 were $6,470,286 as compared to $6,549,623 for the same period in 2014. Net sales for the nine months ended March 31, 2015 were $17,860,841 as compared to $20,040,219 for the same period in 2014. The slight decrease in net sales for the three months ended March 31, 2015 was primarily related to lower sales from build-to-print shipments offset by an increase in magnetics shipments. The decrease in net sales for the nine months ended March 31, 2015 is primarily due to lower sales from build-to-print and power supply shipments. Specifically, power supply shipments decreased due to the completion of a sizeable spares order on a specific program that was filled primarily during fiscal 2014.

For the three months ended March 31, 2015 and 2014 gross profits were $1,437,534 and $1,679,125, respectively. Gross profit as a percentage of sales was 22.2% and 25.6%, for the three months ended March 31, 2015 and 2014, respectively. For the nine months ended March 31, 2015 and 2014 gross profits were $5,506,348 and $4,770,275, respectively. Gross profit as a percentage of sales was 30.8% and 23.8%, for the nine months ended March 31, 2015 and 2014, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company incurs what it refers to as “loss contracts”, meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. In fiscal year 2015, as compared to fiscal year 2014, there has been a significant reduction in the Company’s incidents of loss contracts. During fiscal year 2014, the Company incurred material contract losses on several programs which were subsequently cancelled during the fiscal year. Accordingly, the decrease in gross profit for the three months ended March 31, 2015 was primarily the result of product mix, specifically, the reduction in build-to-print contract revenue in the current quarter. The decrease, as compared to the prior fiscal year, was mitigated by the minimal amount of loss contracts during fiscal year 2015. Similarly, the increase in gross profit for the nine months ended March 31, 2015 was primarily due to the reduction in the Company’s loss contracts during fiscal year 2015. The reduction in loss contracts impact on gross profit was offset, in part, by decreases caused from product mix, specifically, the reduction in build-to-print contract revenue for the period which typically yields higher profit margins compared to other programs.

Selling, general and administrative expenses were $765,900 and $762,329 for the three months ended March 31, 2015 and March 31, 2014, respectively. Selling, general and administrative expenses were $1,997,279 and $2,316,864 for the nine months ended March 31, 2015 and March 31, 2014, respectively. Expenses for the three months ended March 31, 2015 were consistent, in total, with the same period ended March 31, 2014. While during the quarter ended March 31, 2015 the company incurred one-time costs related to hiring agreements for vacant positions filled, these costs were offset, in part, by a decrease in salary expense due to a reduction in the overall number of employees. The decrease for the nine months ended March 31, 2015 relates primarily to a reduction in salary expense due to reductions in the number of employees offset by the one-time costs incurred related to the hiring agreements discussed above.

Interest and other income for the three months ended March 31, 2015 and 2014 was $14,386 and $59,948, respectively. Interest and other income for the nine months ended March 31, 2015 and 2014 was $52,034 and $126,500, respectively. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

Index

The effective income tax rate at March 31, 2015 and 2014 was 26.0% and 27.7%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended March 31, 2015, was $506,369 or $.22 per share, both basic and diluted, compared to $706,030 or $.31 per share, both basic and diluted, for the three months ended March 31, 2014. Net income for the nine months ended March 31, 2015, was $2,636,672, or $1.16 and $1.15 per share, basic and diluted, respectively, compared to $1,866,089, or $.83 and $.82 per share, basic and diluted, respectively, for the nine months ended March 31, 2014. The increase in net income per share was mainly due to the reduction in loss contracts incurred by the Company, lower selling, general and administrative expenses, offset by lower sales and product mix when compared with the same periods in fiscal 2014.

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

The Company's working capital as of March 31, 2015 and 2014 was approximately $28.1 million and $27.7 million, respectively. During the three and nine months ended March 31, 2015 the Company repurchased 0 and 13,553 shares of its common stock, respectively, from the Company’s Employee Retirement Plan and Trust (“ESOP”) for a purchase price of $0 and $320,504, respectively. During the three and nine months ended March 31, 2014 the Company did not repurchase any shares of its common stock. Under existing authorizations from the Company's Board of Directors, as of March 31, 2015, management is authorized to purchase an additional $1,385,744 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Nine Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$1,257,401	$3,417,603
Net cash provided by (used in) investing activities	500,003	(1,411,207)
Net cash used in financing activities	(1,876,419)	(3,634,498)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provisions for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. Net cash provided by investing activities increased primarily due to a reduction in capital expenditures and the timing of the re-investment of matured securities. Net cash used in financing activities decreased primarily due to the reduction of dividends paid on common stock, related to a special dividend paid in the prior fiscal year, offset in part by the purchase of treasury stock.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2015 and 2014, the Company expended $162,822 and $659,762, respectively, for plant improvements and new equipment. The Company has budgeted approximately $250,000 for new equipment and plant improvements in fiscal 2015. Management anticipates that the funds required will be available from current operations.

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. The Company had no contingent liabilities on outstanding standby letters of credit agreements at each of March 31, 2015 and March 31, 2014.

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

Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold

None

(c)	Securities Repurchased

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
13

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ Patrick Enright Jr.
Patrick Enright Jr.
President and Chief Executive Officer

/s/ David O'Neil
David O'Neil
Treasurer and Principal Financial Officer

May 14, 2015

Date

