Form 10-K
period 2015-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2015-09-24
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2015

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

☐ Yes           ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $38,996,597 based upon the closing sale price of $23.80 on the NYSE MKT on December 31, 2014.

At September 14, 2015, there were 2,363,487 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

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

Espey services include design and development to specification, build to print, design services, design studies, environmental testing services, metal fabrication, painting services, and development of automatic testing equipment. Espey is vertically integrated, meaning that the Company produces individual components (including inductors), populates printed circuit boards, fabricates metalwork, paints, wires, qualifies, and fully tests items, mechanically, electrically and environmentally, in house. Portions of the manufacturing and testing process are subcontracted to vendors from time to time.

In fiscal years ended June 30, 2015 and 2014, the Company's total sales were $26,831,705 and $27,136,919, respectively. Sales to three domestic customers accounted for 36%, 15% and 10% of total sales in 2015. Sales to two domestic customers and one foreign customer (based in the United Kingdom) accounted for 31%, 16% and 12% of total sales in 2014. A loss of a significant customer would negatively impact the financial performance of the Company.

Export sales in 2015 and 2014 were approximately $2,384,000 and $3,030,000, respectively. This decrease is primarily due to the reduction in transmitter component and power supply shipments to specific customers.

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

Sales Backlog

The total backlog at June 30, 2015 was approximately $36.4 million compared to approximately $35.7 million at June 30, 2014. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The backlog was fully funded at June 30, 2015 while the funded portion of the backlog at June 30, 2014 was approximately $33.4 million. Funded backlog means items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at June 30, 2014 was approximately $2.3 million and represented firm multi-year orders for which funding was appropriated by Congress or funded by our customer in fiscal 2015. While there is no guarantee that future budgets and appropriations would provide funding for a given program, management includes in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The Company's backlog and risks associated with government contracts is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

It is presently anticipated that a minimum of $26 million of orders comprising the June 30, 2015 backlog will be filled during the fiscal year ending June 30, 2016. The minimum of $26 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2016. The estimate of the June 30, 2015 backlog to be shipped in fiscal 2016 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

Marketing and Competition

The Company markets its products primarily through its own direct sales organization and through outside sales representatives. Business is solicited from large industrial manufacturers and defense companies, the government of the United States, foreign governments and major foreign electronic equipment companies. In certain countries the Company has external sales representatives to help solicit and coordinate foreign contracts. Espey is also on the eligible list of contractors with the United States Department of Defense and generally is automatically solicited by Defense Department procurement agencies for their needs falling within the major classes of products produced by the Company. In addition, the Company directly pursues opportunities from the United States Department of Defense for prime contracts. Espey contracts with the Federal Government under cage code 20950 as Espey Mfg. & Electronics Corp.

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

Uncertainty in federal defense spending continues to drive competition in the industry. Based upon discussions during contract negotiations with our major customers over the past several years, we believe that many of our competitors have been aggressively investing in upfront product design costs and lowering profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of short term profit. This change in the market place has put pressure on the pricing of our current products and will result in lower margins on new business and some of our legacy business. In order to compete effectively for new business, in some cases we invest in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we have adjusted our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

Research and Development

The Company's expenditures for research and development were approximately $234,812 and $93,588 in fiscal 2015 and 2014, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvements of existing products. A majority of these expenditures relate to research that is required by Espey engineers to support a request for a quotation from a customer having a product-specific custom need usually associated with stringent size and weight requirements.

Employees

The Company had 150 employees as of September 14, 2015. Approximately 40% of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. A new collective bargaining agreement was approved in July 2015. The three-year agreement expires on June 30, 2018. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2015, and the Company believes will not in fiscal year 2016, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE MKT (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2015	High	Low
First Quarter	$25.99	$19.69
Second Quarter	25.00	16.57
Third Quarter	31.50	23.02
Fourth Quarter	29.68	24.28

2014
First Quarter	$28.88	$25.35
Second Quarter	33.89	28.60
Third Quarter	32.64	26.45
Fourth Quarter	28.50	22.44

Holders

The approximate number of holders of record of the common stock was 80 on September 9, 2015 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on common stock of $1.00 per share for the fiscal year ended June 30, 2015 and $2.00 per share for the fiscal year ended June 30, 2014, which included a special dividend of $1.00 per share. The Board of Directors has authorized the payment of a fiscal 2016 first quarter dividend of $.25 payable October 1, 2015 to shareholders of record on September 24, 2015. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during any future years.

During fiscal 2015, the Company sold common stock to certain employees and directors as they exercised existing stock options granted under a shareholder approved plan. During the year, 8,130 shares were sold at prices that ranged from $11.25 a share to $25.18 a share. The securities were sold for cash. Proceeds are used for general working capital purposes.

The Company did not make any open market purchases of equity securities in the fiscal 2015 fourth quarter.

The following table sets forth information as of June 30, 2015 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	187,500	$23.38	192,850
Equity compensation
plans not approved
by security holders	—		—
Total	187,500		192,850

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal year 2016 to be consistent with fiscal year 2015 revenues. Expectations are for product mix and margins to remain favorable for fiscal year 2016. During fiscal 2015 new orders received by the Company were approximately $27.7 million. The total backlog at June 30, 3015 was approximately $36.4 million. It is presently anticipated that a minimum of $26 million of orders comprising the June 30, 2015 backlog will be filled during the fiscal year ending June 30, 2016. The minimum of $26 million does not include any shipments which may be made against orders subsequently received during the fiscal year ending June 30, 2016. See discussions below for further detail on the customer mix included in the backlog.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $44.8 million in the aggregate for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and industrial locomotive power supply procurement generally.

Management continues to evaluate our sales strategy including the professional and technical resources necessary to keep pace with the changing market conditions and needs of our customers. The Company has added to and re-aligned current sales and engineering resources, in order to focus on penetrating opportunities with new and existing customers. The Company continues quoting current and new customers for programs of varying sizes.

Three significant customers represented 61% and 59% of the Company’s total sales in fiscal 2015 and 2014, respectively. These sales are in connection with multiyear programs in which the Company is a significant subcontractor. The June 30, 2015 backlog of $36.4 million includes orders from two customers that represent 49% and 13% of the total backlog. This high concentration level with two customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. Management continues to evaluate its business development functions and potential revised courses of action in order to diversify its customer base.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $250,000 for fiscal 2016. Expectations are that the working capital will be required to fund orders, dividend payments, and general operations of the business. From time to time, management along with the Mergers and Acquisitions Committee of the Board of Directors examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines. The criteria for consideration are synergies with the Company’s existing product base and accretion to earnings.

Results of Operations

Net sales for fiscal years ended June 30, 2015 and 2014, were $26,831,705 and $27,136,919, respectively, a 1% decrease. The slight decline in sales can be attributed to the contract specific nature of the Company’s business and the timing of deliveries on these contracts. Sales from build-to-print orders and power supply shipments decreased by $1.6 million and $1.0 million, respectively, offset by an increase in magnetic shipments of $2.5 million.

For the fiscal years ended June 30, 2015 and 2014 gross profits were $7,141,573 and $4,531,246, respectively. Gross profit as a percentage of sales increased to 26.6% for fiscal 2015, up from 16.7% in fiscal 2014. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company incurs what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. In fiscal year 2015, as compared to fiscal year 2014, there was a significant reduction in the Company’s incidents of loss contracts of approximately $3.5 million. In addition, the Company agreed to a final contract settlement in December 2014, relating to one of the cancelled programs, resulting in a reduction in cost of sales totaling $560,000. The reduction in loss contracts impact on gross profit was also offset, in part, by decreases caused from product mix, specifically, the reduction in build-to-print contract revenue for the period which typically yields higher profit margins compared to other programs. The losses incurred in fiscal year 2014 were related to several programs which were subsequently cancelled.

Selling, general, and administrative expenses were $2,711,807 for the fiscal year ended June 30, 2015, a decrease of $502,243, or 15.6% as compared to the prior year. The decrease for fiscal 2015 relates primarily to a reduction in salary expense due to reductions in the number of employees primarily in officers (CEO) and program administration.

Employment of full time equivalents at June 30, 2015 was 145 people compared with 150 people at June 30, 2014. The Company will continue to evaluate selling, general and administrative employment levels based on projected revenues.

Other income for the fiscal years ended June 30, 2015 and 2014 was $68,050 and $148,753, respectively. The decrease is primarily due to a decrease in income from scrap sales. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

The effective income tax rate was 29.2% in fiscal 2015 and 20.3% in fiscal 2014. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the dividends paid on allocated ESOP shares. The increase in the effective tax rate for fiscal 2015 is primarily due to the decrease in the benefit received on dividends paid on allocated ESOP shares in the current fiscal year when compared to the prior year.

Net income for fiscal 2015, was $3,183,127 or $1.40 and $1.39 per share, basic and diluted, respectively, compared to net income of $1,167,885 or $.52 and $.51 per share, basic and diluted, respectively, for fiscal 2014. The increase in net income per share was mainly due to the reduction in loss contracts incurred by the Company and lower selling, general and administrative expenses, offset by lower sales and product mix when compared with the same periods in fiscal 2014.

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

The Company's working capital as of June 30, 2015 and 2014 was $28,656,762 and $27,251,483, respectively. During the three and twelve months ended June 30, 2015 the Company repurchased 0 and 13,553 shares of its common stock, respectively, from the Company’s Employee Retirement Plan and Trust (“ESOP”) for a purchase price of $0 and $320,504, respectively. During the three and twelve months ended June 30, 2014 the Company did not repurchase any shares of its common stock. Under existing authorizations from the Company's Board of Directors, as of June 30, 2015, management is authorized to purchase an additional $1,385,744 of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

	2015	2014
Net cash provided by operating activities	$671,742	$5,387,543
Net cash provided by (used in) investing activities	481,270	(1,705,547)
Net cash used in financing activities	(1,850,498)	(4,013,733)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory and payments of accounts payable. The decrease in fiscal 2015 primarily relates to an increase in trade receivables and inventory due to the timing of shipments and the receipt of new orders which were being produced. Net cash provided by investing activities increased in fiscal 2015 primarily due to a reduction in capital expenditures and the timing and amount of the re-investment of matured securities. Net cash used in financing activities decreased primarily due to the reduction of dividends paid on common stock, related to a special dividend paid in the prior fiscal year and the fourth quarter dividend declared in fiscal 2015 but paid in the first quarter of fiscal 2016, offset in part by the purchase of treasury stock.

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

During fiscal years 2015 and 2014, the Company expended $266,029 and $709,972, respectively, for plant improvements and new equipment. The Company has budgeted approximately $250,000 for new equipment and plant improvements in fiscal 2016. Management anticipates that the funds required will be available from current operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Espey Mfg. & Electronics Corp.

We have audited the accompanying balance sheet of Espey Mfg. & Electronics Corp. as of June 30, 2015, and the related statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ FreedMaxick CPAs, P.C.

FreedMaxick CPAs, P.C.

Rochester, New York

September 24, 2015

To the Board of Directors and

Stockholders of Espey Mfg. & Electronics Corp.

We have audited the accompanying balance sheet of Espey Mfg. & Electronics Corp. as of June 30, 2014, and the related statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. Espey Mfg. & Electronics Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Espey Mfg. & Electronics Corp. for the year then ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

September 17, 2014

Espey Mfg. & Electronics Corp.

Balance Sheets

June 30, 2015 and 2014

	2015	2014
ASSETS
Cash and cash equivalents	$8,859,405	$9,556,891
Investment securities	4,159,057	4,910,893
Trade accounts receivable, net	6,694,401	3,194,678
Income tax receivable	—	943,234

Inventories:
Raw materials	1,481,792	1,616,990
Work-in-process	561,682	792,618
Costs related to contracts in process, net of progress
payments of $19,626 and $142,616 as of June 30, 2015
and 2014, respectively	9,542,423	8,201,642
Total inventories	11,585,897	10,611,250

Deferred tax asset	334,681	324,823
Prepaid expenses and other current assets	211,940	177,776
Total current assets	31,845,381	29,719,545

Property, plant and equipment, net	2,498,863	2,678,901
Total assets	$34,344,244	$32,398,446

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$976,112	$727,281
Accrued expenses:
Salaries and wages	332,387	413,989
Vacation	690,833	693,286
Dividends payable	590,672	—
Other	548,817	579,953
Payroll and other taxes withheld and accrued	47,082	53,553
Income taxes payable	2,716	—
Total current liabilities	3,188,619	2,468,062

Deferred tax liability	224,751	283,439
Total liabilities	3,413,370	2,751,501

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares as
of June 30, 2015 and 2014. Outstanding 2,362,687 and
2,368,110 as of June 30, 2015 and 2014, respectively
(includes 79,167 and 97,500 Unearned ESOP Shares,
respectively)	1,009,958	1,009,958
Capital in excess of par value	16,785,604	16,429,220
Accumulated other comprehensive (loss) income	(4,386)	(1,437)
Retained earnings	21,865,951	20,946,940
	39,657,127	38,384,681

Less: Unearned ESOP shares	(1,143,957)	(1,408,872)
Cost of 667,187 and 661,764 shares of common stock
in treasury as of June 30, 2015 and 2014, respectively	(7,582,296)	(7,328,864)
Total stockholders' equity	30,930,874	29,646,945

Total liabilities and stockholders' equity	$34,344,244	$32,398,446

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Comprehensive Income

Years ended June 30, 2015 and 2014

	2015	2014

Net sales	$26,831,705	$27,136,919
Cost of sales	19,690,132	22,605,673
Gross profit	7,141,573	4,531,246

Selling, general and administrative expenses	2,711,807	3,214,050
Operating income	4,429,766	1,317,196

Other income
Interest income	36,424	40,612
Other	31,626	108,141
Total other income	68,050	148,753

Income before income taxes	4,497,816	1,465,949

Provision for income taxes	1,314,689	298,064

Net income	$3,183,127	$1,167,885

Other comprehensive income, net of tax:
Unrealized loss on investment securities	(2,949)	(1,849)

Total comprehensive income	$3,180,178	$1,166,036

Net income per share:
Basic	$1.40	$0.52
Diluted	$1.39	$0.51

Weighted average number of shares outstanding:
Basic	2,271,426	2,245,222
Diluted	2,290,542	2,285,535

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2015 and 2014

				Accumulated
			Capital in	Other
	Outstanding Common		Excess of	Comprehensive	Retained
	Shares	Amount	Par Value	Income (Loss)	Earnings
Balance as of June 30, 2013	2,344,690	$1,009,958	$15,780,009	$412	$24,260,121
Comprehensive income:
Net income					1,167,885
Other comprehensive loss,
net of tax of $(995)				(1,849)
Total comprehensive income
Stock options exercised	23,420		247,876
Stock option expense			99,050
Dividends paid on common stock
$2.00 per share					(4,481,066)
Tax effect of stock options exercised			26,242
Reduction of unearned ESOP shares			276,043
Balance as of June 30, 2014	2,368,110	$1,009,958	$16,429,220	$(1,437)	$20,946,940
Comprehensive income:
Net income					3,183,127
Other comprehensive loss,
net of tax of $(1,588)				(2,949)
Total comprehensive income
Stock options exercised	8,130		74,405
Stock option expense			62,416
Dividends paid on common stock
$1.00 per share					(2,288,978)
Tax effect of stock options exercised			26,835
Tax effect of dividends on
unallocated ESOP shares					24,862
Purchase of treasury stock	(13,553)
Reduction of unearned ESOP shares			192,728
Balance as of June 30, 2015	2,362,687	$1,009,958	$16,785,604	$(4,386)	$21,865,951

(Continued)

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2015 and 2014

			Unearned	Total
	Treasury Stock		ESOP	Stockholders
	Shares	Amount	Shares	Equity
Balance as of June 30, 2013	685,184	$(7,522,079)	$(1,685,827)	$31,842,594
Comprehensive income:
Net income				1,167,885
Other comprehensive loss,
net of tax of $(995)				(1,849)
Total comprehensive income				1,166,036
Stock options exercised	(23,420)	193,215		441,091
Stock option expense				99,050
Dividends paid on common stock
$2.00 per share				(4,481,066)
Tax effect of stock options exercised				26,242
Reduction of unearned ESOP shares			276,955	552,998
Balance as of June 30, 2014	661,764	$(7,328,864)	$(1,408,872)	$29,646,945
Comprehensive income:
Net income				3,183,127
Other comprehensive loss,
net of tax of $(1,588)				(2,949)
Total comprehensive income				3,180,178
Stock options exercised	(8,130)	67,072		141,477
Stock option expense				62,416
Dividends paid on common stock
$1.00 per share				(2,288,978)
Tax effect of stock options exercised				26,835
Tax effect of dividends on
unallocated ESOP shares				24,862
Purchase of treasury stock	13,553	(320,504)		(320,504)
Reduction of unearned ESOP shares			264,915	457,643
Balance as of June 30, 2015	667,187	$(7,582,296)	$(1,143,957)	$30,930,874

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2015 and 2014

	2015	2014
Cash Flows from Operating Activities:
Net income	$3,183,127	$1,167,885
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from share-based compensation	(26,835)	(26,242)
Tax effect of dividends on unallocated ESOP shares	24,862	—
Stock-based compensation	62,416	99,050
Depreciation	445,687	452,390
ESOP compensation expense	457,643	552,998
Loss on disposal of assets	380	13
Deferred income tax (benefit) expense	(66,958)	183,319
Changes in assets and liabilities:
(Increase) decrease in trade receivables, net	(3,499,723)	4,009,548
Decrease (increase) in income tax receivable	943,234	(943,234)
(Increase) decrease in inventories, net	(974,647)	762,520
(Increase) decrease in prepaid expenses and other current assets	(34,164)	137,960
Increase (decrease) in accounts payable	248,831	(545,861)
(Decrease) increase in accrued salaries, wages and commissions	(81,602)	43,435
Decrease in vacation accrual	(2,453)	(54,754)
Decrease in other accrued expenses	(31,136)	(49,925)
(Decrease) increase in payroll and other taxes withheld and accrued	(6,471)	2,662
Increase (decrease) in income taxes payable	29,551	(404,221)
Net cash provided by operating activities	$671,742	$5,387,543

(Continued)

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2015 and 2014

	2015	2014
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(266,029)	(709,972)
Proceeds from loan receivable	—	25,194
Purchase of investment securities	(3,921,537)	(3,456,934)
Proceeds from sale/maturity of investment securities	4,668,836	2,436,165
Net cash provided by (used in) investing activities	481,270	(1,705,547)
Cash Flows from Financing Activities:
Dividends on common stock	(1,698,306)	(4,481,066)
Purchase of treasury stock	(320,504)	—
Proceeds from exercise of stock options	141,477	441,091
Excess tax benefits from share-based compensation	26,835	26,242
Net cash used in financing activities	(1,850,498)	(4,013,733)
Decrease in cash and cash equivalents	(697,486)	(331,737)
Cash and cash equivalents, beginning of the year	9,556,891	9,888,628
Cash and cash equivalents, end of the year	$8,859,405	$9,556,891
Supplemental Schedule of Cash Flow Information:
Income taxes paid	$384,000	$1,462,200
Supplemental Schedule of Non-cash Financing Activities:
Accrual of dividends	$590,672	$—

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 1. Nature of operations

Espey Mfg. & Electronics Corp. (the Company) is a manufacturer of electronic equipment used primarily in military and industrial applications. The principal markets for the Company's products are companies that provide electronic support to both military and industrial applications across the United States and at some international locations.

Note 2. Summary of Significant Accounting Policies

Inventory Valuation, Cost Estimation and Revenue Recognition

Raw materials are valued at the lower of weighted average cost or market.

Inventoried work relating to contracts in process and work in process is valued at actual production cost, including factory overhead incurred to date. Work in process represents spare units; parts and other inventory items acquired or produced to service units previously sold or to meet anticipated future orders. The cost elements of contracts in process and work in process consist of production costs of goods and services currently in process and overhead. Provision for losses on contracts is made when the existence of such losses becomes probable and estimable. The provision for losses on contracts is included in other accrued expenses on the Company’s balance sheet. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months.

Revenue is recognized on contracts in the period in which the units are delivered and billed (units-of-delivery method). A significant portion of our business is comprised of development and production contracts. Generally, revenues on long-term fixed-price contracts are recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion.

Percentage of completion accounting requires judgment relative to expected sales, estimating costs and making assumptions related to technical issues and delivery schedules. Contract costs include material, subcontract costs, labor, and an allocation of overhead costs. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of expected sales and contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation process. When a change in expected sales value or estimated cost is determined, changes are reflected in current period earnings.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and money market funds. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

Investment Securities

The Company accounts for its investments in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.” Investment securities at June 30, 2015 and June 30, 2014 consist of certificates of deposit and municipal bonds. The Company classifies investment securities as available-for-sale. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Realized gains and losses for securities classified as available-for-sale are included in earnings and are determined using the specific identification method. Interest income is recognized when earned. Fair values are based on quoted market prices available as of the balance sheet date, and are therefore considered a Level 1 valuation.

Fair Value of Financial Instruments

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2015 and 2014 because of the immediate or short-term maturity of these financial instruments.

Accounts receivable and allowance for doubtful accounts

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances. An account is generally considered past due after thirty (30) days from the invoice date. Interest is not charged on past due balances. Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2015 and 2014. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income for fiscal years ended June 30, 2015 and 2014 consists of unrealized holding gains and losses on available-for-sale securities.

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

Recently Issued Accounting Standards

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory measured using any method other than last-in, first out or the retail inventory method to be subsequently measured at the lower of cost and net realizable value, rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose, and transport such inventory. ASU No. 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU No. 2015-11 is required to be applied prospectively and early adoption is permitted. The Company’s adoption of ASU No. 2015-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates the concept of an extraordinary item from U.S. generally accepted accounting principles ("GAAP"). As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company’s adoption of ASU No. 2015-01 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU Update No. 2014-09, “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods therein. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2019.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets in fiscal 2015 and 2014. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

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

Note 3. Investments

Investment securities at June 30, 2015 and June 30, 2014 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at June 30, 2015 and June 30, 2014 are as follows:

	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2015
Certificates of deposit	$3,272,000	$—	$—	$3,272,000
Municipal bonds	893,804	1,288	(8,035)	887,057
2015 Total investment securities	$4,165,804	$1,288	$(8,035)	$4,159,057

2014
Certificates of deposit	$4,063,000	$—	$—	$4,063,000
Municipal bonds	850,103	2,857	(5,067)	847,893
2014 Total investment securities	$4,913,103	$2,857	$(5,067)	$4,910,893

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At June 30, 2015, the Company did not have any investments in individual securities that have been in a continuous loss position to be temporary for more than 12 months. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at June 30, 2015.

As of June 30, 2015 and June 30, 2014, the contractual maturities of available-for-sale securities were as follows:

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 3. Investments, Continued

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total

2015
Available-for-sale	$3,522,728	$636,329	$4,159,057
2014
Available-for-sale	$4,434,575	$476,318	$4,910,893

Note 4. Contracts in Process

Contracts in process at June 30, 2015 and 2014 are as follows:

	2015	2014
Gross contract value	$36,424,194	$35,663,830
Costs related to contracts in process, net of progress payments
of $19,626 in fiscal 2015 and $142,616 in fiscal 2014	9,542,423	8,201,642

Included in costs relating to contracts in process at June 30, 2015 and 2014 are costs of $3,515,008 and $4,391,834, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statement of comprehensive income until the units under contract are shipped.

Note 5. Property, Plant and Equipment

A summary of the original cost of property, plant and equipment at June 30, 2015 and 2014 is as follows:

	2015	2014
Land	$45,000	$45,000
Building and improvements	4,252,354	4,256,890
Machinery and equipment	8,506,662	8,340,897
Furniture and fixtures	160,867	160,867
	12,964,883	12,803,654
Accumulated depreciation	(10,466,020)	(10,124,753)
Property, plant and equipment, net	$2,498,863	$2,678,901

Depreciation expense was $445,687 and $452,390, during the years ended June 30, 2015 and 2014, respectively.

Note 6. Pension Expense

Under terms of a negotiated union contract which expires on June 30, 2018, the Company is obligated to make contributions to a union-sponsored International Brotherhood of Electrical Workers Local 1799 defined benefit pension plan (Plan identifying number is 14-6065199) covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $89,198 in fiscal 2015 and $96,776 in fiscal 2014. These contributions represent more than five percent of the total plan contributions. For the years beginning January 1, 2014 and 2015, the Plan was in the “green zone” which means it is neither endangered nor critical status. A Funding Improvement Plan, entered into by the Plan Trustees in fiscal 2013, when the plan was in “critical status,” calls for an increase in contributions starting January 1, 2016 of $0.04 per hour for each year for five years thereafter. This increase is not expected to have a material impact on the Company’s financial statements.

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $37,703 and $47,847, for fiscal years 2015 and 2014, respectively.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 7. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2015 and 2014 is as follows:

	2015	2014
Current tax expense - federal	$1,402,033	$113,245
Current tax (benefit) expense - state	(20,386)	1,500
Deferred tax (benefit) expense	(66,958)	183,319
Provision for income taxes	$1,314,689	$298,064

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

The combined U.S. federal and state effective income tax rates of 29.2% and 20.3%, for 2015 and 2014 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2015	2014
U.S. federal statutory income tax rate	34.0%	34.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	0.1	0.8
ESOP cost versus Fair Market Value	1.5	6.4
Dividend on allocated ESOP shares	(6.7)	(20.4)
Qualified production activities	(2.7)	(0.8)
Stock-based compensation	(0.3)	0.1
Other	3.3	0.2
Effective tax rate	29.2%	20.3%

For the years ended June 30, 2015 and 2014 deferred income tax benefit of $66,958 and deferred income tax expense of $183,319, respectively, result from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2015 and 2014 are presented as follows:

	2015	2014
Deferred tax assets:
Accrued expenses	$295,673	$266,255
ESOP	102,355	116,981
Stock-based compensation	23,602	23,854
Inventory - effect on uniform capitalization	12,407	32,749
Unrealized loss on investment securities	2,361	773
Other	638	1,191
Total deferred tax assets	$437,036	$441,803

Deferred tax liability:
Property, plant and equipment - principally due
to differences in depreciation methods	327,106	400,419
Total deferred tax liability	327,106	400,419
Net deferred tax asset	$109,930	$41,384

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

As the result of the implementation of the FASB interpretation ASC 740-10, Accounting for Uncertainty in Income Taxes – An Interpretation of ASC 740, the Company recognized no material adjustments to unrecognized tax benefits. As of June 30, 2015 and 2014, the Company has no unrecognized tax benefits.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 7. Provision for Income Taxes, Continued

The Company recognizes interest and penalties related to uncertain tax positions, if any, in general and administrative expense. As of June 30, 2015, the Company has not recorded any provision for accrued interest and penalties related to uncertain tax positions.

By federal tax statute, tax years ended June 30, 2015, 2014, 2013, and 2012 remain open to examination by the IRS. By New York state tax law, tax years ended June 30, 2015 and 2014 remain open to examination.

Note 8. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to three domestic customers accounted for approximately 61% total sales in fiscal 2015. Sales to two domestic customers and one foreign customer (based in United Kingdom) accounted for approximately 47% and 12%, respectively of total sales in fiscal 2014.

Export sales in fiscal 2015 and fiscal 2014 were approximately $2,384,000 and $3,030,000, respectively.

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

Note 10. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $457,643 and $552,998 for the years ended June 30, 2015 and 2014, respectively. The ESOP shares as of June 30, 2015 and 2014 were as follows:

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 10. Employee Stock Ownership Plan, Continued

	2015	2014
Allocated shares	459,864	472,192
Unreleased shares	79,167	97,500
Total shares held by the ESOP	539,031	569,692
Fair value of unreleased shares	$2,058,342	$2,449,200

During the twelve months ended June 30, 2015, the Company repurchased 13,553 shares previously held in the ESOP for $320,504. During the twelve months ended June 30, 2014 the Company did not repurchase any shares previously held by the ESOP.

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

Total stock-based compensation expense recognized in the statement of comprehensive income for the fiscal years ended June 30, 2015 and 2014, was $62,416 and $99,050, respectively, before income taxes. The related total deferred tax benefit was approximately $5,779 and $10,862, for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of June 30, 2015, there was approximately $172,654 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next two years. The total deferred tax benefit related to these awards is approximately $14,736.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 234,150 have been granted and 167,000 are outstanding as of June 30, 2015. While no further grants of options may be made under the 2000 Plan, as of June 30, 2015, 20,500 options remain outstanding, vested, and exercisable from the 2000 Plan.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life, and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the year ended June 30, 2015 and 2014.

	2015	2014
Dividend yield	3.85%	3.67%
Expected stock price volatility	31.27%	25.31%
Risk-free interest rate	1.34%	1.23%
Expected option life (in years)	4.1 yrs	3.8 yrs
Weighted average fair value per share
of options granted during the period	$4.616	$3.777

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

The following table summarizes stock option activity during the twelve months ended June 30, 2015:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2014	161,555	$22.43	6.02
Granted	44,050	$26.19	9.88
Exercised	(8,130)	$17.40	—
Forfeited or expired	(9,975)	$25.29	—
Outstanding at June 30, 2015	187,500	$23.38	6.26	$531,211
Vested or expected to vest at June 30, 2015	178,177	$23.21	6.10	$531,211
Exercisable at June 30, 2015	118,200	$21.51	4.51	$531,211

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on June 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2015. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the twelve months ended June 30, 2015 and 2014 was $53,936 and $155,671, respectively.

The following table summarizes changes in non-vested stock options during the twelve months ended June 30, 2015:

	Weighted
	Number of	Average
	Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-Vested at July 1, 2014	25,975	$3.777
Granted	44,050	4.616
Vested	—	—
Forfeited or expired	(725)	3.777
Non-Vested at June 30, 2015	69,300	$4.310

Note 12. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in note 8, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 60% represented by three customers at June 30, 2015 and 61% represented by three customers at June 30, 2014.

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

Note 14. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2015 and 2014. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

Note 15. Stockholders' Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2015:

Stock options outstanding	187,500
Stock options available for issuance	192,850
Number of common shares reserved	380,350

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the years ended June 30:

	2015	2014
Numerator:
Net Income	$3,183,127	$1,167,885
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	2,368,110	2,344,690
Unearned ESOP shares	(97,500)	(116,666)
Weighted average common shares issued during the period	3,364	9,991
Weighted average common shares purchased during the period	(9,442)	—
Weighted average ESOP shares earned during the period	6,894	7,207
Denominator for basic earnings per common shares –
Weighted average common shares	2,271,426	2,245,222
Diluted EPS:
Common shares outstanding, beginning of period	2,368,110	2,344,690
Unearned ESOP shares	(97,500)	(116,666)
Weighted average common shares issued during the period	3,364	9,991
Weighted average common shares purchased during the period	(9,442)	—
Weighted average ESOP shares earned during the period	6,894	7,207
Weighted average dilutive effect of stock options	19,116	40,313
Denominator for diluted earnings per common shares –
Weighted average common shares	2,290,542	2,285,535

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 15. Stockholders' Equity, Continued

Not included in this computation of earnings per share for the year ended June 30, 2015 and 2014 were options to purchase 25,250 and 25,975 shares, respectively, of the Company’s common stock. These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.

The Company paid cash dividends on common stock of $1.00 per share for the fiscal year ended June 30, 2015 (of which $0.25 per share was accrued at June 30, 2015) and $2.00 per share for the fiscal year ended June 30, 2014, which included a special dividend of $1.00 per share. Subsequent to June 30, 2015, the Board of Directors has authorized the payment of a fiscal 2016 first quarter dividend of $.25 payable October 1, 2015 to shareholders of record on September 24, 2015. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during any future years.

Note 16. Line of Credit

At June 30, 2015, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest payments equal to the LIBOR Daily Floating Rate plus 2.00%. Any borrowing under the line of credit will be collateralized by accounts receivable. The line will be reviewed annually for renewal. All outstanding balances are payable no later than the expiration date of the agreement, unless other terms are agreed to by the lender.

Note 17. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter
Net sales	$5,693,472	$5,697,083	$6,470,286	$8,970,864
Gross profit	1,810,079	2,258,735	1,437,534	1,635,225
Net income	911,221	1,219,082	506,369	546,455
Net income per share -
Basic	0.40	0.54	0.22	0.24
Diluted	0.40	0.54	0.22	0.23
2014
Net sales	$6,920,955	$6,569,641	$6,549,623	$7,096,700
Gross profit (loss)	2,195,136	896,014	1,679,125	(239,029)
Net income (loss)	1,048,907	111,152	706,030	(698,204)
Net income (loss) per share -
Basic	0.47	0.05	0.31	(0.31)
Diluted	0.46	0.05	0.31	(0.31)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on December 4, 2015) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, Signatures
3.1	Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10-K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8-K dated February 26, 2009)
4.1	Second Amended and Restated Rights Agreement, dated December 18, 2009, between Espey Mfg. & Electronics Corp. and Registrar and Transfer Company (incorporated by reference to Exhibit 4.01 to Espey’s Report on Form 8-K dated December 18, 2009)
4.2	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)
10.1	2000 Stock Option Plan (incorporated by reference to Espey's Definitive Proxy Statement dated December 6, 1999 for the January 4, 2000 Annual Meeting)
10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)
10.5	Retired Director Compensation Program and Mandatory Retirement Agreement (incorporated by reference to Exhibit 10.5 to Espey's Report on Form 10-Q dated May 12, 2011)
10.6	Retired Director Compensation Program and Mandatory Retirement Agreement – Paul Corr (incorporated by reference to Exhibit 10.6 to Espey's Report on Form 10-Q dated May 12, 2011)
10.7	Retired Director Compensation Program and Mandatory Retirement Agreement – Carl Helmetag (incorporated by reference to Exhibit 10.7 to Espey's Report on Form 10-Q dated May 12, 2011)
10.8	Retired Director Compensation Program and Mandatory Retirement Agreement – Barry Pinsley (incorporated by reference to Exhibit 10.8 to Espey's Report on Form 10-Q dated May 12, 2011)
10.9	Retired Director Compensation Program and Mandatory Retirement Agreement – Howard Pinsley (incorporated by reference to Exhibit 10.9 to Espey's Report on Form 10-Q dated May 12, 2011)
10.10	Retired Director Compensation Program and Mandatory Retirement Agreement – Alvin Sabo (incorporated by reference to Exhibit 10.10 to Espey's Report on Form 10-Q dated May 12, 2011)
10.11	Retired Director Compensation Program and Mandatory Retirement Agreement – Michael Wool (incorporated by reference to Exhibit 10.11 to Espey's Report on Form 10-Q dated May 12, 2011)
10.12	Executive Employment Agreement with Mark St. Pierre (incorporated by reference to Exhibit 10.12 on Espey’s Report on Form 8-K dated March 4, 2014)
10.13	Executive Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.13 on Espey’s Report on Form 8-K dated March 4, 2014)
10.14	Executive Employment Agreement with Peggy Murphy (incorporated by reference to Exhibit 10.14 on Espey’s Report on Form 8-K dated March 4, 2014)
10.15	Executive Employment Agreement with Patrick Enright, Jr. (incorporated by reference to Exhibit 10.15 on Espey’s Report on Form 8-K dated January 20, 2015)
11.1	Statement re: Computation of Per Share Net income (filed herewith)
14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)

23.1	Consent of FreedMaxick CPAs, P.C. (filed herewith)
23.2	Consent of EFP Rotenberg, LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

S I G N A T U R E S

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/Patrick Enright Jr.
Patrick Enright Jr.
President and Chief Executive Officer

/s/ David O’Neil	Treasurer and Principal Financial Officer
David O'Neil	September 24, 2015

/s/Katrina Sparano	Assistant Treasurer
Katrina Sparano	September 24, 2015

/s/Howard Pinsley	Chairman of the Board
Howard Pinsley	September 24, 2015

/s/Barry Pinsley	Director
Barry Pinsley	September 24, 2015

/s/Michael W. Wool	Director
Michael W. Wool	September 24, 2015

/s/Paul J. Corr	Director
Paul J. Corr	September 24, 2015

/s/Alvin O. Sabo	Director
Alvin O. Sabo	September 24, 2015

/s/Carl Helmetag	Director
Carl Helmetag	September 24, 2015