Form 10-Q
period 2015-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2015-11-12
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

☐ Large accelerated filer ☐ Accelerated file	☐ Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company.

☐ Yes          ☒ No

At November 11, 2015, there were 2,349,184 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

September 30, 2015 (Unaudited) and June 30, 2015

	September 30, 2015	June 30, 2015
ASSETS:
Cash and cash equivalents	$10,427,547	$8,859,405
Investment securities	4,995,156	4,159,057
Trade accounts receivable, net of allowance of $3,000	4,119,344	6,694,401
Inventories:
Raw materials	1,508,670	1,481,792
Work-in-process	667,630	561,682
Costs relating to contracts in process, net of advance
payments of $7,596 at September 30, 2015 and
$19,626 at June 30, 2015	10,277,106	9,542,423
Total inventories	12,453,406	11,585,897
Deferred income taxes	296,433	334,681
Prepaid expenses and other current assets	251,666	211,940
Total current assets	32,543,552	31,845,381

Property, plant and equipment, net	2,394,407	2,498,863
Total assets	$34,937,959	$34,344,244

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$1,073,455	$976,112
Accrued expenses:
Salaries and wages	287,199	332,387
Vacation	651,903	690,833
ESOP payable	93,302	—
Dividend payable	590,872	590,672
Other	402,665	548,817
Payroll and other taxes withheld and accrued	48,349	47,082
Income taxes payable	288,402	2,716
Total current liabilities	3,436,147	3,188,619
Deferred tax liability	202,334	224,751
Total liabilities	3,638,481	3,413,370
Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; Issued 3,029,874 shares
as of September 30, 2015 and June 30, 2015. Outstanding
2,363,487 as of September 30, 2015 and 2,362,687 as of
June 30, 2015 (includes 74,792 and 79,167 Unearned ESOP
shares, respectively)	1,009,958	1,009,958
Capital in excess of par value	16,838,379	16,785,604
Accumulated other comprehensive loss	(2,607)	(4,386)
Retained earnings	22,173,401	21,865,951
	40,019,131	39,657,127
Less: Unearned ESOP shares	(1,143,957)	(1,143,957)
Treasury Shares, cost of 666,387 and 667,187 shares on
September 30, 2015 and June 30, 2015, respectively	(7,575,696)	(7,582,296)
Total stockholders’ equity	31,299,478	30,930,874
Total liabilities and stockholders' equity	$34,937,959	$34,344,244

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2015 and 2014

	September 30, 2015	September 30, 2014

Net sales	$6,279,436	$5,693,472
Cost of sales	4,311,116	3,883,393
Gross profit	1,968,320	1,810,079

Selling, general and administrative expenses	749,650	598,202
Operating income	1,218,670	1,211,877

Other income
Interest income	7,453	7,993
Other	17,988	9,657
Total other income	25,441	17,650

Income before income taxes	1,244,111	1,229,527

Provision for income taxes	365,581	318,306

Net income	$878,530	$911,221

Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities	1,779	(320)

Total comprehensive income	$880,309	$910,901

Net income per share:
Basic	$0.38	$0.40
Diluted	$0.38	$0.40

Weighted average number of shares outstanding:
Basic	2,284,124	2,270,949
Diluted	2,303,805	2,277,754

Dividends per share:	$0.25	$0.25

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2015 and 2014

	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net income	$878,530	$911,221

Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	(15,021)	(23,074)
Stock-based compensation	30,466	13,029
Depreciation	110,199	115,911
ESOP compensation expense	113,094	111,191
Loss on disposal of assets	8	129
Deferred income tax expense	16,789	20,354
Changes in assets and liabilities:
Decrease (increase) in trade receivable, net	2,575,057	(838,678)
Decrease income tax receivable	—	274,879
Increase in inventories, net	(867,509)	(14,659)
Increase in prepaid expenses and other current assets	(39,726)	(21,748)
Increase in accounts payable	97,343	742,429
Decrease in accrued salaries and wages	(45,188)	(15,486)
Decrease in vacation accrual	(38,930)	(153,112)
Decrease in ESOP payable	(19,792)	(24,375)
Decrease in other accrued expenses	(146,152)	(425,947)
Increase (decrease) in payroll and other taxes
withheld and accrued	1,267	(6,544)
Increase in income taxes payable	300,707	23,074
Net cash provided by operating activities	2,951,142	688,594

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(5,751)	(18,588)
Purchase of investment securities	(1,284,178)	(445,493)
Proceeds from sale/maturity of investment securities	448,900	861,371
Net cash (used in) provided by investing activities	(841,029)	397,290

Cash Flows from Financing Activities:
Dividends on common stock	(570,880)	(567,853)
Purchase of treasury stock	—	(234,834)
Proceeds from exercise of stock options	13,888	9,000
Excess tax benefits from share-based compensation	15,021	23,074
Net cash used in financing activities	(541,971)	(770,613)

Increase in cash and cash equivalents	1,568,142	315,271
Cash and cash equivalents, beginning of period	8,859,405	9,556,891
Cash and cash equivalents, end of period	$10,427,547	$9,872,162

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$50,000	$—

Supplemental Schedule of Non-cash Financing Activities:
Accrual of dividends	$590,872	$—

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2015. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

Note 2. Fair Value of Financial Instruments and Investments

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2015 and June 30, 2015 because of the immediate or short-term maturity of these financial instruments.

Investment securities at September 30, 2015 and June 30, 2015 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at September 30, 2015 and June 30, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2015
Certificates of deposit	$4,152,000	$—	$—	$4,152,000
Municipal bonds	847,167	2,047	(6,058)	843,156
Total investment securities	$4,999,167	$2,047	$(6,058)	$4,995,156
June 30, 2015
Certificates of deposit	$3,272,000	$—	$—	$3,272,000
Municipal bonds	893,804	1,288	(8,035)	887,057
Total investment securities	$4,165,804	$1,288	$(8,035)	$4,159,057

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At September 30, 2015, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at September 30, 2015.

Index

As of September 30, 2015 and June 30, 2015, the contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
September 30, 2015
Available-for-sale	$3,806,445	$1,188,711	$4,995,156

June 30, 2015
Available-for-sale	$3,522,728	$636,329	$4,159,057

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended September 30, 2015 and 2014 were $30,466 and $13,029, respectively, before income taxes. The related total deferred tax benefits were approximately $2,676 and $1,371 for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of September 30, 2015, there was approximately $142,187 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years. The total deferred tax benefit related to these awards is approximately $12,061.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 234,150 have been granted and 167,000 are outstanding as of September 30, 2015. While no further grants of options may be made under the 2000 Plan, as of September 30, 2015, 19,700 options remain outstanding, vested and exercisable from the 2000 Plan.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

There were no options awarded for the three months ended September 30, 2015 and 2014.

The Company pays dividends quarterly and declared a first quarter cash dividend of $.25 per share for the three months ended September 30, 2015 and 2014. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during any future years. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

Index

The following table summarizes stock option activity during the three months ended September 30, 2015:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2015	187,500	$23.38	6.26
Granted	—	—	—
Exercised	(800)	$17.36	—
Forfeited or expired	—	—	—
Outstanding at September 30, 2015	186,700	$23.40	6.04	$381,427
Vested or expected to vest at September 30, 2015	180,378	$23.30	5.91	$381,427
Exercisable at September 30, 2015	142,650	$22.54	4.93	$381,427

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on September 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2015. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the three months ended September 30, 2015 and 2014 were $6,512 and $10,249, respectively.

The following table summarizes changes in non-vested stock options during the three months ended September 30, 2015:

	Weighted Number	Average Grant
	of Shares	Date Fair
	Subject to Option	Value (per Option)
Non-vested at July 1, 2015	69,300	$4.310
Granted	—	—
Vested	(25,250)	$3.777
Forfeited or expired	—	—
Non-vested at September 30, 2015	44,050	$4.616

Note 5. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2015 and 2014. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties.

Note 6. Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods therein. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2019.

Index

Note 7. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all non-union employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as unearned ESOP shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $113,094 for the three-month period ended September 30, 2015 and $111,191 for the three-month period ended September 30, 2014. The ESOP shares as of September 30, 2015 and 2014 were as follows:

	September 30, 2015	September 30, 2014
Allocated shares	459,864	445,175
Committed-to-be-released shares	4,375	4,583
Unreleased shares	74,792	92,917

Total shares held by the ESOP	539,031	542,675

Fair value of unreleased shares	$1,836,144	$1,870,419

During the three months ended September 30, 2015, the Company did not repurchase any shares held by the ESOP. During the three months ended September 30, 2014 the Company repurchased 9,909 shares previously held in the ESOP for a purchase price of $234,834.

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

The Company's backlog was approximately $33.6 million at September 30, 2015 which includes $20.5 million from two significant customers compared to $35.1 million at September 30, 2014 which included $24.5 million from two significant customers. Not included in the backlog is a $10.1 million order received from a U.S. Governmental Agency on September 8, 2015. The order amount has been excluded pending a bid protest decision from the U.S. Government Accountability Office which is expected on or before February 1, 2016. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded portions of the backlog at September 30, 2015 and 2014 were $0 and approximately $2.3 million, respectively, representing firm multi-year orders for which funding had not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status.

Index

Management expects revenues in fiscal year 2016 to increase approximately 6% as compared with fiscal year 2015 revenues. Expectations are for product mix and margins to remain favorable for fiscal year 2016. New orders received in the first three months of fiscal 2016 were approximately $3.4 million (excluding the $10.1 million order referred to above), as compared to $5.0 million of new orders received in the first three months of fiscal 2015. It is presently anticipated that a minimum of $21 million of orders comprising the September 30, 2015 backlog will be filled during the fiscal year ending June 30, 2016. The minimum of $21 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2016.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $41.7 million in the aggregate as of November 9, 2015 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and industrial locomotive power supply procurement generally.

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

Net sales to two significant customers represented 60.4% and 58.6% of the Company's total sales for the three-month period ended September 30, 2015 and 2014, respectively. These sales are in connection with multiyear programs in which the Company is a significant subcontractor. This high concentration level with two customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer.

Critical Accounting Policies and Estimates

Management believes our most critical accounting policies include revenue recognition and cost estimation on our contracts.

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

Results of Operations

Net sales increased for the three months ended September 30, 2015 to $6,279,436 as compared to $5,693,472 for the same period in 2014. The increase in net sales is primarily due to increased shipments of power supplies and magnetics based on contract due dates, offset by a decline in build to print sales.

For the three months ended September 30, 2015 and 2014 gross profits were $1,968,320 and $1,810,079, respectively. Gross profit as a percentage of sales was 31.3% and 31.8%, for the three months ended September 30, 2015 and 2014, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company incurs what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage remained consistent in the three months ended September 30, 2015 as compared to September 30, 2014.

Index

Selling, general and administrative expenses were $749,650 for the three months ended September 30, 2015, an increase of $151,448, compared to the three months ended September 30, 2014. The increase for the three months ended September 30, 2015 relates primarily to an increase in compensation and training costs.

Other income for the three months ended September 30, 2015 and 2014 was $25,441 and $17,650, respectively. The increase is primarily due to an increase in scrap metal sales.

The effective income tax rate at September 30, 2015 and 2014 was 29.4% and 25.9%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares. The increase in the effective tax rate for September 30, 2015 is primarily due to a reduced benefit caused by the reduction in dividends paid.

Net income for the three months ended September 30, 2015, was $878,530 or $.38 per share, both basic and diluted, compared to $911,221 or $.40 per share, both basic and diluted, respectively for the three months ended September 30, 2014. The slight decrease in net income per share was mainly due to higher selling, general and administrative expenses offset by higher gross profit due to higher sales.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital and letter of credit needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2015 and 2014.

The Company's working capital as of September 30, 2015 and 2014 was approximately $29.1 million and $27.5 million. During the three-month period ended September 30, 2015 the Company did not repurchase any shares of its common stock. During the three-month period ended September 30, 2014 the Company repurchased 9,909 shares of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $234,834. Under existing authorizations from the Company's Board of Directors, as of September 30, 2015, management is authorized to purchase an additional $1,385,744 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Three Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$2,951,142	$688,594
Net cash (used in) provided by investing activities	(841,029)	397,290
Net cash used in financing activities	(541,971)	(770,613)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provisions for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase primarily relates to the decrease in trade accounts receivable. Net cash used by investing activities increased in the first three months of fiscal 2015 due to an increase in the purchase of investment securities. The decrease in cash used in financing activities is due primarily to a decrease in the purchase of treasury stock.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2015 and 2014, the Company expended $5,751 and $18,588, respectively, for plant improvements and new equipment. The Company has budgeted approximately $250,000 for new equipment and plant improvements in fiscal 2016. Management anticipates that the funds required will be available from current operations.

Management also believes that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company does business. Historically, bad debt expense has been minimal.

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

November 12, 2015

            Date