Form 10-Q
period 2015-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2016-02-11
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

☐ Yes          ☒ No

At February 11, 2016, there were 2,354,184 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2015 (Unaudited) and June 30, 2015

	December 31, 2015	June 30, 2015
ASSETS:
Cash and cash equivalents	$9,547,218	$8,859,405
Investment securities	5,224,370	4,159,057
Trade accounts receivable, net of allowance of $3,000	4,038,389	6,694,401
Income taxes receivable	207,551	—

Inventories:
Raw materials	1,464,486	1,481,792
Work-in-process	620,039	561,682
Costs relating to contracts in process, net of advance
payments of $2,174 at December 31, 2015 and
$19,626 at June 30, 2015	9,622,880	9,542,423
Total inventories	11,707,405	11,585,897
Deferred income taxes	257,274	334,681
Prepaid expenses and other current assets	111,379	211,940
Total current assets	31,093,586	31,845,381
Property, plant and equipment, net	2,363,036	2,498,863
Total assets	$33,456,622	$34,344,244

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$604,418	$976,112
Accrued expenses:
Salaries and wages	242,880	332,387
Vacation	647,525	690,833
ESOP payable	164,800	—
Dividend payable	—	590,672
Other	448,276	548,817
Payroll and other taxes withheld	85,677	47,082
Income taxes payable	—	2,716
Total current liabilities	2,193,576	3,188,619
Deferred tax liability	178,473	224,751
Total liabilities	2,372,049	3,413,370
Commitments and contingencies (see Note 5)
Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; Issued 3,029,874 shares
on December 31, 2015 and June 30, 2015. Outstanding
2,352,184 and 2,362,687 on December 31, 2015 and
June 30, 2015, respectively (includes 70,417 and
79,167 Unearned ESOP shares, respectively)	1,009,958	1,009,958
Capital in excess of par value	16,889,082	16,785,604
Accumulated other comprehensive loss	(3,511)	(4,386)
Retained earnings	22,239,365	21,865,951
	40,134,894	39,657,127
Less: Unearned ESOP shares	(1,143,957)	(1,143,957)
Treasury shares, cost of 677,690 and 667,187 shares on
December 31, 2015 and June 30, 2015, respectively	(7,906,364)	(7,582,296)
Total stockholders’ equity	31,084,573	30,930,874
Total liabilities and stockholders' equity	$33,456,622	$34,344,244

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended December 31, 2015 and 2014

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Net sales	$7,242,020	$5,697,083	$13,521,456	$11,390,555
Cost of sales	5,653,977	3,438,348	9,965,093	7,321,741
Gross profit	1,588,043	2,258,735	3,556,363	4,068,814

Selling, general and administrative expenses	754,958	633,177	1,504,608	1,231,379
Operating income	833,085	1,625,558	2,051,755	2,837,435

Other income
Interest income	10,610	9,061	18,063	17,054
Other	26,563	10,937	44,551	20,594
Total other income	37,173	19,998	62,614	37,648

Income before income taxes	870,258	1,645,556	2,114,369	2,875,083

Provision for income taxes	255,831	426,474	621,412	744,780

Net income	$614,427	$1,219,082	$1,492,957	$2,130,303

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	(905)	(1,093)	874	(1,413)

Total comprehensive income	$613,522	$1,217,989	$1,493,831	$2,128,890

Net income per share:

Basic	$0.27	$0.54	$0.65	$0.94
Diluted	$0.27	$0.54	$0.65	$0.93

Weighted average number of shares outstanding:

Basic	2,276,401	2,265,460	2,280,262	2,268,205
Diluted	2,294,020	2,274,004	2,298,913	2,281,049

Dividends per share:	$0.25	$0.25	$0.50	$0.50

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Cash Flows from Operating Activities:
Net income	$1,492,957	$2,130,303

Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	(15,021)	(26,835)
Stock-based compensation	52,249	26,058
Depreciation	218,021	227,753
ESOP compensation expense	224,175	208,678
Loss on disposal of assets	147	233
Deferred income tax expense	31,600	40,707
Changes in assets and liabilities:
Decrease (increase) in trade receivable, net	2,656,012	(192,316)
(Increase) decrease in income taxes receivable	(207,551)	677,238
Increase in inventories, net	(121,508)	(912,542)
Decrease in prepaid expenses and other current assets	100,561	115,436
(Decrease) increase in accounts payable	(371,694)	150,252
Decrease in accrued salaries and wages	(89,507)	(240,224)
Decrease in vacation accrual	(43,308)	(160,543)
Decrease in ESOP payable	(59,375)	(48,750)
Decrease in other accrued expenses	(100,541)	(380,033)
Increase (decrease) in payroll and other taxes withheld	38,595	(5,829)
Increase in income taxes payable	12,305	26,835
Net cash provided by operating activities	3,818,117	1,636,421

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(82,341)	(54,050)
Purchase of investment securities	(2,347,595)	(1,427,174)
Proceeds from sale/maturity of investment securities	1,282,686	1,942,735
Net cash (used in) provided by investing activities	(1,147,250)	461,511

Cash Flows from Financing Activities:
Dividends on common stock	(1,710,215)	(1,132,317)
Purchase of treasury stock	(355,418)	(320,504)
Proceeds from exercise of stock options	67,558	9,000
Excess tax benefits from share-based compensation	15,021	26,835
Net cash used in financing activities	(1,983,054)	(1,416,986)

Increase in cash and cash equivalents	687,813	680,946
Cash and cash equivalents, beginning of period	8,859,405	9,556,891
Cash and cash equivalents, end of period	$9,547,218	$10,237,837

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$786,000	$—

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2015 and June 30, 2015 because of the immediate or short-term maturity of these financial instruments.

Investment securities at December 31, 2015 and June 30, 2015 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at December 31, 2015 and June 30, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
Certificates of deposit	$4,405,000	$—	$—	$4,405,000
Municipal bonds	824,772	1,198	(6,600)	819,370
Total investment securities	$5,229,772	$1,198	$(6,600)	$5,224,370

June 30, 2015
Certificates of deposit	$3,272,000	$—	$—	$3,272,000
Municipal bonds	893,804	1,288	(8,035)	887,057
Total investment securities	$4,165,804	$1,288	$(8,035)	$4,159,057

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At December 31, 2015, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary. Due to the fact that the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these unrealized losses to be temporary at December 31, 2015.

Index

As of December 31, 2015 and June 30, 2015, the contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
December 31, 2015
Available-for-sale	$4,979,370	$245,000	$5,224,370

June 30, 2015
Available-for-sale	$3,522,728	$636,329	$4,159,057

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 68,550 and 92,625 shares of our common stock for the three and six months ended December 31, 2015 and December 31, 2014, respectively, as the effect of including them would be anti-dilutive. As Unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month period ended December 31, 2015 and 2014, was $21,783 and $13,029, respectively, before income taxes. The related total deferred tax benefit was approximately $1,765 and $1,371 for the three-month period ended December 31, 2015 and 2014, respectively. Total stock-based compensation expense recognized in the statements of comprehensive income for the six-month period ended December 31, 2015 and 2014, was $52,249 and $26,058, respectively, before income taxes. The related total deferred tax benefit was approximately $4,441 and $2,742 for the six-month period ended December 31, 2015 and 2014, respectively. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of December 31, 2015, there was approximately $122,238 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years. The total deferred tax benefit related to these awards is approximately $10,296.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares were authorized for issuance under the 2007 Plan, of which 234,650 have been granted and 165,250 are outstanding as of December 31, 2015. While no further grants of options may be made under the 2000 Plan, as of December 31, 2015, 17,700 options remain outstanding, vested and exercisable from the 2000 Plan.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of the option award for the six months ended December 31, 2015. There were no options awarded for the six months ended December 31, 2014.

December 31, 2015
Dividend yield	3.72%
Expected stock price volatility	28.06%
Risk-free interest rate	1.60%
Expected option life (in years)	4.1 yrs
Weighted average fair value per share of options granted during the period	$4.431

The Company pays dividends quarterly and paid cash dividends totaling $0.50 per share for the six months ended December 31, 2015 and 2014. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance, that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during any future years. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2015:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Option	Price	Term	Value
Balance at July 1, 2015	187,500	$23.38	6.26
Granted	500	$26.89	10.00
Exercised	(3,800)	$17.78	—
Forfeited or expired	(1,250)	$26.09	—
Outstanding at December 31, 2015	182,950	$23.48	5.83	$471,369
Vested or expected to vest at December 31, 2015	176,753	$23.39	5.71	$471,369
Exercisable at December 31, 2015	139,650	$22.64	4.74	$471,369

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2015. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the six months ended December 31, 2015 and 2014 was $6,512 and $16,267, respectively.

The following table summarizes changes in non-vested stock options during the six months ended December 31, 2015:

	Weighted Number	Average Grant
	of Shares	Date Fair
	Subject to Option	Value (per Option)
Non-Vested at July 1, 2015	69,300	$4.310
Granted	500	$4.431
Vested	(25,250)	$3.777
Forfeited or expired	(1,250)	$4.710
Non-Vested at December 31, 2015	43,300	$4.611

Note 5. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2015 and 2014. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 requires inventory measured using any method other than last-in, first out or the retail inventory method to be subsequently measured at the lower of cost and net realizable value, rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose, and transport such inventory. ASU No. 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU No. 2015-11 is required to be applied prospectively and early adoption is permitted. The Company’s adoption of ASU No. 2015-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The guidance requires the classification of deferred tax assets and liabilities as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update. ASU No. 2015-17 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU No. 2015-17 may be applied prospectively or retrospectively, and early adoption is permitted. The Company is evaluating the impact that ASU 2015-17 will have on the Company's financial statements.

Note 7. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $111,081 and $97,487 for the three-month periods ended December 31, 2015 and 2014, respectively. ESOP compensation expense was $224,175 and $208,678 for the six-month periods ended December 31, 2015 and 2014, respectively.

Index

The ESOP shares as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Allocated Shares	423,568	441,531
Committed-to-be-released shares	8,750	9,167
Unreleased shares	70,417	88,333
Total shares held by the ESOP	502,735	539,031
Fair value of unreleased shares	$1,813,238	$2,102,325

During the three and six months ended December 31, 2015 the Company repurchased 14,303 shares previously held in the ESOP for $355,418. During the three and six months ended December 31, 2014 the Company repurchased 3,644 and 13,553 shares previously held in the ESOP for $85,671 and $320,504, respectively.

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

The Company's backlog was approximately $43.0 million at December 31, 2015, which includes $27.4 million from two significant customers, compared to $41.2 million at December 31, 2014, which included $26.2 million from two significant customers. The backlog at December 31, 2015 also includes a $10.1 million delivery order attributable to an award of a significant contract from the Federal Government which had been protested to the United States Government Accountability Office by a competing bidder. The protest was subsequently withdrawn. Revenues under this contract are not expected to be realized until fiscal year 2017. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded portions of the backlog at December 31, 2015 and 2014 were $0 and $2.3 million, respectively, representing firm multi-year orders for which funding had not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status.

Index

Management expects revenues in fiscal year 2016 to increase approximately 6% as compared with fiscal year 2015 revenues. Current expectations are for gross margins to be lower compared to prior year due to product mix, competitive pricing pressures, new program investments, and a one-time reduction to cost of sales in the prior year discussed within the Results of Operations, below. New orders received in the first six months of fiscal 2016 were approximately $20.2 million as compared to $16.8 million of new orders received in the first six months of fiscal 2015. It is presently anticipated that a minimum of $13 million of orders comprising the December 31, 2015 backlog will be filled during the fiscal year ending June 30, 2016. The minimum of $13 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2016.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $50.2 million in the aggregate as of February 1, 2016 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and industrial locomotive power supply procurement generally.

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

Net sales to two significant customers represented 49.8% of the Company's total sales for the three-month period ended December 31, 2015 and net sales to three significant customers represented 62.9% of the Company's total sales for the three-month period ended December 31, 2014. Net sales to two significant customers represented 54.7% and 50.7% of the Company’s total sales for the six-month periods ended December 31, 2015 and 2014, respectively. This high concentration level with two customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales and mitigating excessive reliance upon a single major product of a particular program or minimizing the impact of the loss of a single significant customer.

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

Results of Operations

Net sales increased for the three months ended December 31, 2015 to $7,242,020 as compared to $5,697,083 for the same period in 2014. Net sales for the six months ended December 31, 2015 increased to $13,521,456 as compared to $11,390,555 for the same period in 2014. The increase in net sales is primarily due to increased shipments of power supplies and magnetics, offset by a decline in spare part sales.

Index

For the three months ended December 31, 2015 and 2014 gross profits were $1,588,043 and $2,258,735, respectively. Gross profit as a percentage of sales was 21.9% and 39.6%, for the three months ended December 31, 2015 and 2014, respectively. For the six months ended December 31, 2015 and 2014, gross profits were $3,556,363 and $4,068,814, respectively. Gross profit as a percentage of sales was 26.3% and 35.7%, for the six months ended December 31, 2015 and 2014, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company incurs what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage decreased in the three and six months ended December 31, 2015 as compared to the same periods ended December 31, 2014 due to the impact of lower margins resulting from product mix. In addition, gross profit for the three and six months ended December 31, 2014 included a favorable one-time reduction to cost of sales totaling $560,000 for a contract settlement related to a previously cancelled program.

Selling, general and administrative expenses were $754,958 for the three months ended December 31, 2015; an increase of $121,781, compared to the three months ended December 31, 2014. Selling, general and administrative expenses were $1,504,608 for the six months ended December 31, 2015; an increase of $273,229 compared to the six months ended December 31, 2014. The increase for the three and six months ended December 31, 2015 relates primarily to an increase in compensation costs and professional service fees due to an increase in the number of employees, as well as, an increase in outside selling costs.

Other income for the three months ended December 31, 2015 and 2014 was $37,173 and $19,998, respectively. Other income for the six months ended December 31, 2015 and 2014 was $62,614 and $37,648, respectively. The increase is primarily due to an increase in scrap metal sales.

The effective income tax rate for the three and six months ended December 31, 2015 and 2014 was 29.4% and 25.9%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares. The increase in the effective tax rate for December 31, 2015 is primarily due to a reduced benefit caused by the reduction in dividends deductible for income tax purposes.

Net income for the three months ended December 31, 2015, was $614,427 or $0.27 per share both basic and diluted, respectively compared to $1,219,082 or $0.54 per share both basic and diluted, for the three months ended December 31, 2014. Net income for the six months ended December 31, 2015, was $1,492,957 or $0.65 per share both basic and diluted compared to $2,130,303 or $0.94 and $0.93 per share, basic and diluted, respectively, for the six months ended December 31, 2014. The decrease in net income per share was mainly due to lower gross profits due to product mix, higher selling, general and administrative expenses and the favorable one-time $560,000 reduction to cost of sales referred to above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital and letter of credit needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2015 and 2014.

The Company's working capital as of December 31, 2015 and 2014 was approximately $28.9 million and $28.1 million, respectively. During the three and six months ended December 31, 2015 the Company repurchased 14,303 shares of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP") for a purchase price of $355,418. During the three and six months ended December 31, 2014 the Company repurchased 3,644 and 13,553 shares of its common stock, respectively, from the ESOP for a purchase price of $85,671 and $320,504, respectively. Under existing authorizations from the Company's Board of Directors, as of December 31, 2015, management is authorized to purchase an additional $1,030,326 of Company stock.

Index

The table below presents the summary of cash flow information for the periods indicated:

	Six Months Ended December 31,
	2015	2014
Net cash provided by operating activities	$3,818,117	$1,636,421
Net cash (used in) provided by investing activities	(1,147,250)	461,511
Net cash used in financing activities	(1,983,054)	(1,416,986)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provisions for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in net cash provided by operating activities primarily relates to the decrease in trade accounts receivable offset by a decrease in net income. Net cash provided by investing activities decreased in the first six months of fiscal 2016 due to the timing and reinvestment of matured investment securities. The increase in cash used in financing activities is due primarily to the dividend payable at June 30, 2015, paid in the six months ended December 31, 2015.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2015 and 2014, the Company expended $82,341 and $54,050, respectively, for plant improvements and new equipment. The Company has budgeted approximately $250,000 for new equipment and plant improvements in fiscal 2016. Management anticipates that the funds required will be available from current operations.

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

Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold - None
(c)	Securities Repurchased
Purchases of Equity Securities
			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
October 1 to
October 31, 2015	14,303	$24.8492	14,303	$1,030,326
(1)	Pursuant to a prior Board of Directors authorization, as of December 31, 2015 the Company can repurchase up to $1,030,326 of its common stock pursuant to an ongoing plan.
Item 3	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

February 11, 2016

Date