Form 10-Q
period 2016-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2016-05-12
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

☐ Yes          ☒ No

At May 11, 2016, there were 2,364,684 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2016 (Unaudited) and June 30, 2015

	March 31, 2016	June 30, 2015
ASSETS:
Cash and cash equivalents	$9,547,801	$8,859,405
Investment securities	5,393,116	4,159,057
Trade accounts receivable, net of allowance of $3,000	4,852,417	6,694,401
Income taxes receivable	172,459	—

Inventories:
Raw materials	1,369,959	1,481,792
Work-in-process	638,271	561,682
Costs relating to contracts in process, net of advance
payments of $18,313 at March 31, 2016 and
$19,626 at June 30, 2015	9,392,537	9,542,423
Total inventories	11,400,767	11,585,897
Deferred income taxes	214,534	334,681
Prepaid expenses and other current assets	260,765	211,940
Total current assets	31,841,859	31,845,381
Property, plant and equipment, net	2,314,311	2,498,863
Total assets	$34,156,170	$34,344,244

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$672,517	$976,112
Accrued expenses:
Salaries and wages	306,277	332,387
Vacation	733,106	690,833
ESOP payable	254,865	—
Dividend payable	—	590,672
Other	301,779	548,817
Payroll and other taxes withheld	50,855	47,082
Income taxes payable	—	2,716
Total current liabilities	2,319,399	3,188,619
Deferred tax liability	157,444	224,751
Total liabilities	2,476,843	3,413,370
Commitments and contingencies (see Note 5)
Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; Issued 3,029,874 shares
on March 31, 2016 and June 30, 2015. Outstanding
2,361,084 and 2,362,687 on March 31, 2016 and
June 30, 2015, respectively (includes 66,042 and
79,167 Unearned ESOP shares, respectively)	1,009,958	1,009,958
Capital in excess of par value	17,003,266	16,785,604
Accumulated other comprehensive income (loss)	845	(4,386)
Retained earnings	22,642,154	21,865,951
	40,656,223	39,657,127
Less: Unearned ESOP shares	(1,143,957)	(1,143,957)
Treasury shares, cost of 668,790 and 667,187 shares on
March 31, 2016 and June 30, 2015, respectively	(7,832,939)	(7,582,296)
Total stockholders’ equity	31,679,327	30,930,874
Total liabilities and stockholders' equity	$34,156,170	$34,344,244

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended March 31, 2016 and 2015

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Net sales	$7,217,922	$6,470,286	$20,739,378	$17,860,841
Cost of sales	5,069,699	5,032,752	15,034,792	12,354,493
Gross profit	2,148,223	1,437,534	5,704,586	5,506,348

Selling, general and administrative expenses	781,248	765,900	2,285,856	1,997,279
Operating income	1,366,975	671,634	3,418,730	3,509,069

Other income
Interest income	4,240	9,362	22,303	26,416
Other	12,712	5,024	57,263	25,618
Total other income	16,952	14,386	79,566	52,034

Income before income taxes	1,383,927	686,020	3,498,296	3,561,103

Provision for income taxes	411,459	179,651	1,032,871	924,431

Net income	$972,468	$506,369	$2,465,425	$2,636,672

Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities	4,357	(259)	5,231	(1,672)

Total comprehensive income	$976,825	$506,110	$2,470,656	$2,635,000

Net income per share:

Basic	$0.43	$0.22	$1.08	$1.16
Diluted	$0.43	$0.22	$1.08	$1.15

Weighted average number of shares outstanding:

Basic	2,259,529	2,271,105	2,273,401	2,269,157
Diluted	2,274,781	2,297,071	2,290,927	2,286,312

Dividends per share:	$0.25	$0.25	$0.75	$0.75

See accompanying notes to the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2016 and 2015

	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net income	$2,465,425	$2,636,672

Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	(15,021)	(26,835)
Stock-based compensation	74,533	42,051
Depreciation	324,745	336,403
ESOP compensation expense	334,031	333,389
Loss on disposal of assets	147	233
Deferred income tax expense	55,656	63,715
Changes in assets and liabilities:
Decrease (increase) in trade receivable, net	1,841,984	(984,778)
(Increase) decrease in income taxes receivable	(172,459)	774,880
Decrease (increase) in inventories, net	185,130	(2,172,380)
Increase in prepaid expenses and other current assets	(48,825)	(67,950)
(Decrease) increase in accounts payable	(303,595)	959,648
Decrease in accrued salaries and wages	(26,110)	(104,707)
Increase (decrease) in vacation accrual	42,273	(48,633)
Decrease in ESOP payable	(79,166)	(73,125)
Decrease in other accrued expenses	(247,038)	(437,007)
Increase (decrease) in payroll and other taxes withheld	3,773	(1,010)
Increase in income taxes payable	12,305	26,835
Net cash provided by operating activities	4,447,788	1,257,401

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(140,340)	(162,822)
Purchase of investment securities	(3,575,584)	(2,599,572)
Proceeds from sale/maturity of investment securities	2,343,942	3,262,397
Net cash (used in) provided by investing activities	(1,371,982)	500,003

Cash Flows from Financing Activities:
Dividends on common stock	(2,279,895)	(1,698,306)
Purchase of treasury stock	(355,418)	(320,504)
Proceeds from exercise of stock options	232,882	115,556
Excess tax benefits from share-based compensation	15,021	26,835
Net cash used in financing activities	(2,387,410)	(1,876,419)

Increase in cash and cash equivalents	688,396	(119,015)
Cash and cash equivalents, beginning of period	8,859,405	9,556,891
Cash and cash equivalents, end of period	$9,547,801	$9,437,876

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$1,143,000	$59,000

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of March 31, 2016 and June 30, 2015, because of the immediate or short-term maturity of these financial instruments.

Investment securities at March 31, 2016 and June 30, 2015, consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at March 31, 2016 and June 30, 2015, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2016
Certificates of deposit	$4,663,000	$—	$—	$4,663,000
Municipal bonds	728,816	1,300	—	730,116
Total investment securities	$5,391,816	$1,300	$—	$5,393,116

June 30, 2015
Certificates of deposit	$3,272,000	$—	$—	$3,272,000
Municipal bonds	893,804	1,288	(8,035)	887,057
Total investment securities	$4,165,804	$1,288	$(8,035)	$4,159,057

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At March 31, 2016, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of March 31, 2016 and June 30, 2015, the contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
March 31, 2016
Available-for-sale	$5,043,116	$350,000	$5,393,116

June 30, 2015
Available-for-sale	$3,522,728	$636,329	$4,159,057

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 92,400 and 25,250 shares of our common stock for the nine months ended March 31, 2016 and March 31, 2015, respectively, as the effect of including them would be anti-dilutive. As Unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month period ended March 31, 2016 and 2015, was $22,284 and $15,993, respectively, before income taxes. The related total deferred tax benefit was approximately $1,765 and $1,371 for the same periods. Total stock-based compensation expense recognized in the statements of comprehensive income for the nine-month period ended March 31, 2016 and 2015, was $74,533 and $42,051, respectively, before income taxes. The related total deferred tax benefit was approximately $6,206 and $4,113 for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of March 31, 2016, there was approximately $103,223 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years. The total deferred tax benefit related to these awards is approximately $8,530.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to Directors and employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares were authorized for issuance under the 2007 Plan, of which 235,650 have been granted and 162,250 are outstanding as of March 31, 2016. While no further grants of options may be made under the 2000 Plan, as of March 31, 2016, 10,800 options remain outstanding, vested and exercisable from the 2000 Plan.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

Index

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of the option award for the nine months ended March 31, 2016 and 2015.

	March 31, 2016	March 31, 2015
Dividend yield	3.85%	3.77%
Expected stock price volatility	28.09%	29.11%
Risk-free interest rate	1.33%	0.99%
Expected option life (in years)	4.1 yrs	4.0 yrs
Weighted average fair value per share of options granted during the period	$4.149	$4.296

The Company pays dividends quarterly and paid cash dividends totaling $0.75 per share for the nine months ended March 31, 2016 and 2015. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance, that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during any future years. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the nine months ended March 31, 2016:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Option	Price	Term	Value
Balance at July 1, 2015	187,500	$23.38	6.26
Granted	1,500	$26.03	9.82
Exercised	(12,700)	$18.34	—
Forfeited or expired	(3,250)	$25.99	—
Outstanding at March 31, 2016	173,050	$23.72	5.83	$311,241
Vested or expected to vest at March 31, 2016	166,673	$23.62	5.70	$311,241
Exercisable at March 31, 2016	128,750	$22.87	4.69	$311,241

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on March 31, 2016, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2016. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the nine months ended March 31, 2016 and 2015, was $36,374 and $53,242, respectively.

The following table summarizes changes in non-vested stock options during the nine months ended March 31, 2016:

	Weighted Number	Average Grant
	of Shares	Date Fair
	Subject to Option	Value (per Option)
Non-Vested at July 1, 2015	69,300	$4.310
Granted	1,500	$4.149
Vested	(25,250)	$3.777
Forfeited or expired	(1,250)	$4.710
Non-Vested at March 31, 2016	44,300	$4.598

Note 5.   Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2016 and 2015. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties.

Index

Note 6.   Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted for annual periods beginning after December 15, 2016, and interim periods therein. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2019.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The guidance requires the classification of deferred tax assets and liabilities as non-current in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update. ASU No. 2015-17 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU No. 2015-17 may be applied prospectively or retrospectively, and early adoption is permitted. Adoption of ASU 2015-17 would have the following impact on the Company’s financial statements at March 31, 2016; a decrease in current assets of $214,534, a decrease in non-current liabilities of $157,444 and an increase in non-current assets of $57,090.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in this Update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments in order to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU No. 2016-01 will be effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is evaluating the impact that ASU 2016-01 will have on the Company's financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. ASU 2016-08 provides guidance on principal versus agent considerations by an entity as discussed in ASU 2014-09, issued May 2014. ASU 2016-08 provides criteria to be assessed by an entity when determining whether it is the principal or agent in relation to the goods or services which the company is contractually obligated to provide to the customer. Among these considerations are; Identifying the unit of account at which the entity should assess whether it is a principal or an agent, Identifying the nature of the good or service provided to the customer; Applying the control principle to certain types of transactions; and, Interaction of the control principle with the indicators provided to assist in the principle versus agent evaluation. The effective date and transition requirements for the amendments in this Update are consistent with the effective date and transition requirements of Update 2014-09. The Company’s adoption of ASU 2016-08 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU No. 2016-09 may be applied prospectively or retrospectively, and early adoption is permitted. The Company is evaluating the impact that ASU 2016-09 will have on the Company's financial statements.

Index

Note 7.  Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $109,856 and $124,712 for the three-month periods ended March 31, 2016 and 2015, respectively. ESOP compensation expense was $334,031 and $333,389 for the nine-month periods ended March 31, 2016 and 2015, respectively.

The ESOP shares as of March 31, 2016 and 2015, were as follows:

	March 31, 2016	March 31, 2015
Allocated Shares	423,568	441,531
Committed-to-be-released shares	13,125	13,750
Unreleased shares	66,042	83,750
Total shares held by the ESOP	502,735	539,031
Fair value of unreleased shares	$1,624,633	$2,480,675

During the three and nine months ended March 31, 2016, the Company repurchased 0 and 14,303 shares previously held in the ESOP for $0 and $355,418, respectively. During the three and nine months ended March 31, 2015, the Company repurchased 0 and 13,553 shares previously held in the ESOP for $0 and $320,504, respectively.

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

Our business is not seasonal. However, the concentration of our business in equipment for industrial and military applications and our customer concentrations expose us to on-going associated risks including, without limitation, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations of a single customer, and the potential of governmental termination of orders for convenience.

Uncertainty in federal defense spending and competition in our industrial customer base continues to be a concern. Based upon discussions during contract negotiations with our major customers over the past several years, we believe that many of our competitors have been aggressively investing in upfront product design costs and lowering profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of short term profit. This change in the market place has put pressure on the pricing of our current products and will result in lower margins on new business and some of our legacy business. In order to compete effectively for new business, in some cases we invest in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we have adjusted our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

The Company's backlog was approximately $41.6 million at March 31, 2016, which includes $26.2 million from two significant customers, compared to $38.4 million at March 31, 2015, which included $24.4 million from two significant customers. The backlog at March 31, 2016, also includes a $10.1 million delivery order attributable to an award of a significant contract from the Federal Government. Revenues under this contract are not expected to be realized until fiscal year 2017. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded portions of the backlog at March 31, 2016 and 2015, were $0 and $2.3 million, respectively, representing firm multi-year orders for which funding had not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status.

Index

Management expects revenues in fiscal year 2016 to increase as compared with fiscal year 2015 revenues. Current expectations are for gross margins to be lower compared to prior year due to product mix, competitive pricing pressures, new program investments, and a one-time reduction to cost of sales in the prior year discussed within the Results of Operations, below. New orders received in the first nine months of fiscal 2016 were approximately $26.0 million as compared to $20.5 million of new orders received in the first nine months of fiscal 2015. It is presently anticipated that a minimum of $6 million of orders comprising the March 31, 2016, backlog will be filled during the fiscal year ending June 30, 2016. The minimum of $6 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2016.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $51 million in the aggregate as of May 11, 2016, for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and industrial locomotive power supply procurement of a single customer.

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

Net sales to four significant customers represented 68.6% of the Company's total sales for the three-month period ended March 31, 2016, and net sales to two significant customers represented 63.8% of the Company’s total sales for the three-month period ended March 31, 2015. Net sales to two significant customers represented 49.5% of the Company's total sales for the nine-month period ended March 31, 2016, and net sales to three significant customers represented 59.5% of the Company’s total sales for the nine-month period ended March 31, 2015. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales and mitigating excessive reliance upon a single major product of a particular program or minimizing the impact of the loss of a single significant customer.

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

Results of Operations

Net sales increased for the three months ended March 31, 2016, to $7,217,922 as compared to $6,470,286 for the same period in 2015. Net sales for the nine months ended March 31, 2016, increased to $20,739,378 as compared to $17,860,841 for the same period in 2015. For the three months ended March 31, 2016, the increase in net sales is primarily due to increased magnetics shipments offset by a decrease in power supplies shipped. For the nine months ended March 31, 2016, the increase in net sales is primarily due to increased shipments of magnetics and power supplies, offset by a decline in spare part sales.

Index

For the three months ended March 31, 2016 and 2015, gross profits were $2,148,223 and $1,437,534, respectively. Gross profit as a percentage of sales was 29.8% and 22.2%, for the three months ended March 31, 2016 and 2015, respectively. For the nine months ended March 31, 2016 and 2015, gross profits were $5,704,586 and $5,506,348, respectively. Gross profit as a percentage of sales was 27.5% and 30.8%, for the nine months ended March 31, 2016 and 2015, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company incurs what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage increased in the three months ended March 31, 2016, as compared to the same period ended March 31, 2015 due to the impact of higher margins resulting from product mix. The gross profit percentage decreased for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015 due to a favorable one-time reduction to cost of sales that occurred during the nine months ended March 31, 2015. The prior year reduction totaled $560,000 for a contract settlement related to a previously cancelled program.

Selling, general and administrative expenses were $781,248 for the three months ended March 31, 2016; an increase of $15,348, compared to the three months ended March 31, 2015. Selling, general and administrative expenses were $2,285,856 for the nine months ended March 31, 2016; an increase of $288,577 compared to the nine months ended March 31, 2015. The increase for the three and nine months ended March 31, 2015 relates primarily to an increase in compensation costs due to pay increases and an increase in the number of employees.

Other income for the three months ended March 31, 2016 and 2015, was $16,952 and $14,386, respectively. Other income for the nine months ended March 31, 2016 and 2015, was $79,566 and $52,034, respectively. The increase is primarily due to an increase in scrap metal sales.

The Company’s effective tax rates for the three and nine months ended March 31, 2016, were 29.7% and 29.5%, respectively, compared to 26.2% and 26.0% for the three and nine months ended March 31, 2015, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares. The increase in the effective tax rate for March 31, 2016, is primarily due to a reduced benefit caused by the reduction in dividends deductible for income tax purposes.

Net income for the three months ended March 31, 2016, was $972,468 or $0.43 per share both basic and diluted, respectively compared to $506,369 or $0.22 per share both basic and diluted, for the three months ended March 31, 2015. Net income for the nine months ended March 31, 2016, was $2,465,425 or $1.08 per share both basic and diluted compared to $2,636,672 or $1.16 and $1.15 per share, basic and diluted, respectively, for the nine months ended March 31, 2015. The increase in net income per share for the three months ended March 31, 2016, was primarily due to higher sales and higher margins resulting from product mix. The decrease in net income per share for the nine months ended March 31, 2016, was mainly due to higher selling, general and administrative expenses and a higher effective income tax rate offset by an increase in sales. Also, impacting the comparison is a prior year favorable one-time $560,000 reduction to cost of sales referred to above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital and letter of credit needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2016 and 2015.

The Company's working capital as of March 31, 2016 and 2015, was approximately $29.5 million and $28.1 million, respectively. During the three and nine months ended March 31, 2016, the Company repurchased 0 and 14,303 shares of its common stock from the Company’s Employee Retirement Plan and Trust (”ESOP”) for a purchased price of $0 and $355,418, respectively. During the three and nine months ended March 31, 2015 the Company repurchased 0 and 13,553 shares of its common stock, respectively, from the ESOP for a purchase price of $0 and $320,504, respectively. Under existing authorizations from the Company’s Board of Directors, as of March 31, 2016, management is authorized to purchase an additional $1,030,326 of Company Stock.

Index

The table below presents the summary of cash flow information for the periods indicated:

	Nine Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$4,447,788	$1,257,401
Net cash (used in) provided by investing activities	(1,371,982)	500,003
Net cash used in financing activities	(2,387,410)	(1,876,419)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provisions for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in net cash provided by operating activities primarily relates to an increase in trade receivable collections and a decline in inventory purchases due to the timing of production jobs, offset by an increase in cash paid for both federal income tax deposits and payments to vendors. Net cash provided by investing activities decreased in the nine months of fiscal 2016 due to the timing and reinvestment of matured investment securities. The increase in cash used in financing activities is due primarily to the dividend payable at June 30, 2015, paid in the nine months ended March 31, 2016.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2016 and 2015, the Company expended $140,340 and $162,822, respectively, for plant improvements and new equipment. The Company has budgeted approximately $250,000 for new equipment and plant improvements in fiscal 2016. Management anticipates that the funds required will be available from current operations.

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

Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold - None
(c)	Securities Repurchased

Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
$1,030,326
(1)	Pursuant to a prior Board of Directors authorization, as of March 31, 2016, the Company can repurchase up to $1,030,326 of its common stock pursuant to an ongoing plan.
Item 3	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 12, 2016