Form 10-K
period 2016-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2016-09-12
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2016

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

☐ Yes           ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $42,825,456 based upon the closing sale price of $25.75 on the NYSE MKT on December 31, 2015.

At September 12, 2016 there were 2,364,684 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

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

PART I

Item 1. Business

General

Espey Mfg. & Electronics Corp. (“Espey”) is a power electronics design and original equipment manufacturing (OEM) company with a long history of developing and delivering highly reliable products for use in military and severe industrial environment applications. Design, manufacturing, and testing is performed in our 150,000+ square foot facility located at 233 Ballston Ave, Saratoga Springs, New York. Espey is classified as a “smaller reporting company” for purposes of the reporting requirements under the Securities Exchange Act of 1934, as amended. Espey’s common stock is publicly-traded on the NYSE MKT under the symbol “ESP.”

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

In fiscal years ended June 30, 2016 and 2015, the Company's total sales were $27,471,365 and $26,831,705, respectively. Sales to two domestic customers accounted for 37% and 12% of total sales in 2016. Sales to three domestic customers accounted for 36%, 15% and 10% of total sales in 2015. A loss of a significant customer would negatively impact the financial performance of the Company. One significant customer is experiencing a significant decline in sales due to falling demand in its core locomotive business. This is discussed further in Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Export sales in 2016 and 2015 were approximately $2,125,000 and $2,384,000, respectively. This decrease is primarily due to the reduction in power supply shipments to specific customers.

Sources of Raw Materials

The Company has never experienced any significant delay or shortage with respect to the purchase of raw materials and components used in the manufacture of its products, and has at least two potential sources of supply for a majority of its raw materials. However, certain components used in its products are available from only a limited number of sources, and other components are only available from a single source. Despite the risk associated with limited or single source suppliers, the benefits of higher quality goods and timely delivery minimize and often limit any potential risk and can eliminate problems with part failures during production.

Sales Backlog

The total backlog at June 30, 2016 was approximately $39.1 million compared to approximately $36.4 million at June 30, 2015. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The backlog was fully funded at June 30, 2016 and 2015. Funded backlog means items that have been authorized and appropriated by Congress and/or funded by the customer. There is no guarantee that future budgets and appropriations will provide funding for follow-on orders for a given program. The Company's backlog and risks associated with government contracts is discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 below.

It is presently anticipated that a minimum of $23 million of orders comprising the June 30, 2016 backlog will be filled during the fiscal year ending June 30, 2017. The minimum of $23 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2017. The estimate of the June 30, 2016 backlog to be shipped in fiscal 2017 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

Our business is not seasonal. However, the concentration of our business in equipment for military and industrial applications and our customer concentrations expose us to on-going associated risks including, without limitation, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, and the potential of governmental termination of orders for convenience.

Uncertainty in federal defense spending and the current decline in the rail industry continues to drive competition. Many of our competitors have been aggressively investing in upfront product design costs and lowering profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of short term profit. This change in the market place has put pressure on the pricing of our current products and will result in lower margins on new business and some of our legacy business. In order to compete effectively for new business, in some cases we invest in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we have adjusted our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs. This trend will continue into fiscal 2017 and we continue to invest in new programs and aggressively quote long-term programs in an effort to grow the business.

Moreover, to address current elements of competition and foster growth we have made targeted hires of experienced personnel to support enhanced sales, program fulfillment, engineering, quality control and supply chain management.

Research and Development

The Company's expenditures for research and development were approximately $49,236 and $234,812 in fiscal 2016 and 2015, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvements of existing products. A majority of these expenditures relate to research that is required by Espey engineers to support a request for a quotation from a customer having a product-specific custom need usually associated with stringent size and weight requirements. We do very little pure research as our business primarily is driven by customer product needs as opposed to new product development.

Employees

The Company had 145 employees as of September 12, 2016. Approximately 40% of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. A new collective bargaining agreement was approved in July 2015. The three-year agreement expires on June 30, 2018. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2016, and the Company believes will not in fiscal year 2017, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

Also, our international sales are denominated in United States dollars. Consequently, changes in exchange rates that strengthen the United States dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products.

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

The Saratoga Springs plant, which the Company owns, consists of various adjoining buildings on a 22 acre site, approximately eight acres of which is unimproved. The property is not subject to mortgage indebtedness or any other material encumbrance. The plant has a sprinkler system throughout and contains approximately 151,000 square feet of floor space, of which 90,000 is used for manufacturing, 24,000 for engineering, 33,000 for shipping and climatically secured storage, and 4,000 for offices. The offices, engineering and some manufacturing areas are air-conditioned. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, impregnation and spray-painting operations. The manufacturing operation also includes a complete machine shop, with welding and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. In addition to meeting all of the Company's in-house needs, the machine shop and environmental facilities are available to other companies on a contract basis.

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

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE MKT (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2016	High	Low
First Quarter	$27.77	$24.00
Second Quarter	27.00	21.93
Third Quarter	26.20	23.10
Fourth Quarter	26.76	23.90

2015
First Quarter	$25.99	$19.69
Second Quarter	25.00	16.57
Third Quarter	31.50	23.02
Fourth Quarter	29.68	24.28

Holders

The approximate number of holders of record of the common stock was 78 on September 12, 2016 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on common stock of $1.00 per share for each of the fiscal years ended June 30, 2016 and 2015. The Board of Directors has authorized the payment of a fiscal 2017 first quarter dividend of $0.25 payable September 29, 2016 to shareholders of record on September 22, 2016. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during any future years.

During fiscal 2016, the Company sold common stock to certain employees and directors as they exercised existing stock options granted under a shareholder approved plan. During the year, 16,300 shares were sold at prices that ranged from $17.09 a share to $21.54 a share. The securities were sold for cash. Proceeds are used for general working capital purposes.

The Company did not make any open market purchases of equity securities in the fiscal 2016 fourth quarter.

The following table sets forth information as of June 30, 2016 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	170,450	$ 23.84	193,600
Equity compensation
plans not approved
by security holders	—		—
Total	170,450		193,600

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal year 2017 to be less than revenues during fiscal year 2016. This expectation is driven primarily by recent communications with a significant customer in the industrial sector who has advised us of a significantly scaled-back purchase plan resulting from falling demand in the rail industry. This negative development may be offset, in part, by a new product for another customer which is currently in the final stages of design development and qualification testing. If the testing is successful, shipments of the product are expected to begin in the third quarter of the fiscal year.

During fiscal 2016 the Company received approximately $30.2 million in new orders. Our total backlog at June 30, 2016 was approximately $39.1 million, as compared to $36.4 million at June 30, 2015. Currently, we expect a minimum of $23 million of orders comprising the June 30, 2016 backlog will be filled during the fiscal year ending June 30, 2017. This $23 million will be supplemented by shipments which may be made against orders received during the fiscal year.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $50 million in the aggregate as of September 8, 2016, for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and industrial locomotive power supply procurement of a single customer.

Two significant customers including the one which advised us of the intent to reduce orders during fiscal year 2017, represented 49% of the Company’s total sales in fiscal 2016 and three significant customers represented 61% of the Company’s total sales in fiscal 2015. These sales are in connection with multiyear programs in which the Company is a significant contractor. The June 30, 2016 backlog of $39.1 million includes orders from two customers that represent 35% and 27%, respectively, of the total backlog. This high customer concentration level presents significant risk. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. We continue to evaluate the Company’s business development functions and the implementation of potential alternative courses of action in order to diversity the Company’s customer base. The quotations for non-repeat programs referred to above include several new customers.

As market factors impact revenues, management will continue to evaluate our sales strategy, employment levels, and facility costs. Management is currently participating in a plant layout optimization review with an objective to improve capacity and maximum cost savings as product moves through the facility. Recommendations from the review are currently being implemented and expect to be completed in fiscal 2017 and 2018.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $750,000 for fiscal 2017. A majority of these expenditures will be made to optimize the production flow as noted above and to upgrade existing equipment and add needed technology to stay competitive in the marketplace. Expectations are that the working capital will be required to fund orders, dividend payments, and general operations of the business. From time to time, management along with the Mergers and Acquisitions Committee of the Board of Directors examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines. The criteria for consideration are synergies with the Company’s existing product base and accretion to earnings.

Results of Operations

Net sales for fiscal years ended June 30, 2016 and 2015, were $27,471,365 and $26,831,705, respectively, a 2.4% increase. The slight increase in sales can be attributed to the contract specific nature of the Company’s business and the timing of deliveries on these contracts. Specifically, the increase in net sales is primarily due to an increase in magnetic shipments of $1.1 million, offset by a decrease in build-to-print sales.

For the fiscal years ended June 30, 2016 and 2015 gross profits were $7,371,682 and $7,141,573, respectively. Gross profit as a percentage of sales increased slightly to 26.8% for fiscal 2016, up from 26.6% in fiscal 2015. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. In total, the gross profit percentage remained consistent for the twelve months ended June 30, 2016, as compared to the twelve months ended June 30, 2015. Fiscal 2016 profit margins on shipments were up slightly due to product mix and less incidents of “loss contracts” as compared to the prior fiscal year. In addition, fiscal 2015 included a favorable one-time reduction to cost of sales of $560,000 for a contract settlement related to a previously cancelled program.

Selling, general, and administrative expenses were $3,028,449 for the fiscal year ended June 30, 2016, an increase of $316,642, or 11.7% as compared to the prior year. The increase for fiscal 2016 relates primarily to an increase in compensation costs due to an increase in the number of employees supporting sales and program management.

Employment of full time equivalents at June 30, 2016 was 149 people compared with 145 people at June 30, 2015. Employees were hired in sales, engineering, quality control and program management both to support the Company’s current backlog and to build a team that can augment and diversify our business and effectively manage the Company.

Other income for the fiscal years ended June 30, 2016 and 2015 was $119,274 and $68,050, respectively. The increase is due to an increase in scrap sales offset by a slight decrease in interest income. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

The effective income tax rate has remained consistent with the prior year and was 28.8% in fiscal 2016 and 29.2% in fiscal 2015. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the dividends paid on allocated ESOP shares.

Net income for fiscal 2016, was $3,175,801 or $1.39 and $1.38 per share, basic and diluted, respectively, compared to net income of $3,183,127 or $1.40 and $1.39 per share, basic and diluted, respectively, for fiscal 2015. The decrease in net income per share for the twelve months ended June 30, 2016, was primarily due to higher selling, general and administrative expenses offset by an increase in sales and the gross profit percentage resulting from product mix. Also, impacting the comparison is a prior year favorable one-time $560,000 reduction to cost of sales referred to above.

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

The Company's working capital as of June 30, 2016 and 2015 was $30,242,950 and $28,656,762, respectively. During the three and twelve months ended June 30, 2016 the Company repurchased 0 and 14,303 shares of its common stock, respectively, from the Company’s Employee Retirement Plan and Trust (“ESOP”) for a purchase price of $0 and $355,418, respectively. During the three and twelve months ended June 30, 2015 the Company repurchased 0 and 13,553 shares of its common stock, respectively, from the Company’s ESOP for a purchase price of $0 and $320,504, respectively. Under existing authorizations from the Company's Board of Directors, as of June 30, 2016, management is authorized to purchase an additional $1,030,326 of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

	2016	2015
Net cash provided by operating activities	$5,759,602	$671,742
Net cash (used in) provided by investing activities	(1,699,359)	481,270
Net cash used in financing activities	(2,888,004)	(1,850,498)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provisions for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in net cash provided by operating activities primarily relates to an increase in trade receivable collections and a decline in inventory purchases due to the timing of production jobs, offset by an increase in cash paid for both federal income tax deposits and payments to vendors. Net cash provided by investing activities decreased in the twelve months of fiscal 2016 due to the timing and reinvestment of matured investment securities. The increase in cash used in financing activities is due primarily to the dividend payable at June 30, 2015, paid in the twelve months ended June 30, 2016.

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

During fiscal years 2016 and 2015, the Company expended $284,210 and $266,029, respectively, for plant improvements and new equipment. The Company has budgeted approximately $750,000 for new equipment and plant improvements in fiscal 2017. Management anticipates that the funds required will be available from current operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Espey Mfg. & Electronics Corp.

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp. as of June 30, 2016 and 2015, and the related statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.

Freed Maxick CPAs, P.C.

Rochester, New York

September 12, 2016

Espey Mfg. & Electronics Corp.

Balance Sheets

June 30, 2016 and 2015

	2016	2015
ASSETS
Cash and cash equivalents	$10,031,644	$8,859,405
Investment securities	5,580,059	4,159,057
Trade accounts receivable, net of allowance of $3,000	4,957,464	6,694,401
Income tax receivable	329,298	—

Inventories:
Raw materials	1,418,862	1,481,792
Work-in-process	504,674	561,682
Costs related to contracts in process, net of advance
payments of $18,313 and $19,626 and as of
June 30, 2016 and 2015, respectively	8,810,145	9,542,423
Total inventories	10,733,681	11,585,897

Deferred tax assets	252,558	334,681
Prepaid expenses and other current assets	219,688	211,940
Total current assets	32,104,392	31,845,381

Property, plant and equipment, net	2,348,525	2,498,863
Total assets	$34,452,917	$34,344,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$552,787	$976,112
Accrued expenses:
Salaries and wages	357,910	332,387
Vacation	704,761	690,833
Dividends payable	—	590,672
Other	196,631	548,817
Payroll and other taxes withheld	49,353	47,082
Income taxes payable	—	2,716
Total current liabilities	1,861,442	3,188,619

Deferred tax liabilities	203,237	224,751
Total liabilities	2,064,679	3,413,370

Commitments and Contingencies (See Note 14)
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares as
of June 30, 2016 and 2015. Outstanding 2,364,684 and
2,362,687 as of June 30, 2016 and 2015, respectively
(includes 61,667 and 79,167 Unearned ESOP Shares,
respectively)	1,009,958	1,009,958
Capital in excess of par value	17,253,072	16,785,604
Accumulated other comprehensive loss	(1,408)	(4,386)
Retained earnings	22,820,938	21,865,951
	41,082,560	39,657,127
Less: Unearned ESOP shares	(891,083)	(1,143,957)
Cost of 665,190 and 667,187 shares of common stock
in treasury as of June 30, 2016 and 2015, respectively	(7,803,239)	(7,582,296)
Total stockholders' equity	32,388,238	30,930,874

Total liabilities and stockholders' equity	$34,452,917	$34,344,244

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Comprehensive Income

Years ended June 30, 2016 and 2015

	2016	2015

Net sales	$27,471,365	$26,831,705
Cost of sales	20,099,683	19,690,132
Gross profit	7,371,682	7,141,573

Selling, general and administrative expenses	3,028,449	2,711,807
Operating Income	4,343,233	4,429,766

Other income
Interest income	33,782	36,424
Other	85,492	31,626
Total other income	119,274	68,050

Income before provision for income taxes	4,462,507	4,497,816

Provision for income taxes	1,286,706	1,314,689

Net income	$3,175,801	$3,183,127

Other comprehensive income, net of tax:
Unrealized gain/(loss) on investment securities	2,978	(2,949)

Total comprehensive income	$3,178,779	$3,180,178

Net income per share:
Basic	$1.39	$1.40
Diluted	$1.38	$1.39

Weighted average number of shares outstanding:
Basic	2,285,686	2,271,426
Diluted	2,302,034	2,290,542

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2016 and 2015

				Accumulated
			Capital in	Other
	Outstanding Common		Excess of	Comprehensive	Retained
	Shares	Amount	Par Value	Income (Loss)	Earnings
Balance as of June 30, 2014	2,368,110	$1,009,958	$16,429,220	$(1,437)	$20,946,940
Comprehensive income:
Net income					3,183,127
Other comprehensive loss,
net of tax of $(1,588)				(2,949)
Total comprehensive income
Stock options exercised	8,130		74,405
Stock option expense			62,416
Dividends paid on common stock
$1.00 per share					(2,288,978)
Tax effect of stock options exercised			26,835
Tax effect of dividends on
unallocated ESOP shares					24,862
Purchase of treasury stock	(13,553)
Reduction of unearned ESOP shares			192,728
Balance as of June 30, 2015	2,362,687	$1,009,958	$16,785,604	$(4,386)	$21,865,951
Comprehensive income:
Net income					3,175,801
Other comprehensive income,
net of tax of $2,874				2,978
Total comprehensive income
Stock options exercised	16,300		162,488
Stock option expense			97,045
Dividends paid on common stock
$1.00 per share					(2,256,018)
Tax effect of stock options exercised			17,141
Tax effect of dividends on
unallocated ESOP shares					35,204
Purchase of treasury stock	(14,303)
Reduction of unearned ESOP shares			190,794
Balance as of June 30, 2016	2,364,684	$1,009,958	$17,253,072	$(1,408)	$22,820,938

(Continued)

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2016 and 2015

			Unearned	Total
	Treasury Stock		ESOP	Stockholders
	Shares	Amount	Shares	Equity
Balance as of June 30, 2014	661,764	$(7,328,864)	$(1,408,872)	$29,646,945
Comprehensive income:
Net income				3,183,127
Other comprehensive loss,
net of tax of $(1,588)				(2,949)
Total comprehensive income				3,180,178
Stock options exercised	(8,130)	67,072		141,477
Stock option expense				62,416
Dividends paid on common stock
$1.00 per share				(2,288,978)
Tax effect of stock options exercised				26,835
Tax effect of dividends on
unallocated ESOP shares				24,862
Purchase of treasury stock	13,553	(320,504)		(320,504)
Reduction of unearned ESOP shares			264,915	457,643
Balance as of June 30, 2015	667,187	$(7,582,296)	$(1,143,957)	$30,930,874
Comprehensive income:
Net income				3,175,801
Other comprehensive income,
net of tax of $2,874				2,978
Total comprehensive income				3,178,779
Stock options exercised	(16,300)	134,475		296,963
Stock option expense				97,045
Dividends paid on common stock
$1.00 per share				(2,256,018)
Tax effect of stock options exercised				17,141
Tax effect of dividends on
unallocated ESOP shares				35,204
Purchase of treasury stock	14,303	(355,418)		(355,418)
Reduction of unearned ESOP shares			252,874	443,668
Balance as of June 30, 2016	665,190	$(7,803,239)	$(891,083)	$32,388,238

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities:
Net income	$3,175,801	$3,183,127
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from share-based compensation	(17,141)	(26,835)
Tax effect of dividends on unallocated ESOP shares	35,204	24,862
Stock-based compensation	97,045	62,416
Depreciation	434,401	445,687
ESOP compensation expense	443,668	457,643
Loss on disposal of assets	147	380
Deferred income tax expense (benefit)	57,735	(66,958)
Changes in assets and liabilities:
Decrease (increase) in trade receivables, net	1,736,937	(3,499,723)
(Increase) decrease in income tax receivable	(329,298)	943,234
Decrease (increase) in inventories, net	852,216	(974,647)
Increase in prepaid expenses and other current assets	(7,748)	(34,164)
(Decrease) increase in accounts payable	(423,325)	248,831
Increase (decrease) in accrued salaries and wages	25,523	(81,602)
Increase (decrease) in vacation accrual	13,928	(2,453)
Decrease in other accrued expenses	(352,186)	(31,136)
Increase (decrease) in payroll and other taxes withheld	2,271	(6,471)
Increase in income taxes payable	14,424	29,551
Net cash provided by operating activities	$5,759,602	$671,742

(Continued)

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2016 and 2015

	2016	2015
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(284,210)	(266,029)
Purchase of investment securities	(4,930,146)	(3,921,537)
Proceeds from sale/maturity of investment securities	3,514,997	4,668,836
Net cash (used in) provided by investing activities	(1,699,359)	481,270
Cash Flows from Financing Activities:
Dividends on common stock	(2,846,690)	(1,698,306)
Purchase of treasury stock	(355,418)	(320,504)
Proceeds from exercise of stock options	296,963	141,477
Excess tax benefits from share-based compensation	17,141	26,835
Net cash used in financing activities	(2,888,004)	(1,850,498)
Increase (decrease) in cash and short term Investments	1,172,239	(697,486)
Cash and cash equivalents, beginning of the year	8,859,405	9,556,891
Cash and cash equivalents, end of the year	$10,031,644	$8,859,405
Supplemental Schedule of Cash Flow Information:
Income taxes paid	$1,511,000	$384,000
Supplemental Schedule of Non-cash Financing Activities:
Accrual of dividends	$—	$590,672

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

Income Taxes

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, "Accounting for Income Taxes."

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

Investment Securities

The Company accounts for its investment securities in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.”  Investment securities at June 30, 2016 and June 30, 2015 consist of certificates of deposit and municipal bonds.  The Company classifies investment securities as available-for-sale.  Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.  Realized gains and losses for securities classified as available-for-sale are included in earnings and are determined using the specific identification method.  Interest income is recognized when earned.  Fair values are based on quoted market prices available as of the balance sheet date, and are therefore considered a Level 1 valuation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2016 and 2015 because of the immediate or short-term maturity of these financial instruments.

Accounts receivable and allowance for doubtful accounts

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables.  Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures.  Accounts receivable are reported net of an allowance for doubtful accounts.  The Company estimates the allowance based on its analysis of specific balances.  An account is generally considered past due after thirty (30) days from the invoice date.  Interest is not charged on past due balances.  Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2016 and 2015.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income for fiscal years ended June 30, 2016 and 2015 consists of unrealized holding gains and losses on available-for-sale securities.

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

Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.”  ASU No. 2015-11 requires inventory measured using any method other than last-in, first out or the retail inventory method to be subsequently measured at the lower of cost and net realizable value, rather than at the lower of cost or market.  Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose, and transport such inventory.  ASU No. 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016.  ASU No. 2015-11 is required to be applied prospectively and early adoption is permitted.  The Company’s adoption of ASU No. 2015-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

In subsequent periods, the FASB issued additional ASUs intended to clarify specific aspects related to the interpretation and implementation of ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” to provide guidance on principal versus agent considerations by an entity as discussed in ASU No. 2014-09. ASU No. 2016-08 provides criteria to be assessed by an entity when determining whether it is the principal or agent in relation to the goods or services which the company is contractually obligated to provide to the customer. Among these considerations are; identifying the unit of account at which the entity should assess whether it is a principal or an agent, identifying the nature of the good or service provided to the customer; applying the control principle to certain types of transactions; and, interaction of the control principle with the indicators provided to assist in the principle versus agent evaluation. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers – (Topic 606): Identifying Performance Obligations and Licensing” to provide implementation guidance related to the necessary judgements required in identifying performance obligations of a contract and guidance related to recognition of licensing revenues. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers – (Topic 606): Narrow-Scope Improvements and Practical Expedients” to provide guidance related to the implementation of ASU No. 2014-09 in the following areas; assessing collectability for contracts that do not meet Step 1 of revenue recognition, presentation of sales taxes, noncash consideration, contract modifications at transition, and completed contracts at transition.

These standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods therein.  We are currently evaluating the impact of our pending adoption of ASU No. 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2019.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The guidance requires the classification of deferred tax assets and liabilities as non-current in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update. ASU No. 2015-17 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU No. 2015-17 may be applied prospectively or retrospectively, and early adoption is permitted. Adoption of ASU No. 2015-17 would have the following impact on the Company’s financial statements at June 30, 2016; a decrease in current assets of $252,558, a decrease in non-current liabilities of $203,237 and an increase in non-current assets of $49,321.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in this Update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments (primarily equity securities) in order to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU No. 2016-01 will be effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is evaluating the impact that ASU No. 2016-01 will have on the Company's financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Additionally, this ASU allows an entity to make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures as they occur. ASU No. 2016-09 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU No. 2016-09 may be applied prospectively or retrospectively, and early adoption is permitted. The Company is evaluating the impact that ASU No. 2016-09 will have on the Company's financial statements.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no impairments of long-lived assets in fiscal 2016 and 2015.  Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet, if applicable.

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

Note 3. Investment Securities

Investment securities at June 30, 2016 and June 30, 2015 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at June 30, 2016 and June 30, 2015 are as follows:

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 3. Investments Securities, Continued

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2016
Certificates of deposit	$4,871,000	$—	$—	$4,871,000
Municipal bonds	707,593	1,466	—	709,059
2016 Total investment securities	$5,578,593	$1,466	$—	$5,580,059
2015
Certificates of deposit	$3,272,000	$—	$—	$3,272,000
Municipal bonds	893,804	1,288	(8,035)	887,057
2015 Total investment securities	$4,165,804	$1,288	$(8,035)	$4,159,057

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At June 30, 2016, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of June 30, 2016 and June 30, 2015, the contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total

2016
Available-for-sale	$4,811,511	$768,548	$5,580,059
2015
Available-for-sale	$3,522,728	$636,329	$4,159,057

Note 4. Contracts in Process

Contracts in process at June 30, 2016 and 2015 are as follows:

	2016	2015
Gross contract value	$39,061,415	$36,424,194
Costs related to contracts in process, net of progress payments
of $18,313 and $19,626 in fiscal 2016 and 2015	$8,810,145	$9,542,423

Included in costs relating to contracts in process at June 30, 2016 and 2015 are costs of $3,944,035 and $3,515,008, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statement of comprehensive income until the units under contract are shipped.

Note 5. Property, Plant and Equipment

Property, plant and equipment at June 30, 2016 and 2015 is as follows:

	2016	2015
Land	$45,000	$45,000
Building and improvements	4,259,266	4,252,354
Machinery and equipment	8,735,432	8,506,662
Furniture and fixtures	159,951	160,867
	13,199,649	12,964,883
Accumulated depreciation	(10,851,124)	(10,466,020)
Property, plant and equipment, net	$2,348,525	$2,498,863

Depreciation expense was $434,401 and $445,687 during the years ended June 30, 2016 and 2015, respectively.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 6. Pension Expense

Under terms of a negotiated union contract which expires on June 30, 2018, the Company is obligated to make contributions to a union-sponsored International Brotherhood of Electrical Workers Local 1799 defined benefit pension plan (Plan identifying number is 14-6065199) covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $97,336 in fiscal 2016 and $89,198 in fiscal 2015. These contributions represent more than five percent of the total plan contributions. For the years beginning January 1, 2016 and 2015, the Plan was in the “green zone” which means it is neither endangered nor critical status. A Funding Improvement Plan, entered into by Plan Trustees in fiscal 2013, when the plan was in “critical status,” calls for an increase in contributions starting January 1, 2016 of $0.04 per hour for each year for five years thereafter. The increase did not and will not have a material impact on the Company’s financial statements.

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $47,175 and $37,703, for fiscal years 2016 and 2015, respectively.

Note 7. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2016 and 2015 is as follows:

	2016	2015
Current tax expense - federal	$1,230,367	$1,402,033
Current tax (benefit) - state	(1,396)	(20,386)
Deferred tax expense (benefit)	57,735	(66,958)
Provision for income taxes	$1,286,706	$1,314,689

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

The combined U.S. federal and state effective income tax rates of 28.8% and 29.2%, for 2016 and 2015 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2016	2015
U.S. federal statutory income tax rate	34.0%	34.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	—	0.1
ESOP cost versus Fair Market Value	1.5	1.5
Dividend on allocated ESOP shares	(3.2)	(6.7)
Qualified production activities	(2.7)	(2.7)
Stock-based compensation	(0.2)	(0.3)
Other	(0.6)	3.3
Effective tax rate	28.8%	29.2%

For the years ended June 30, 2016 and 2015 deferred income tax expense (benefit) of $57,735 and ($66,958), respectively, result from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2016 and 2015 are presented as follows:

	2016	2015
Deferred tax assets:
Accrued expenses	$151,210	$295,673
ESOP	90,072	102,355
Stock-based compensation	74,287	23,602
Inventory - effect on uniform capitalization	27,266	12,407
Unrealized (gain)/loss on investment securities	(513)	2,361
Other	308	638
Total deferred tax assets	$342,630	$437,036
Deferred tax liability:
Property, plant and equipment - principally due
to differences in depreciation methods	$293,309	$327,106
Total deferred tax liability	293,309	327,106
Net deferred tax asset	$49,321	$109,930

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

As of June 30, 2016 and 2015, the Company has no unrecognized tax benefits.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 7. Provision for Income Taxes, Continued

The Company recognizes interest and penalties related to uncertain tax positions, if any, in general and administrative expense. As of June 30, 2016, the Company has not recorded any provision for accrued interest and penalties related to uncertain tax positions.

By federal and state tax statue, federal and state tax returns are subject to audit for three years from date of filing, unless the return was audited within that period. As such, federal returns for tax years ending June 30, 2016, 2015, 2014, and 2013 remain open to examination by the IRS. State returns for tax years ending June 30, 2016, 2015 and 2014 remain open to examination by the State of New York.

Note 8. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customers accounted for approximately 49% total sales in fiscal 2016. Sales to three domestic customers accounted for approximately 61% of total sales in fiscal 2015.

Export sales in fiscal 2016 and fiscal 2015 were approximately $2,125,000 and $2,384,000, respectively.

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 10. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $443,668 and $457,643 for the years ended June 30, 2016 and 2015, respectively. The ESOP shares as of June 30, 2016 and 2015 were as follows:

	2016	2015
Allocated shares	441,095	459,864
Unreleased shares	61,667	79,167
Total shares held by the ESOP	502,762	539,031
Fair value of unreleased shares	$1,603,959	$2,058,342

During the twelve months ended June 30, 2016, the Company repurchased 14,303 shares previously held in the ESOP for $355,418. During the twelve months ended June 30, 2015 the Company repurchased 13,553 shares previously held by the ESOP for $320,504.

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

Total stock-based compensation expense recognized in the statement of comprehensive income for the fiscal years ended June 30, 2016 and 2015, was $97,045 and $62,416, respectively, before income taxes. The related total deferred tax benefit was approximately $7,971 and $5,779, for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of June 30, 2016, there was approximately $85,085 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years. The total deferred tax benefit related to these awards is approximately $6,766.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 237,150 have been granted and 163,250 are outstanding as of June 30, 2016. While no further grants of options may be made under the 2000 Plan, as of June 30, 2016, 7,200 options remain outstanding, vested, and exercisable from the 2000 Plan.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life, and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the year ended June 30, 2016 and 2015.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 11. Stock-based Compensation, Continued

	2016		2015
Dividend yield	3.99%		3.85%
Expected stock price volatility	27.80%		31.27%
Risk-free interest rate	1.20%		1.34%
Expected option life (in years)	4.2	yrs	4.1	yrs
Weighted average fair value per share
of options granted during the period	$3.866		$4.616

The Company pays dividends quarterly and paid cash dividends totaling $1.00 per share for the twelve months ended June 30, 2016 and 2015. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the twelve months ended June 30, 2016:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2015	187,500	$23.38	6.26
Granted	3,000	$25.12	9.69
Exercised	(16,300)	$18.22	—
Forfeited or expired	(3,750)	$26.02	—
Outstanding at June 30, 2016	170,450	$23.84	5.73	$469,132
Vested or expected to vest at June 30, 2016	163,794	$23.75	5.60	$457,193
Exercisable at June 30, 2016	124,650	$23.00	4.56	$469,132

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2016. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the twelve months ended June 30, 2016 and 2015 was $40,981 and $53,936, respectively.

The following table summarizes changes in non-vested stock options during the twelve months ended June 30, 2016:

	Weighted
	Number of	Average
	Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-Vested at July 1, 2015	69,300	$4.310
Granted	3,000	3.866
Vested	(25,250)	3.777
Forfeited or expired	(1,250)	4.710
Non-Vested at June 30, 2016	45,800	$4.564

Note 12. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 8, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 40% represented by two customers at June 30, 2016 and 60% represented by three customers at June 30, 2015.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 12. Concentration of Credit Risk, Continued

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 14. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2016 and 2015. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

Note 15. Stockholders' Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2016:

Stock options outstanding	170,450
Stock options available for issuance	193,600
Number of common shares reserved	364,050

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the years ended June 30:

	2016	2015
Numerator:
Net Income	$3,175,801	$3,183,127
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	2,362,687	2,368,110
Unearned ESOP shares	(79,167)	(97,500)
Weighted average common shares issued during the period	5,975	3,364

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 15. Stockholders' Equity, Continued

Weighted average common shares purchased during the period	(10,395)	(9,442)
Weighted average ESOP shares earned during the period	6,586	6,894
Denominator for basic earnings per common shares –
Weighted average common shares	2,285,686	2,271,426
Diluted EPS:
Common shares outstanding, beginning of period	2,362,687	2,368,110
Unearned ESOP shares	(79,167)	(97,500)
Weighted average common shares issued during the period	5,975	3,364
Weighted average common shares purchased during the period	(10,395)	(9,442)
Weighted average ESOP shares earned during the period	6,586	6,894
Weighted average dilutive effect of stock options	16,348	19,116
Denominator for diluted earnings per common shares –
Weighted average common shares	2,302,034	2,290,542

Not included in this computation of earnings per share for the year ended June 30, 2016 and 2015 were options to purchase 113,250 and 25,250 shares, respectively, of the Company’s common stock. These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.

The Company paid cash dividends on common stock of $1.00 per share for the fiscal year ended June 30, 2016 and 2015 (of which $0.25 per share was accrued at June 30, 2015). Subsequent to June 30, 2016, the Board of Directors has authorized the payment of a fiscal 2017 first quarter dividend of $0.25 payable September 29, 2016 to shareholders of record on September 22, 2016. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during any future years.

Note 16. Line of Credit

At June 30, 2016, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest payments equal to the LIBOR Daily Floating Rate plus 2.00%. Any borrowing under the line of credit will be collateralized by accounts receivable. The line will be reviewed annually for renewal. All outstanding balances are payable no later than the expiration date of the agreement, unless other terms are agreed to by the lender.

Note 17. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter
Net sales	$6,279,436	$7,242,020	$7,217,922	$6,731,987
Gross profit	1,968,320	1,588,043	2,148,223	1,667,096
Net income	878,530	614,427	972,468	710,376
Net income per share -
Basic	0.38	0.27	0.43	0.31
Diluted	0.38	0.27	0.43	0.30
2015
Net sales	$5,693,472	$5,697,083	$6,470,286	$8,970,864
Gross profit	1,810,079	2,258,735	1,437,534	1,635,225
Net income	911,221	1,219,082	506,369	546,455
Net income per share -
Basic	0.40	0.54	0.22	0.24
Diluted	0.40	0.54	0.22	0.23

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2016.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on December 2, 2016) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, Signatures
3.1	Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10-K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8-K dated February 26, 2009)
4.1	Second Amended and Restated Rights Agreement, dated December 18, 2009, between Espey Mfg. & Electronics Corp. and Registrar and Transfer Company (incorporated by reference to Exhibit 4.01 to Espey’s Report on Form 8-K dated December 18, 2009)
4.2	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)
10.1	2000 Stock Option Plan (incorporated by reference to Espey's Definitive Proxy Statement dated December 6, 1999 for the January 4, 2000 Annual Meeting)
10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)
10.5	Retired Director Compensation Program and Mandatory Retirement Agreement (incorporated by reference to Exhibit 10.5 to Espey's Report on Form 10-Q dated May 12, 2011)
10.6	Retired Director Compensation Program and Mandatory Retirement Agreement – Paul Corr (incorporated by reference to Exhibit 10.6 to Espey's Report on Form 10-Q dated May 12, 2011)
10.7	Retired Director Compensation Program and Mandatory Retirement Agreement – Carl Helmetag (incorporated by reference to Exhibit 10.7 to Espey's Report on Form 10-Q dated May 12, 2011)
10.8	Retired Director Compensation Program and Mandatory Retirement Agreement – Barry Pinsley (incorporated by reference to Exhibit 10.8 to Espey's Report on Form 10-Q dated May 12, 2011)
10.9	Retired Director Compensation Program and Mandatory Retirement Agreement – Howard Pinsley (incorporated by reference to Exhibit 10.9 to Espey's Report on Form 10-Q dated May 12, 2011)
10.10	Retired Director Compensation Program and Mandatory Retirement Agreement – Alvin Sabo (incorporated by reference to Exhibit 10.10 to Espey's Report on Form 10-Q dated May 12, 2011)
10.11	Retired Director Compensation Program and Mandatory Retirement Agreement – Michael Wool (incorporated by reference to Exhibit 10.11 to Espey's Report on Form 10-Q dated May 12, 2011)
10.13	Executive Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.13 on Espey’s Report on Form 8-K dated March 4, 2014)
10.14	Executive Employment Agreement with Peggy Murphy (incorporated by reference to Exhibit 10.14 on Espey’s Report on Form 8-K dated March 4, 2014)
10.15	Executive Employment Agreement with Patrick Enright, Jr. (incorporated by reference to Exhibit 10.15 on Espey’s Report on Form 8-K dated January 20, 2015)
10.15a	First Amendment to Employment Agreement with Patrick Enright, Jr. (incorporated by reference to Exhibit 10.15a on Espey’s Report on Form 8-K dated March 7, 2016)
11.1	Statement re: Computation of Per Share Net income (filed herewith)
14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)

23.1	Consent of Freed Maxick CPAs, P.C. (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

S I G N A T U R E S

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/Patrick Enright Jr.
Patrick Enright Jr.
President and Chief Executive Officer
September 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Patrick Enright Jr.	President and Chief Executive Officer
Patrick Enright Jr.	September 12, 2016

/s/David O’Neil	Treasurer and Principal Financial Officer
David O'Neil	September 12, 2016

/s/Katrina Sparano	Assistant Treasurer
Katrina Sparano	September 12, 2016

/s/Howard Pinsley	Chairman of the Board
Howard Pinsley	September 12, 2016

/s/Barry Pinsley	Director
Barry Pinsley	September 12, 2016

/s/Michael W. Wool	Director
Michael W. Wool	September 12, 2016

/s/Paul J. Corr	Director
Paul J. Corr	September 12, 2016

/s/Alvin O. Sabo	Director
Alvin O. Sabo	September 12, 2016

/s/Carl Helmetag	Director
Carl Helmetag	September 12, 2016