Form 10-Q
period 2016-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2016-11-14
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

☐ Yes          ☒ No

At November 14, 2016, there were 2,364,684 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

September 30, 2016 (Unaudited) and June 30, 2016

	September 30, 2016	June 30, 2016
ASSETS:
Cash and cash equivalents	$8,570,213	$10,031,644
Investment securities	8,713,709	5,580,059
Trade accounts receivable, net of allowance of $3,000	3,891,177	4,957,464
Income tax receivable	283,523	329,298

Inventories:
Raw materials	1,342,328	1,418,862
Work-in-process	711,164	504,674
Costs related to contracts in process, net of advance
payments of $18,313 at September 30, 2016 and
June 30, 2016	8,283,688	8,810,145
Total inventories	10,337,180	10,733,681
Deferred tax assets	239,898	252,558
Prepaid expenses and other current assets	202,367	219,688
Total current assets	32,238,067	32,104,392

Property, plant and equipment, net	2,396,124	2,348,525
Total assets	$34,634,191	$34,452,917

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$876,438	$552,787
Accrued expenses:
Salaries and wages	352,642	357,910
Vacation	667,392	704,761
ESOP payable	93,292	—
Other	137,641	196,631
Payroll and other taxes withheld	48,119	49,353
Total current liabilities	2,175,524	1,861,442
Deferred tax liabilities	202,711	203,237
Total liabilities	2,378,235	2,064,679
Commitments and contingencies (see Note 5)
Common stock, par value $.33-1/3 per share.
Authorized 10,000,000 shares; Issued 3,029,874 shares
as of September 30, 2016 and June 30, 2016. Outstanding
2,364,684 as of September 30, 2016 and June 30, 2016
(includes 57,500 and 61,667 Unearned ESOP shares,	1,009,958	1,009,958
respectively)
Capital in excess of par value	17,276,405	17,253,072
Accumulated other comprehensive loss	(2,094)	(1,408)
Retained earnings	22,666,009	22,820,938
	40,950,278	41,082,560
Less: Unearned ESOP shares	(891,083)	(891,083)
Cost of 665,190 shares of common stock in treasury
as of September 30, 2016 and June 30, 2016	(7,803,239)	(7,803,239)
Total stockholders’ equity	32,255,956	32,388,238
Total liabilities and stockholders' equity	$34,634,191	$34,452,917

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2016 and 2015

	September 30, 2016	September 30, 2015

Net sales	$6,068,684	$6,279,436
Cost of sales	4,724,936	4,311,116
Gross profit	1,343,748	1,968,320

Selling, general and administrative expenses	772,667	749,650
Operating income	571,081	1,218,670

Other income:
Interest income	12,021	7,453
Other	7,002	17,988
Total other income	19,023	25,441

Income before provision for income taxes	590,104	1,244,111

Provision for income taxes	169,279	365,581

Net income	$420,825	$878,530

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	(686)	1,779

Total comprehensive income	$420,139	$880,309

Net income per share:
Basic	$0.18	$0.38
Diluted	$0.18	$0.38

Weighted average number of shares outstanding:
Basic	2,303,062	2,284,124
Diluted	2,318,986	2,303,805

Dividends per share:	$0.25	$0.25

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2016 and 2015

	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities:
Net income	$420,825	$878,530

Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	—	(15,021)
Stock-based compensation	23,333	30,466
Depreciation	108,131	110,199
ESOP compensation expense	108,709	113,094
Loss on disposal of assets	—	8
Deferred income tax expense	12,504	16,789
Changes in assets and liabilities:
Decrease in trade receivable, net	1,066,287	2,575,057
Decrease income taxes receivable	45,775	—
Decrease (increase) in inventories, net	396,501	(867,509)
Decrease (increase) in prepaid expenses and other current assets	17,321	(39,726)
Increase in accounts payable	323,651	97,343
Decrease in accrued salaries and wages	(5,268)	(45,188)
Decrease in vacation accrual	(37,369)	(38,930)
Decrease in ESOP payable	(15,417)	(19,792)
Decrease in other accrued expenses	(58,990)	(146,152)
(Decrease) increase in payroll and other taxes withheld	(1,234)	1,267
Increase in income taxes payable	—	300,707
Net cash provided by operating activities	2,404,759	2,951,142

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(155,730)	(5,751)
Purchase of investment securities	(4,391,056)	(1,284,178)
Proceeds from sale/maturity of investment securities	1,256,350	448,900
Net cash used in investing activities	(3,290,436)	(841,029)

Cash Flows from Financing Activities:
Dividends on common stock	(575,754)	(570,880)
Proceeds from exercise of stock options	—	13,888
Excess tax benefits from share-based compensation	—	15,021
Net cash used in financing activities	(575,754)	(541,971)

(Decrease) increase in cash and cash equivalents	(1,461,431)	1,568,142
Cash and cash equivalents, beginning of period	10,031,644	8,859,405
Cash and cash equivalents, end of period	$8,570,213	$10,427,547

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$111,000	$50,000

Supplemental Schedule of Non-cash Financing Activities:
Accrual of dividends	$—	$590,872

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2016. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

Note 2. Investment Securities and Fair Value of Financial Instruments

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2016 and June 30, 2016 because of the immediate or short-term maturity of these financial instruments.

Investment securities at September 30, 2016 and June 30, 2016 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at September 30, 2016 and June 30, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016
Certificates of deposit	$8,281,000	$—	$—	$8,281,000
Municipal bonds	432,298	662	(251)	432,709
Total investment securities	$8,713,298	$662	$(251)	$8,713,709
June 30, 2016
Certificates of deposit	$4,871,000	$—	$—	$4,871,000
Municipal bonds	707,593	1,466	—	709,059
Total investment securities	$5,578,593	$1,466	$—	$5,580,059

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At September 30, 2016, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of September 30, 2016 and June 30, 2016, the contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
September 30, 2016
Available-for-sale	$8,435,775	$277,934	$8,713,709

June 30, 2016
Available-for-sale	$4,811,511	$768,548	$5,580,059

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 34,750 and 69,300 shares of our common stock for the three months ended September 30, 2016 and September 30, 2015, respectively, as the effect of including them would be anti-dilutive. As Unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended September 30, 2016 and 2015 was $23,333 and $30,466, respectively, before income taxes. The related total deferred tax benefits were approximately $1,765 and $2,676 for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of September 30, 2016, there was approximately $61,752 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years. The total deferred tax benefit related to these awards is approximately $5,001.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 237,150 have been granted and 162,250 are outstanding as of September 30, 2016. While no further grants of options may be made under the 2000 Plan, as of September 30, 2016, 7,200 options remain outstanding, vested and exercisable from the 2000 Plan.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

There were no options awarded for the three months ended September 30, 2016 and 2015.

The Company declares dividends quarterly and paid cash dividends totaling $0.25 for the three months ended September 30, 2016 and declared a cash dividend totaling $0.25 for the three months ended September 30, 2015 which was paid in the subsequent quarter. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during any future years. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

Index

The following table summarizes stock option activity during the three months ended September 30, 2016:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2016	170,450	$23.84	5.73
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(1,000)	$26.09	—
Outstanding at September 30, 2016	169,450	$23.83	5.46	$331,416
Vested or expected to vest at September 30, 2016	162,966	$23.74	5.34	$331,117
Exercisable at September 30, 2016	124,650	$23.00	4.31	$331,416

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on September 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2016. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the three months ended September 30, 2016 and 2015 were $0 and $6,512, respectively.

The following table summarizes changes in non-vested stock options during the three months ended September 30, 2016:

	Weighted Number	Average Grant
	of Shares	Date Fair
	Subject to Option	Value (per Option)
Non-vested at July 1, 2016	45,800	$4.56
Granted	—	—
Vested	—	—
Forfeited or expired	(1,000)	$4.71
Non-vested at September 30, 2016	44,800	$4.56

Note 5. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2016 and 2015. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties.

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

Index

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

In subsequent periods, the FASB issued additional ASUs intended to clarify specific aspects related to the interpretation and implementation of ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” to provide guidance on principal versus agent considerations by an entity as discussed in ASU No. 2014-09. ASU No. 2016-08 provides criteria to be assessed by an entity when determining whether it is the principal or agent in relation to the goods or services which the company is contractually obligated to provide to the customer. Among these considerations are; identifying the unit of account at which the entity should assess whether it is a principal or an agent, identifying the nature of the good or service provided to the customer; applying the control principle to certain types of transactions; and, interaction of the control principle with the indicators provided to assist in the principle versus agent evaluation. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers – (Topic 606): Identifying Performance Obligations and Licensing” to provide implementation guidance related to the necessary judgements required in identifying performance obligations of a contract and guidance related to recognition of licensing revenues. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers – (Topic 606): Narrow-Scope Improvements and Practical Expedients” to provide guidance related to the implementation of ASU No. 2014-09 in the following areas; assessing collectability for contracts that do not meet Step 1 of revenue recognition, presentation of sales taxes, noncash consideration, contract modifications at transition, and completed contracts at transition.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The guidance requires the classification of deferred tax assets and liabilities as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a taxpaying component of an entity be offset and presented as a single amount is not affected by this update. ASU No. 2015-17 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU No. 2015-17 may be applied prospectively or retrospectively, and early adoption is permitted. Adoption of ASU No. 2015-17 would have the following impact on the Company’s financial statements at September 30, 2016; a decrease in current assets of $239,898, a decrease in noncurrent liabilities of $202,711 and an increase in noncurrent assets of $37,187.

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

Index

Note 7. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all non-union employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $108,709 and $113,094 for the three-month periods ended September 30, 2016 and 2015, respectively. The ESOP shares as of September 30, 2016 and 2015 were as follows:

	September 30, 2016	September 30, 2015
Allocated shares	441,095	459,864
Committed-to-be-released shares	4,167	4,375
Unreleased shares	57,500	74,792

Total shares held by the ESOP	502,762	539,031

Fair value of unreleased shares	$1,453,025	$1,836,144

During the three months ended September 30, 2016 and 2015, the Company did not repurchase any shares held by the ESOP.

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

Espey services include design and development to specification, build to print, design services, design studies, environmental testing services, metal fabrication, painting services, and development of automatic testing equipment. Espey is vertically integrated, meaning that the Company produces individual components (including inductors), populates printed circuit boards, fabricates metalwork, paints, wires, qualifies, and fully tests items, mechanically, electrically and environmentally, in house. Portions of the manufacturing and testing process may be subcontracted to vendors.

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

Our business is not seasonal. However, the concentration of our business in the rail industry, and in equipment for military applications including our customer concentrations, expose us to on-going associated risks including, without limitation, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, the potential of governmental termination of orders for convenience, and the general health of our largest customers.

Uncertainty in federal defense spending and the current decline in the rail industry continues to drive competition. Many of our competitors have been aggressively investing in upfront product design costs and lowering profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of short term profit. This change in the market place has put pressure on the pricing of our current products and will result in lower margins on new business and some of our legacy business. In order to compete effectively for new business, in some cases we invest in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we have adjusted our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs. This trend will continue in the current fiscal year as we continue to invest in new programs and aggressively quote long-term programs in an effort to grow the business.

In order to maintain a balanced business, we are currently putting emphasis on securing “build to print” opportunities, which will allow production work to go directly to the manufacturing floor, limiting the impact on our engineering staff. This effort will keep our manufacturing team busy while the products being developed transition to production over the next six to eighteen months.

Index

The Company's backlog was approximately $34.2 million at September 30, 2016 which includes $22.5 million from two significant customers compared to $33.6 million at September 30, 2015 which included $20.5 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded portions of the backlog at September 30, 2016 and 2015 were $0. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management includes in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status.

Management expects revenues in fiscal year 2017 to be less than revenues during fiscal 2016. This is primarily due to a decline we are experiencing in our industrial sector. As reported in our report on Form 10-K for the fiscal year ended June 30, 2016, a significant customer in the rail market advised us of its expectations for a scaled-back purchase plan due to falling demand for locomotives. For the three months ended September 30, 2016, shipments to this significant customer declined by 41% as compared with the same period in 2015. We are working closely with our rail industry partners to secure long-term agreements that will allow us to support them through this downturn and provide a resumption of business for the Company upon a rail industry recovery. The anticipated sales decline in the rail industry may be offset, in part, by a new product for a customer in the military market which is currently in the final stages of design development and qualification testing. If the testing is successful, shipments of the product are expected to begin in the third quarter of the fiscal year.

In order to address the downturn in the rail market and its impact on future sales and income, we have also launched two additional military power supply designs in fiscal 2016, each for a different customer. All designs have progressed through critical design and have proceeded into qualification testing. We expect these new products to have significant multi-year production runs post qualification.

New orders received in the first three months of fiscal 2017 were approximately $1.2 million as compared to $3.4 million of new orders received in the first three months of fiscal 2016. It is presently anticipated that a minimum of $17 million of orders comprising the September 30, 2016 backlog will be filled during the fiscal year ending June 30, 2017. The minimum of $17 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2017. The estimate of the September 30, 2016 backlog to be shipped in fiscal 2017 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $59.7 million in the aggregate as of November 9, 2016 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and industrial locomotive power supply procurement generally.

Net sales to four significant customers represented 68.4% of the Company's total sales for the three-month period ended September 30, 2016, and net sales to two significant customers represented 60.4% of the Company’s total sales for the three-month period ended September 30, 2015. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales and mitigating excessive reliance upon a single major product of a particular program or minimizing the impact of the loss of a single significant customer.

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

Index

Results of Operations

Net sales decreased for the three months ended September 30, 2016 to $6,068,684 as compared to $6,279,436 for the same period in 2015. The decrease in net sales is primarily due to a decrease in power supply and build to print sales offset by an increase in magnetic shipments.

For the three months ended September 30, 2016 and 2015 gross profits were $1,343,748 and $1,968,320, respectively. Gross profit as a percentage of sales was 22.1% and 31.3%, for the three months ended September 30, 2016 and 2015, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage decreased in the three months ended September 30, 2016 as compared to September 30, 2015 primarily due to product mix and an increase in expenditures related to engineering design investments, specifically, one of the military power supplies discussed above. The design investment resulted in a 3% decline in the gross profit percentage.

Selling, general and administrative expenses were $772,667 for the three months ended September 30, 2016, an increase of $23,017, compared to the three months ended September 30, 2015. The increase for the three months ended September 30, 2016 relates primarily to an increase in compensation costs due to an increase in number of employees.

Other income for the three months ended September 30, 2016 and 2015 was $19,023 and $25,441, respectively. The decrease is primarily due to a decrease in scrap metal sales.

The effective income tax rate at September 30, 2016 and 2015 was 28.7% and 29.4%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2016, was $420,825 or $0.18 per share, both basic and diluted, compared to $878,530 or $0.38 per share, both basic and diluted, respectively for the three months ended September 30, 2015. The decrease in net income per share was mainly due to lower gross profit resulting from product mix and the increase in expenditures related to engineering design investments made by the company.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital and letter of credit needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2016 and 2015.

The Company's working capital as of September 30, 2016 and 2015 was approximately $30.1 million and $29.1 million, respectively. During the three-month period ended September 30, 2016 and 2015, the Company did not repurchase any shares of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP"). Under existing authorizations from the Company's Board of Directors, as of September 30, 2016, management is authorized to purchase an additional $1,030,326 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Three Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$2,404,759	$2,951,142
Net cash used in investing activities	(3,290,436)	(841,029)
Net cash used in financing activities	(575,754)	(541,971)

Index

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provisions for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease primarily relates to a decrease in net income, the timing of cash collections on accounts receivable offset by the timing of inventory purchases. Net cash used by investing activities increased in the first three months of fiscal 2017 due to an increase in the purchase of investment securities. The increase in cash used in financing activities is due primarily to the fact that no stock options were exercised in the current quarter.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2016 and 2015, the Company expended $155,730 and $5,751, respectively, for plant improvements and new equipment. The Company has budgeted approximately $750,000 for new equipment and plant improvements in fiscal 2017. Management anticipates that the funds required will be available from current operations.

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

Date: November 14, 2016