Form 10-Q
period 2016-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2017-02-09
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

☐ Yes          ☒ No

At February 9, 2017, there were 2,371,321 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2016 (Unaudited) and June 30, 2016

	December 31, 2016	June 30, 2016
ASSETS:
Cash and cash equivalents	$8,857,278	$10,031,644
Investment securities	8,966,041	5,580,059
Trade accounts receivable, net of allowance of $3,000	3,752,842	4,957,464
Income tax receivable	316,228	329,298

Inventories:
Raw materials	1,382,990	1,418,862
Work-in-process	642,876	504,674
Costs related to contracts in process, net of advance
payments of $32,831 and $18,313 at December 31, 2016
and June 30, 2016, respectively	7,316,683	8,810,145
Total inventories	9,342,549	10,733,681

Deferred tax assets	217,764	252,558
Prepaid expenses and other current assets	87,513	219,688
Total current assets	31,540,215	32,104,392

Property, plant and equipment, net	2,355,109	2,348,525
Total assets	$33,895,324	$34,452,917

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$436,135	$552,787
Accrued expenses:
Salaries and wages	179,971	357,910
Vacation	683,551	704,761
ESOP payable	186,043	—
Other	102,179	196,631
Payroll and other taxes withheld	52,865	49,353
Total current liabilities	1,640,744	1,861,442
Deferred tax liabilities	202,248	203,237
Total liabilities	1,842,992	2,064,679

Commitments and contingencies (see Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares
as of December 31, 2016 and June 30, 2016. Outstanding
2,370,521 and 2,364,684 as of December 31, 2016
and June 30, 2016, respectively (includes 53,334	1,009,958	1,009,958
and 61,667 Unearned ESOP shares, respectively)
Capital in excess of par value	17,388,596	17,253,072
Accumulated other comprehensive loss	(2,664)	(1,408)
Retained earnings	22,333,224	22,820,938
	40,729,114	41,082,560
Less: Unearned ESOP shares	(891,083)	(891,083)
Cost of 659,353 and 665,190 shares of common stock
in treasury as of December 31, 2016 and
June 30, 2016, respectively	(7,785,699)	(7,803,239)
Total stockholders’ equity	32,052,332	32,388,238
Total liabilities and stockholders' equity	$33,895,324	$34,452,917

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended December 31, 2016 and 2015

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Net sales	$5,667,624	$7,242,020	$11,736,308	$13,521,456
Cost of sales	4,587,479	5,653,977	9,312,416	9,965,093
Gross profit	1,080,145	1,588,043	2,423,892	3,556,363

Selling, general and administrative expenses	750,381	754,958	1,523,047	1,504,608
Operating income	329,764	833,085	900,845	2,051,755

Other income
Interest income	11,454	10,610	23,475	18,063
Other	7,201	26,563	14,203	44,551
Total other income	18,655	37,173	37,678	62,614

Income before provision for income taxes	348,419	870,258	938,523	2,114,369

Provision for income taxes	104,340	255,831	273,619	621,412

Net income	$244,079	$614,427	$664,904	$1,492,957

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	(570)	(905)	(1,256)	874

Total comprehensive income	$243,509	$613,522	$663,648	$1,493,831

Net income per share:

Basic	$0.11	$0.27	$0.29	$0.65
Diluted	$0.11	$0.27	$0.29	$0.65

Weighted average number of shares outstanding:

Basic	2,308,588	2,276,401	2,305,825	2,280,262
Diluted	2,323,604	2,294,020	2,321,295	2,298,913

Dividends per share:	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities:
Net income	$664,904	$1,492,957

Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	(8,066)	(15,021)
Stock-based compensation	53,048	52,249
Depreciation	216,628	218,021
ESOP compensation expense	216,876	224,175
Loss on disposal of assets	—	147
Deferred income tax expense	34,481	31,600
Changes in assets and liabilities:
Decrease in trade receivable, net	1,204,622	2,656,012
Decrease (increase) income taxes receivable	21,136	(207,551)
Decrease (increase) in inventories, net	1,391,132	(121,508)
Decrease in prepaid expenses and other current assets	132,175	100,561
Decrease in accounts payable	(116,652)	(371,694)
Decrease in accrued salaries and wages	(177,939)	(89,507)
Decrease in vacation accrual	(21,210)	(43,308)
Decrease in ESOP payable	(30,833)	(59,375)
Decrease in other accrued expenses	(94,452)	(100,541)
Increase in payroll and other taxes withheld	3,512	38,595
Increase in income taxes payable	—	12,305
Net cash provided by operating activities	3,489,362	3,818,117

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(223,211)	(82,341)
Purchase of investment securities	(6,232,932)	(2,347,595)
Proceeds from sale/maturity of investment securities	2,845,017	1,282,686
Net cash used in investing activities	(3,611,126)	(1,147,250)

Cash Flows from Financing Activities:
Dividends on common stock	(1,152,618)	(1,710,215)
Purchase of treasury stock	(44,335)	(355,418)
Proceeds from exercise of stock options	136,285	67,558
Excess tax benefits from share-based compensation	8,066	15,021
Net cash used in financing activities	(1,052,602)	(1,983,054)

(Decrease) increase in cash and cash equivalents	(1,174,366)	687,813
Cash and cash equivalents, beginning of period	10,031,644	8,859,405
Cash and cash equivalents, end of period	$8,857,278	$9,547,218

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$218,000	$786,000

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

Note 2. Investment Securities and Fair Value of Financial Investments

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2016 and June 30, 2016 because of the immediate or short-term maturity of these financial instruments.

Investment securities at December 31, 2016 and June 30, 2016 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at December 31, 2016 and June 30, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
Certificates of deposit	$8,889,000	$—	$—	$8,889,000
Municipal bonds	77,508	—	(467)	77,041
Total investment securities	$8,966,508	$—	$(467)	$8,966,041
June 30, 2016
Certificates of deposit	$4,871,000	$—	$—	$4,871,000
Municipal bonds	707,593	1,466	—	709,059
Total investment securities	$5,578,593	$1,466	$—	$5,580,059

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At December 31, 2016, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of December 31, 2016 and June 30, 2016, the contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
December 31, 2016
Available-for-sale	$8,644,000	$322,041	$8,966,041

June 30, 2016
Available-for-sale	$4,811,511	$768,548	$5,580,059
Note 3.	Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 107,700 and 68,550 shares of our common stock for the three and six months ended December 31, 2016 and 2015, respectively, as the effect of including them would be anti-dilutive. As Unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended December 31, 2016 and 2015 was $29,715 and $21,783, respectively, before income taxes. The related total deferred tax benefits were approximately $2,359 and $1,765 for the same periods. Total stock-based compensation expense recognized in the statements of comprehensive income for the six-month periods ended December 31, 2016 and 2015, was $53,048 and $52,249, respectively. The related total deferred tax benefit was approximately $4,124 and $4,441 for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of December 31, 2016, there was approximately $193,945 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years. The total deferred tax benefit related to these awards is approximately $16,896.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007 and supersedes the Company's 2000 Stock Option Plan (the "2000 Plan"). Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 278,300 have been granted and 200,900 are outstanding as of December 31, 2016. While no further grants of options may be made under the 2000 Plan, as of December 31, 2016, 2,200 options remain outstanding, vested and exercisable from the 2000 Plan.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

Index

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of the option award for the six months ended December 31, 2016 and 2015, respectively.

	December 31, 2016	December 31, 2015
Dividend yield	3.85%	3.72%
Expected stock price volatility	29.70%	28.06%
Risk-free interest rate	1.84%	1.60%
Expected option life (in years)	4.6 yrs	4.1 yrs
Weighted average fair value per share	$4.640	$4.431
of options granted during the period

The Company declares dividends quarterly and paid cash dividends totaling $0.50 for the six months ended December 31, 2016 and 2015. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2016:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2016	170,450	$23.84	5.73
Granted	41,150	$26.25	9.93
Exercised	(7,500)	$18.17	—
Forfeited or expired	(1,000)	$26.09	—
Outstanding at December 31, 2016	203,100	$24.53	6.32	$353,212
Vested or expected to vest at December 31, 2016	190,360	$24.42	6.13	$352,610
Exercisable at December 31, 2016	117,150	$23.31	4.25	$353,212

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2016. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the six months ended December 31, 2016 and 2015 were $15,189 and $6,512, respectively.

The following table summarizes changes in non-vested stock options during the three months ended December 31, 2016:

	Weighted Number	Average Grant
	of Shares	Date Fair
	Subject to Option	Value (per Option)
Non-vested at July 1, 2016	45,800	$4.564
Granted	41,150	$4.640
Vested	—	—
Forfeited or expired	(1,000)	$4.710
Non-vested at December 31, 2016	85,950	$4.599

Note 5.	Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2016 and 2015. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties.

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

These standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods therein. We are currently evaluating the impact of our pending adoption of ASU No. 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2019 beginning July 1, 2018.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The guidance requires the classification of deferred tax assets and liabilities as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a taxpaying component of an entity be offset and presented as a single amount is not affected by this update. ASU No. 2015-17 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU No. 2015-17 may be applied prospectively or retrospectively, and early adoption is permitted. Adoption of ASU No. 2015-17 would have the following impact on the Company’s financial statements at December 31, 2016; a decrease in current assets of $217,764, a decrease in noncurrent liabilities of $202,248 and an increase in noncurrent assets of $15,516.

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

Index

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

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all non-union employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $108,167 and $111,081 for the three-month periods ended December 31, 2016 and 2015, respectively. ESOP compensation expense was $216,876 and $224,175 for the six-month periods ended December 31, 2016 and 2015, respectively.

The ESOP shares as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Allocated shares	439,432	423,568
Committed-to-be-released shares	8,333	8,750
Unreleased shares	53,334	70,417

Total shares held by the ESOP	501,099	502,735

Fair value of unreleased shares	$1,389,884	$1,813,238

During the three and six months ended December 31, 2016 the Company repurchased 1,663 shares previously held in the ESOP for $44,335. During the three and six months ended December 31, 2015 the company repurchased 14,303 shares previously held in the ESOP for $355,418.

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

Uncertainty in federal defense spending and the current decline in the rail industry continues to drive competition. Many of our competitors have been aggressively investing in upfront product design costs and lowering profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of short term profit. This has put pressure on the pricing of our current products and will result in lower margins on new business and some of our legacy business. In order to compete effectively for new business, in some cases we invest in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we adjust our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs. This trend will continue in the current fiscal year as we continue to invest in new programs and aggressively quote long-term programs in an effort to grow the business.

In order to maintain a balanced business, we are continuing to place an emphasis on securing “build to print” opportunities, which will allow production work to go directly to the manufacturing floor, limiting the impact on our engineering staff. This effort will keep our manufacturing team busy while the products being developed transition to production. We have had some success with build to print opportunities. The selection of vendors by the potential customers to whom we have submitted quotations is taking longer than we originally anticipated. We will be unable to assess whether our initiative has been successful until the end of this fiscal year.

Index

The Company's backlog was approximately $38.2 million at December 31, 2016 which includes $21.8 million from two significant customers compared to $43.0 million at December 31, 2015 which included $27.4 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management includes in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded portions of the backlog at December 31, 2016 and 2015 were $0.

Management expects revenues in fiscal year 2017 to be less than revenues during fiscal 2016. This is primarily due to a decline we are experiencing in our industrial sector. As reported in our report on Form 10-K for the fiscal year ended June 30, 2016, a significant customer in the rail market advised us of its expectations for a scaled-back purchase plan due to falling demand for locomotives. For the six months ended December 31, 2016, shipments to this significant customer declined by 49% as compared with the same period in 2015 and new orders received from this significant customer declined by 87% as compared with the same period in 2015. We are working closely with our rail industry partners to secure long-term agreements that will allow us to support them through this downturn and provide a resumption of business for the Company upon a rail industry recovery. The anticipated sales decline in the rail industry may be offset, in part, by a new product for a customer in the military market which is currently in the final stages of design development and qualification testing. If the testing is successful, shipments of the product are expected to begin in the fourth quarter of the current fiscal year.

In order to address the downturn in the rail market and its impact on future sales and income, we also launched two additional military power supply designs in fiscal 2016, each for a different customer. All designs have progressed through critical design and have proceeded into qualification testing. We are experiencing some delays in qualification testing on one of these programs and expect future production orders to be delayed as well. We expect these new products to have significant multi-year production runs post qualification.

New orders received in the six months of fiscal 2017 were approximately $10.9 million as compared to $20.2 million of new orders received in the first six months of fiscal 2016, which included a $10.1 million initial production delivery order attributable to an award of a significant contract from the Federal Government for a power supply we have designed and is currently in the final stages of qualification. While we expect future procurements under this contract, due to the contract’s nature future procurements are not guaranteed and require the approval and allocation of funds by the Federal Government. The next procurement installment of the multi-year contract award is not expected until the product enters full-rate production, currently scheduled to commence in the fourth quarter of fiscal 2017. Each new order could be in the $10 million range. The orders received in the second quarter of fiscal 2017 include a power supply design and build contract from a new customer totaling approximately $3 million. If successful in design, this power supply could have a large volume of sales in future years, although currently we are unable to quantify the amount.

It is presently anticipated that a minimum of $11 million of orders comprising the December 31, 2016 backlog will be filled during the fiscal year ending June 30, 2017. The minimum of $11 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2017. The estimate of the December 31, 2016 backlog to be shipped in fiscal 2017 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $54 million in the aggregate as of January 31, 2017 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and industrial locomotive power supply procurement generally.

Net sales to two significant customers represented 38.4% and 49.8% of the Company's total sales for the three-month period ended December 31, 2016 and 2015, respectively. Net sales to two significant customers represented 42.6% and 54.7% of the Company’s total sales for the six-month periods ended December 31, 2016 and 2015, respectively. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales and mitigating excessive reliance upon a single major product of a particular program or minimizing the impact of the loss of a single significant customer.

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

Results of Operations

Net sales decreased for the three months ended December 31, 2016, to $5,667,624 as compared to $7,242,020 for the same period in 2015. Net sales for the six months ended December 31, 2016, decreased to $11,736,308 as compared to $13,521,456 for the same period in 2015. For the three and six months ended December 31, 2016, the decrease in net sales is primarily due to the decrease in shipments in power supplies resulting from the scaled-back procurement by a significant customer due to falling demand offset by an increase in magnetic shipments.

For the three months ended December 31, 2016 and 2015, gross profits were $1,080,145 and $1,588,043, respectively. Gross profit as a percentage of sales was 19.1% and 21.9%, for the three months ended December 31, 2016 and 2015, respectively. For the six months ended December 31, 2016 and 2015, gross profits were $2,423,892 and $3,556,363, respectively. Gross profit as a percentage of sales was 20.7% and 26.3%, for the six months ended December 31, 2016 and 2015, respectively. The primary factors in determining gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage decreased in the three and six months ended December 31, 2016 as compared to the same period in 2015 due to product mix and an increase in expenditures related to engineering design investments, specifically, one of the military power supplies discussed above. The design investment resulted in a 4.1% and 3.6% decline in the gross profit percentage for the three and six months ended December 31, 2016, respectively.

Selling, general and administrative expenses were $750,381 for the three months ended December 31, 2016; a decrease of $4,577, compared to the three months ended December 31, 2015. Selling, general and administrative expenses were $1,523,047 for the six months ended December 31, 2016; an increase of $18,439 compared to the six months ended December 31, 2015. The decrease for the three months ended December 31, 2016 relates primarily to a decrease in professional services. The increase for the six months ended December 31, 2016 relates primarily to increased compensation costs offset by a decrease in professional services.

Other income for the three months ended December 31, 2016 and 2015, was $18,655 and $37,173, respectively. Other income for the six months ended December 31, 2016 and 2015, was $37,678 and $62,614, respectively. The decrease is primarily due to a reduction in scrap sales partially offset by an increase in interest income.

The Company’s effective tax rates for the three and six months ended December 31, 2016, were 29.9% and 29.2%, respectively, compared to 29.4% for the three and six months ended December 31, 2015. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended December 31, 2016, was $244,079 or $0.11 per share both basic and diluted, respectively compared to $614,427 or $0.27 per share both basic and diluted, for the three months ended December 31, 2015. Net income for the six months ended December 31, 2016, was $664,904 or $0.29 per share both basic and diluted compared to $1,492,957 or $0.65 per share both basic and diluted for the six months ended December 31, 2015. The decrease in net income per share for the three and six months ended December 31, 2016 compared to the same period in 2015 was mainly due to lower gross profit resulting from lower sales and lower gross profit percentage resulting from product mix and the increase in expenditures related to engineering design investments made by the company.

Index

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital and letter of credit needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2016 and 2015.

The Company's working capital as of December 31, 2016 and 2015 was approximately $29.9 million and $28.9 million, respectively. During the three and six-months ended December 31, 2016 the Company repurchased 1,663 shares of its common stock from the Company’s Employee Retirement Plan and Trust (“ESOP”) for a purchase price of $44,335. During the three and six months ended December 31, 2015 the Company repurchased 14,303 shares of its common stock from the ESOP for a purchase price of $355,418. Under existing authorizations from the Company's Board of Directors, as of December 31, 2016, management is authorized to purchase an additional $985,991 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Six Months Ended December 31,
	2016	2015
Net cash provided by operating activities	$3,489,362	$3,818,117
Net cash (used in) investing activities	(3,611,126)	(1,147,250)
Net cash (used in) financing activities	(1,052,602)	(1,983,054)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provisions for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities primarily relates to a decrease in net income and the decrease in cash collections on accounts receivable offset by the reduction in payments for inventory purchases for the period. Net cash used by investing activities increased in the first six months of fiscal 2017 due to an increase in the purchase of investment securities. The decrease in cash used in financing activities is due primarily to the fact that fewer shares were purchased from the Company’s ESOP during the six months ended December 31, 2016 compared with the same period in 2015. In addition, cash expended for the six months ended December 31, 2015 included the dividend payable at June 30, 2015.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2016 and 2015, the Company expended $223,211 and $82,341, respectively, for plant improvements and new equipment. The Company has budgeted approximately $750,000 for new equipment and plant improvements in fiscal 2017. Management anticipates that the funds required will be available from current operations.

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

Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold -None
(c)	Securities Repurchased
Purchases of Equity Securities
			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
December 1 to
December 31, 2016	1,663	$26.46	1,663	$985,991
(1)	Pursuant to a prior Board of Directors authorization, as of December 31, 2016 the Company can repurchase up to $985,991 of its common stock pursuant to an ongoing plan.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: February 9, 2017