Form 10-Q
period 2017-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2017-05-11
CIK 33533

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

☐ Yes     ☒ No

At May 11, 2017, there were 2,371,321 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2017 (Unaudited) and June 30, 2016

	March 31, 2017	June 30, 2016
ASSETS:
Cash and cash equivalents	$9,386,048	$10,031,644
Investment securities	9,210,421	5,580,059
Trade accounts receivable, net of allowance of $3,000	3,374,256	4,957,464
Income tax receivable	230,753	329,298

Inventories:
Raw materials	1,361,409	1,418,862
Work-in-process	643,703	504,674
Costs related to contracts in process, net of advance
payments of $16,692 and $18,313 at March 31, 2017
and June 30, 2016, respectively	6,837,320	8,810,145
Total inventories	8,842,432	10,733,681
Deferred tax assets	201,944	252,558
Prepaid expenses and other current assets	343,446	219,688
Total current assets	31,589,300	32,104,392

Property, plant and equipment, net	2,356,502	2,348,525
Total assets	$33,945,802	$34,452,917

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$635,502	$552,787
Accrued expenses:
Salaries and wages	98,963	357,910
Vacation	721,635	704,761
ESOP payable	274,585	—
Other	156,611	196,631
Payroll and other taxes withheld	46,822	49,353
Total current liabilities	1,934,118	1,861,442
Deferred tax liabilities	201,959	203,237
Total liabilities	2,136,077	2,064,679
Commitments and contingencies (see Note 5)
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares
as of March 31, 2017 and June 30, 2016. Outstanding
2,371,321 and 2,364,684 as of March 31, 2017
and June 30, 2016, respectively (includes 49,167
and 61,667 Unearned ESOP shares, respectively)	1,009,958	1,009,958
Capital in excess of par value	17,437,877	17,253,072
Accumulated other comprehensive loss	(2,911)	(1,408)
Retained earnings	22,034,983	22,820,938
	40,479,907	41,082,560
Less: Unearned ESOP shares	(891,083)	(891,083)
Cost of 658,553 and 665,190 shares of common stock
in treasury as of March 31, 2017 and
June 30, 2016, respectively	(7,779,099)	(7,803,239)
Total stockholders’ equity	31,809,725	32,388,238
Total liabilities and stockholders' equity	$33,945,802	$34,452,917

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended March 31, 2017 and 2016

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Net sales	$5,324,104	$7,217,922	$17,060,411	$20,739,378
Cost of sales	4,195,599	5,069,699	13,508,014	15,034,792
Gross profit	1,128,505	2,148,223	3,552,397	5,704,586

Selling, general and administrative expenses	784,589	781,248	2,307,636	2,285,856
Operating income	343,916	1,366,975	1,244,761	3,418,730

Other income
Interest income	39,911	4,240	63,385	22,303
Other	7,488	12,712	21,691	57,263
Total other income	47,399	16,952	85,076	79,566

Income before provision for income taxes	391,315	1,383,927	1,329,837	3,498,296

Provision for income taxes	112,142	411,459	385,761	1,032,871

Net income	$279,173	$972,468	$944,076	$2,465,425

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	(247)	4,357	(1,503)	5,231

Total comprehensive income	$278,926	$976,825	$942,573	$2,470,656

Net income per share:

Basic	$0.12	$0.43	$0.41	$1.08
Diluted	$0.12	$0.43	$0.41	$1.08

Weighted average number of shares outstanding:

Basic	2,317,838	2,259,529	2,309,771	2,273,401
Diluted	2,327,797	2,274,781	2,323,431	2,290,927

Dividends per share:	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2017 and 2016

	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities:
Net income	$944,076	$2,465,425

Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	(9,070)	(15,021)
Stock-based compensation	93,293	74,533
Depreciation	323,710	324,745
ESOP compensation expense	320,835	334,031
Loss on disposal of assets	—	147
Deferred income tax expense	50,146	55,656
Changes in assets and liabilities:
Decrease in trade receivable, net	1,583,208	1,841,984
Decrease (increase) income taxes receivable	107,615	(172,459)
Decrease in inventories, net	1,891,249	185,130
Increase in prepaid expenses and other current assets	(123,758)	(48,825)
Increase (decrease) in accounts payable	82,715	(303,595)
Decrease in accrued salaries and wages	(258,947)	(26,110)
Increase in vacation accrual	16,874	42,273
Decrease in ESOP payable	(46,250)	(79,166)
Decrease in other accrued expenses	(40,020)	(247,038)
(Decrease) increase in payroll and other taxes withheld	(2,531)	3,773
Increase in income taxes payable	—	12,305
Net cash provided by operating activities	4,933,145	4,447,788

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(331,686)	(140,340)
Purchase of investment securities	(7,606,900)	(3,575,584)
Proceeds from sale/maturity of investment securities	3,974,224	2,343,942
Net cash used in investing activities	(3,964,362)	(1,371,982)

Cash Flows from Financing Activities:
Dividends on common stock	(1,730,031)	(2,279,895)
Purchase of treasury stock	(44,335)	(355,418)
Proceeds from exercise of stock options	150,917	232,882
Excess tax benefits from share-based compensation	9,070	15,021
Net cash used in financing activities	(1,614,379)	(2,387,410)

(Decrease) increase in cash and cash equivalents	(645,596)	688,396
Cash and cash equivalents, beginning of period	10,031,644	8,859,405
Cash and cash equivalents, end of period	$9,386,048	$9,547,801

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$228,000	$1,143,000

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of March 31, 2017 and June 30, 2016 because of the immediate or short-term maturity of these financial instruments.

Investment securities at March 31, 2017 and June 30, 2016 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at March 31, 2017 and June 30, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017
Certificates of deposit	$8,901,000	$—	$—	$8,901,000
Municipal bonds	310,268	53	(900)	309,421
Total investment securities	$9,211,268	$53	$(900)	$9,210,421
June 30, 2016
Certificates of deposit	$4,871,000	$—	$—	$4,871,000
Municipal bonds	707,593	1,466	—	709,059
Total investment securities	$5,578,593	$1,466	$—	$5,580,059

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At March 31, 2017, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of March 31, 2017 and June 30, 2016, the contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
March 31, 2017
Available-for-sale	$8,846,312	$364,109	$9,210,421

June 30, 2016
Available-for-sale	$4,811,511	$768,548	$5,580,059

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 152,150 and 92,400 shares of our common stock for the three and nine months ended March 31, 2017 and 2016, respectively, as the effect of including them would be anti-dilutive. As Unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended March 31, 2017 and 2016 was $40,245 and $22,284, respectively, before income taxes. The related total deferred tax benefits were approximately $3,769 and $1,765 for the same periods. Total stock-based compensation expense recognized in the statements of comprehensive income for the nine-month periods ended March 31, 2017 and 2016, was $93,293 and $74,533, respectively. The related total deferred tax benefit was approximately $7,893 and $6,206 for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of March 31, 2017, there was approximately $153,700 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years. The total deferred tax benefit related to these awards is expected to be approximately $14,184.

The Company has one employee stock option plan under which options may be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan") approved by the Company’s shareholders at the Company’s Annual Meeting on November 30, 2007. The Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 278,300 have been granted and 199,650 are outstanding as of March 31, 2017.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

Index

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of the option award for the nine months ended March 31, 2017 and 2016, respectively.

	March 31, 2017	March 31, 2016
Dividend yield	3.85%	3.85%
Expected stock price volatility	29.70%	28.09%
Risk-free interest rate	1.84%	1.33%
Expected option life (in years)	4.6 yrs	4.1 yrs
Weighted average fair value per share	$4.640	$4.149
of options granted during the period

The Company declares dividends quarterly and paid cash dividends totaling $0.75 for the nine months ended March 31, 2017 and 2016. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the nine months ended March 31, 2017:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2016	170,450	$23.84	5.73
Granted	41,150	$26.25	9.68
Exercised	(8,300)	$18.18	—
Forfeited or expired	(3,650)	$23.12	—
Outstanding at March 31, 2017	199,650	$24.59	6.13	$151,064
Vested or expected to vest at March 31, 2017	188,853	$24.50	5.96	$151,064
Exercisable at March 31, 2017	124,950	$23.66	4.39	$151,064

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on March 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2017. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the nine months ended March 31, 2017 and 2016 were $20,769 and $36,374, respectively.

The following table summarizes changes in non-vested stock options during the nine months ended March 31, 2017:

	Weighted Number	Average Grant
	of Shares	Date Fair
	Subject to Option	Value (per Option)
Non-vested at July 1, 2016	45,800	$4.564
Granted	41,150	$4.640
Vested	(10,000)	$4.296
Forfeited or expired	(2,250)	$4.694
Non-vested at March 31, 2017	74,700	$4.638

Note 5. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2017 and June 30, 2016. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The guidance requires the classification of deferred tax assets and liabilities as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a taxpaying component of an entity be offset and presented as a single amount is not affected by this update. ASU No. 2015-17 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU No. 2015-17 may be applied prospectively or retrospectively, and early adoption is permitted. Adoption of ASU No. 2015-17 would have the following impact on the Company’s financial statements at March 31, 2017: a decrease in current assets and a decrease in noncurrent liabilities of $201,944, resulting in a net noncurrent liability of $15.

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

Index

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. ASU No. 2017-08 will be effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is evaluating the impact that ASU No. 2017-08 will have on the Company's financial statements.

Note 7. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all non-union employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $103,959 and $109,856 for the three-month periods ended March 31, 2017 and 2016, respectively. ESOP compensation expense was $320,835 and $334,031 for the nine-month periods ended March 31, 2017 and 2016, respectively.

The ESOP shares as of March 31, 2017 and 2016 were as follows:

	March 31, 2017	March 31, 2016
Allocated shares	439,432	423,568
Committed-to-be-released shares	12,500	13,125
Unreleased shares	49,167	66,042

Total shares held by the ESOP	501,099	502,735

Fair value of unreleased shares	$1,130,841	$1,624,633

During the three and nine months ended March 31, 2017 the Company repurchased 0 and 1,663 shares previously held in the ESOP for $0 and $44,336, respectively. During the three and nine months ended March 31, 2016 the Company repurchased 0 and 14,303 shares previously held in the ESOP for $0 and $355,418, respectively.

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

Uncertainty in federal defense spending and the current decline in the rail industry continues to drive competition. Many of our competitors have been aggressively investing in upfront product design costs and lowering profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of short term profit. This has put pressure on the pricing of our current products and is expected to result in lower margins on new business and some of our legacy business. In order to compete effectively for new business, in some cases we invest in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we adjust our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs. This trend will continue beyond the current fiscal year as we continue to invest in new programs and aggressively quote long-term programs in an effort to grow the business.

Index

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

The Company's backlog was approximately $38.7 million at March 31, 2017 which includes $20.4 million from two significant customers compared to $41.6 million at March 31, 2016 which included $26.2 million from two significant customers. The backlog for the Company represents the estimated remaining sales value of work to be performed under firm contracts. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management includes in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. There were no unfunded portions of the backlog at March 31, 2017 and 2016. In April, subsequent to the end of the third quarter we received a long-term contract for $8.4 million that brought our backlog over $47 million. The new contract award has been initially funded for $933,000 with additional funding expected to be released quarterly over the next 4 years.

Management expects revenues in fiscal year 2017 to be less than revenues during fiscal 2016. This is primarily due to a decline we are experiencing in our industrial sector. As reported in our report on Form 10-K for the fiscal year ended June 30, 2016, a significant customer in the rail market advised us of its expectations for a scaled-back purchase plan due to falling demand for locomotives. For the nine months ended March 31, 2017, shipments to this significant customer declined by 43% as compared with the same period in 2016 and new orders received from this significant customer declined by 92% as compared with the same period in 2016. We are working closely with our rail industry partners to secure long-term agreements that will allow us to support them through this downturn and provide for a resumption of business for the Company upon a rail industry recovery assuming we can remain competitive as a supplier.

The revenue stream decline from the locomotive industry may be offset in future periods by the shipment of a new product in the military market where the design development and qualification testing has been successfully completed. Full-rate production will commence during the fourth quarter with shipments expected to be released toward the end of such quarter. The Company is waiting on the approval, printing, and delivery of the product technical manual from our customer which is required to be included with each shipped unit. In addition, the Company has also launched two additional military power supply designs in fiscal 2016, each for a different customer. While both designs have proceeded into qualification testing, we are experiencing some delays in the qualification testing on one of these programs and expect future production orders to be delayed as a result. However, we expect both of these new products to have significant multi-year production runs post qualification, although the amount of revenues remains uncertain.

New orders received in the nine months of fiscal 2017 were approximately $16.8 million as compared to $26.0 million of new orders received in the first nine months of fiscal 2016, which included a $10.1 million initial production delivery order attributable to an award of a significant contract from the Federal Government for a power supply we have designed and has been qualified. While we expect future procurements under this contract, due to the contract’s nature future procurements are not guaranteed and require the approval and allocation of funds by the Federal Government. The next procurement installment of the multi-year contract award is not expected until the product enters full-rate production, currently scheduled to commence in the fourth quarter of fiscal 2017. Each new order could be in the $10 million range.

It is presently anticipated that a minimum of $5.4 million of orders comprising the March 31, 2017 backlog will be filled during the last quarter of the fiscal year ending June 30, 2017. The minimum of $5.4 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2017. The estimate of the March 31, 2017 backlog to be shipped in fiscal 2017 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $53 million in the aggregate as of April 26, 2017 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and industrial locomotive power supply procurement generally.

Index

Net sales to two significant customers represented 40.7% of the Company's total sales for the three-month period ended March 31, 2017, and net sales to four significant customers represented 68.6% of the Company’s total sales for the three-month period ended March 31, 2016. Net sales to two significant customers represented 43.2% and 49.5% of the Company’s total sales for the nine-month periods ended March 31, 2017 and 2016, respectively. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales and mitigating excessive reliance upon a single major product of a particular program or minimizing the impact of the loss of a single significant customer.

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

Results of Operations

Net sales decreased for the three months ended March 31, 2017, to $5,324,104 as compared to $7,217,922 for the same period in 2016. Net sales for the nine months ended March 31, 2017, decreased to $17,060,411 as compared to $20,739,378 for the same period in 2016. For the three months ended March 31, 2017, the decrease in net sales is primarily due to the decrease in magnetic shipments and power supply shipments resulting from the completion of a customer contract and the scaled-back procurement by a significant customer, respectively. For the nine months ended March 31, 2017, the decrease in net sales is primarily due to the decrease in shipments in power supplies resulting from the scaled-back procurement by a significant customer due to falling demand.

For the three months ended March 31, 2017 and 2016, gross profits were $1,128,505 and $2,148,223, respectively. Gross profit as a percentage of sales was 21.2% and 29.8%, for the three months ended March 31, 2017 and 2016, respectively. For the nine months ended March 31, 2017 and 2016, gross profits were $3,552,397 and $5,704,586, respectively. Gross profit as a percentage of sales was 20.8% and 27.5%, for the nine months ended March 31, 2017 and 2016, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage decreased in the three and nine months ended March 31, 2017 as compared to the same period in 2016 due to product mix and an increase in expenditures related to engineering design investments, specifically, one of the military power supplies discussed above. The design investment resulted in a 2.1% and 3.1% decline in the gross profit percentage for the three and nine months ended March 31, 2017, respectively.

Selling, general and administrative expenses were $784,589 for the three months ended March 31, 2017; an increase of $3,341, compared to the three months ended March 31, 2016. Selling, general and administrative expenses were $2,307,636 for the nine months ended March 31, 2017; an increase of $21,780 compared to the nine months ended March 31, 2016. The increase for the three months ended March 31, 2017 relates primarily to an increase in professional services and incurred travel offset by a decrease in compensations costs. The increase for the nine months ended March 31, 2017 relates primarily to increased compensation costs and incurred travel offset by a decrease in professional services and employee training expenditures.

Index

Other income for the three months ended March 31, 2017 and 2016, was $47,399 and $16,952, respectively. Other income for the nine months ended March 31, 2017 and 2016, was $85,076 and $79,566, respectively. The increase is primarily due to an increase in interest income resulting from the increase in investment securities, partially offset by a reduction in scrap sales.

The Company’s effective tax rates for the three and nine months ended March 31, 2017, were 28.7% and 29.0%, respectively, compared to 29.7% and 29.5% for the three and nine months ended March 31, 2016. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended March 31, 2017, was $279,173 or $0.12 per share both basic and diluted, respectively compared to $972,468 or $0.43 per share both basic and diluted, for the three months ended March 31, 2016. Net income for the nine months ended March 31, 2017, was $944,076 or $0.41 per share both basic and diluted compared to $2,465,425 or $1.08 per share both basic and diluted for the nine months ended March 31, 2016. The decrease in net income per share for the three and nine months ended March 31, 2017 compared to the same period in 2016 was mainly due to lower gross profit resulting from lower sales and lower gross profit percentage resulting from product mix and the increase in expenditures related to engineering design investments made by the Company.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital and letter of credit needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2017 and June 30, 2016.

The Company's working capital as of March 31, 2017 and 2016 was approximately $29.7 million and $29.5 million, respectively. During the three and nine-months ended March 31, 2017 the Company repurchased 0 and 1,663 shares previously held in the ESOP for $0 and $44,336. During the three and nine months ended March 31, 2016 the Company repurchased 0 and 14,303 shares of its common stock from the ESOP for a purchase price of $0 and $355,418, respectively. Under existing authorizations from the Company's Board of Directors, as of March 31, 2017, management is authorized to purchase an additional $985,991 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Nine Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$4,933,145	$4,447,788
Net cash used in investing activities	(3,964,362)	(1,371,982)
Net cash used in financing activities	(1,614,379)	(2,387,410)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provisions for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities primarily relates to a decrease in net income offset by the reduction in payments for inventory purchases for the period and a decrease in accounts receivable. Net cash used by investing activities increased in the first nine months of fiscal 2017 due to an increase in the purchase of investment securities. The decrease in cash used in financing activities is due primarily to the fact that fewer shares were purchased from the Company’s ESOP during the nine months ended March 31, 2017 compared with the same period in 2016. In addition, cash expended for the nine months ended March 31, 2016 included the dividend payable at June 30, 2015.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

Index

During the nine months ended March 31, 2017 and 2016, the Company expended $331,686 and $140,340, respectively, for plant improvements and new equipment. The Company has budgeted approximately $750,000 for new equipment and plant improvements in fiscal 2017. Management anticipates that the funds required will be available from current operations.

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

Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold -None
(c)	Securities Repurchased
Purchases of Equity Securities
			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
$985,991
(1)	Pursuant to a prior Board of Directors authorization, as of March 31, 2017 the Company can repurchase up to $985,991 of its common stock pursuant to an ongoing plan.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 11, 2017