Form 10-K
period 2017-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2017-09-14
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2017

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

☒ Yes          ☐No

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

☐ Yes           ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $43,624,179 based upon the closing sale price of $26.06 on the NYSE MKT on December 31, 2016.

At September 12, 2017 there were 2,371,321 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	Changing priorities or decreases in the U.S. government’s defense budget (including changes in priorities in response to terrorist threats, improvement of homeland security and general U.S. Government budgetary issues);
•	Termination of government contracts due to unilateral government action;
•	Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;
•	Potential of changing prices for energy and raw materials;
•	General strength of the industry sectors in which our customers transact business

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

Espey’s services include design and development to specification, build to print, design services, design studies, environmental testing services, metal fabrication, painting services, and development of automatic testing equipment. Espey is vertically integrated, meaning that the Company produces individual components (including inductors), populates printed circuit boards, fabricates metalwork, paints, wires, qualifies, and fully tests items, mechanically, electrically and environmentally, in house. Portions of the manufacturing and testing process, mainly printed circuit boards, are subcontracted to vendors.

In fiscal years ended June 30, 2017 and 2016, the Company's total sales were $22,521,012 and $27,471,365, respectively. Sales to two domestic customers accounted for 29% and 16% of total sales in 2017. Sales to two domestic customers accounted for 37% and 12% of total sales in 2016. A loss of a significant customer could negatively impact the financial performance of the Company. One of the Company’s significant domestic customers referred above has been experiencing a decline in sales to its customers due to falling demand in its core locomotive business. Sales to this customer declined by 37% in fiscal year 2017 compared with a sales increase of 3% during fiscal year 2016. This is discussed further in Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Export sales in fiscal years 2017 and 2016 were approximately $1,730,000 and $2,125,000, respectively. This decrease is primarily due to the reduction in power supply shipments to specific customers.

Sources of Raw Materials

The Company has never experienced any significant delay or shortage with respect to the purchase of raw materials and components used in the manufacture of its products, and has at least two potential sources of supply for a majority of its raw materials. However, certain components used in its products are available from only a limited number of sources, and other components are only available from a single source. Despite the risk associated with limited or single source suppliers, the benefits of higher quality goods and timely delivery minimize and often limit any potential risk and can eliminate problems with part failures during production. At times replacements are required to cover obsolete parts.

Sales Backlog

The total backlog at June 30, 2017 was approximately $43.1 million compared to approximately $39.1 million at June 30, 2016. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at June 30, 2017 is approximately $35.6 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at June 30, 2017 is approximately $7.5 million and represents a firm multi-year order for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The backlog was fully funded at June 30, 2016. The Company's backlog and risks associated with government contracts is discussed in greater detail below.

It is presently anticipated that a minimum of $26.3 million of orders comprising the June 30, 2017 backlog will be filled during the fiscal year ending June 30, 2018. The minimum of $26.3 million does not include any shipments which may be made against orders received subsequently to the fiscal year ending June 30, 2017. The estimate of the June 30, 2017 backlog to be shipped in fiscal year 2018 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

Our business is not seasonal. However, the concentration of our business in the rail industry, and in equipment for military and industrial applications and our customer concentrations expose us to on-going associated risks including, without limitation, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, the potential of governmental termination of orders for convenience, and the general strength of the industry sectors in which our customers transact business.

Uncertainty in federal defense spending and the decline in procurement by the segment of the rail industry which has one of our long-term customers continue to drive competition. Many of our competitors have been aggressively investing in upfront product design costs and lowering profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of lower short term profits. This has put pressure on the pricing of our current products and is expected to result in lower margins on new business and some of our legacy business. In order to compete effectively for new business, in some cases we invest in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we adjust our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs. This trend of the past several years will continue into fiscal year 2018 as we continue to invest in new programs and aggressively quote long-term programs in an effort to diversify our business and address the downturn in procurement from one of our long-term significant customers.

In order to maintain a balanced business, we are continuing to place an emphasis on securing “build to print” opportunities, which will allow production work to go directly to the manufacturing floor, limiting the impact on our engineering staff. This effort will keep our manufacturing team busy while the products being developed transition to production.

Research and Development

The Company's expenditures for research and development were approximately $34,065 and $49,236 in fiscal year 2017 and 2016, respectively. Some of the Company's engineers and technicians spend varying degrees of time on either development of new products or improvements of existing products. A majority of these expenditures relate to research that is required to support a request for quotation from a customer product-specific need usually associated with stringent size and weight requirements. We do very little pure research as our business primarily is driven by customer product needs and custom product development with some customer funding.

Employees

The Company had 138 employees as of September 14, 2017. Approximately 40% of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. A new collective bargaining agreement was approved in July 2015. The three-year agreement expires on June 30, 2018. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2017, and the Company believes will not in fiscal year 2018, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE MKT (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2017	High	Low
First Quarter	$27.65	$25.10
Second Quarter	27.50	24.26
Third Quarter	26.50	22.31
Fourth Quarter	24.21	22.05

2016
First Quarter	$27.77	$24.00
Second Quarter	27.00	21.93
Third Quarter	26.20	23.10
Fourth Quarter	26.76	23.90

Holders

The approximate number of holders of record of the common stock was 77 on September 12, 2017 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on common stock of $1.00 per share for each of the fiscal years ended June 30, 2017 and 2016. The Board of Directors has authorized the payment of a fiscal year 2018 first quarter dividend of $0.25 payable September 29, 2017 to shareholders of record on September 25, 2017. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend.

During fiscal year 2017, the Company sold common stock to certain employees and directors as they exercised existing stock options granted under a shareholder approved plan. During the year, 8,300 shares were sold at prices that ranged from $17.09 a share to $19.20 a share. The securities were sold for cash. Proceeds are used for general working capital purposes.

The Company did not make any open market purchases of equity securities in the fiscal year 2017 fourth quarter.

The following table sets forth information as of June 30, 2017 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	197,800	$ 24.57	156,550
Equity compensation
plans not approved
by security holders	—		—
Total	197,800		156,550

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal year 2018 to be higher than revenues during fiscal year 2017. This expectation is driven primarily by orders already in the company’s backlog that will be shipped in fiscal year 2018. The falling demand in the segment of the rail industry with which we have long conducted business did negatively impact sales and new orders from one long-term significant customer in fiscal year 2017 and is expected to continue declining in fiscal year 2018. However, this decrease will be offset, in part, by a new product for another customer in the military market where the design development and qualification testing has been successfully completed. Full-rate production of this new product commenced during the fourth quarter of fiscal year 2017 and shipments are expected to begin in the first or second quarter of fiscal year 2018.

During fiscal year 2017 the Company received approximately $26.7 million in new orders. Our total backlog at June 30, 2017 was approximately $43.1 million, as compared to $39.1 million at June 30, 2016. Currently, we expect a minimum of $26.3 million of orders comprising the June 30, 2017 backlog will be filled during the fiscal year ending June 30, 2018. This $26.3 million will be supplemented by shipments which may be made against orders received during the fiscal year.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $59 million in the aggregate as of August 15, 2017, for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry and industrial locomotive power supply procurement of a single customer.

Two significant customers including the one which advised us of the intent to reduce orders during fiscal year 2018, represented 45% of the Company’s total sales in fiscal year 2017 and two significant customers represented 49% of the Company’s total sales in fiscal year 2016. These sales are in connection with multiyear programs in which the Company is a significant contractor. The June 30, 2017 backlog of $43.1 million includes orders from three customers that represent 23%, 20%, and 18%, respectively, of the total backlog. The June 30, 2016 backlog of $39.1 million includes orders from two customers that represent 35% and 27%, respectively, of the total backlog. Although improvement has been made in customer concentrations, this high customer concentration level continues to present significant risk. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. We continue to evaluate the Company’s business development functions and the implementation of potential alternative courses of action in order to diversify the Company’s customer base. The quotations for non-repeat programs referred to above include several new customers.

As market factors impact revenues, management will continue to evaluate our sales strategy, employment levels, and facility costs. Management is currently participating in a plant layout optimization review by an outside consultant with an objective to improve capacity and maximize cost savings as product moves through the facility. Recommendations from the review are currently being implemented and expect to be completed in fiscal year 2018.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures are expected to be approximately $2.5 million for fiscal year 2018. A majority of these expenditures will be made to optimize the production flow and to upgrade existing equipment and add needed technology to stay competitive in the marketplace and to meet the needs of current contracts. Expectations are that the working capital will be required to fund orders, dividend payments, and general operations of the business. From time to time, management along with the Mergers and Acquisitions Committee of the Board of Directors examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines. The criteria for consideration are synergies with the Company’s existing product base and accretion to earnings.

Results of Operations

Net sales for fiscal years ended June 30, 2017 and 2016, were $22,521,012 and $27,471,365, respectively, an 18% decrease. The decrease in sales can be attributed to the contract specific nature of the Company’s business and the timing of deliveries on these contracts. Specifically, the decrease in net sales is primarily due to a decrease in power supply sales resulting from the scaled-back procurement by a significant customer in the rail industry. Additionally, sales declined from build to print/instrumentation control assembly shipments resulting from the timing and completion of customer contracts.

For the fiscal years ended June 30, 2017 and 2016 gross profits were $4,714,568 and $7,371,682, respectively. Gross profit as a percentage of sales decreased to 20.9% for fiscal year 2017, down from 26.8% in fiscal year 2016. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts”, meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The decrease in the gross profit percentage in fiscal year 2017 primarily relates to product mix, lower margins driven by competition and a significant investment being made to develop a new power supply. The design investment resulted in a 4% and 1.8% decline in the gross profit percentage for the fiscal years ended 2017 and 2016, respectively.

Selling, general and administrative expenses were $3,188,112 for the fiscal year ended June 30, 2017, an increase of $159,663, or 5.3% as compared to the prior year. The increase for fiscal year 2017 relates primarily to an increase in compensation cost for employees supporting Sales and Marketing.

Employment of full time equivalents at June 30, 2017 was 136 people compared with 149 people at June 30, 2016. The decrease in headcount is primarily due to a reduction in production labor and production support positions due to retirements and employee turnover, with the positions not immediately backfilled due to lower sales during the current fiscal year. As we right-size our business in the new fiscal year, in support of current backlog and planned shipments, we expect the headcount to grow.

Other income for the fiscal years ended June 30, 2017 and 2016 remained relatively consistent at $124,949 and $119,274, respectively. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

The effective income tax rate was 31.2% in fiscal year 2017 and 28.8% in fiscal year 2016. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the dividends paid on allocated ESOP shares.

Net income for fiscal year 2017 was $1,135,736 or $0.49 per share, basic and diluted, compared to net income of $3,175,801 or $1.39 and $1.38 per share, basic and diluted, respectively, for fiscal year 2016. The decrease in net income per share for the twelve months ended June 30, 2017, was primarily due to lower gross profit resulting from lower sales and lower gross profit percentage resulting from product mix, competition, and the increase in expenditures related to engineering design investments made by the Company.

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

The Company's working capital as of June 30, 2017 and 2016 was $29,853,018 and $30,242,950, respectively. During the three and twelve months ended June 30, 2017 the Company repurchased 0 and 1,663 shares of its common stock, respectively, from the Company’s Employee Retirement Plan and Trust (“ESOP”) for a purchase price of $0 and $44,335, respectively. During the three and twelve months ended June 30, 2016 the Company repurchased 0 and 14,303 shares of its common stock, respectively, from the Company’s ESOP for a purchase price of $0 and $355,418, respectively. Under existing authorizations from the Company's Board of Directors, as of June 30, 2017, management is authorized to purchase an additional $985,991 of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

	2017	2016
Net cash provided by operating activities	$6,420,723	$5,759,602
Net cash used in investing activities	(4,202,411)	(1,699,359)
Net cash used in financing activities	(2,191,793)	(2,888,004)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provisions for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in net cash provided by operating activities primarily relates to a decrease in cash paid to vendors due to the timing of inventory purchases, as well as, the decrease in federal income tax deposits paid, resulting from lower net income. This was offset by a reduction in cash generated from company sales with selling, general, and administrative expenses remaining comparable. Net cash used in investing activities increased in the twelve months of fiscal year 2017 primarily due to an increase in the purchase of investment securities. The decrease in cash used in financing activities is due primarily to the fact that cash expended for the twelve months ended June 30, 2016 included the dividend payable at June 30, 2015. In addition, fewer shares were purchased from the Company’s ESOP during the fiscal year ended 2017 compared with the same period in 2016.

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

During fiscal years 2017 and 2016, the Company expended $352,132 and $284,210, respectively, for plant improvements and new equipment. The Company has budgeted approximately $2.5 million for new equipment and plant improvements in fiscal year 2018. Management anticipates that the funds required will be available from current operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Espey Mfg. & Electronics Corp.

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp. (“The Company”) as of June 30, 2017 and 2016, and the related statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Espey Mfg. & Electronics Corp. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.

Freed Maxick CPAs, P.C.

Rochester, New York

September 14, 2017

Espey Mfg. & Electronics Corp.

Balance Sheets

June 30, 2017 and 2016

	2017	2016
ASSETS
Cash and cash equivalents	$10,058,163	$10,031,644
Investment securities	9,426,968	5,580,059
Trade accounts receivable, net of allowance of $3,000	3,399,613	4,957,464
Income tax receivable	120,179	329,298

Inventories:
Raw materials	1,303,259	1,418,862
Work-in-process	512,014	504,674
Costs related to contracts in process, net of advance
payments of $1,366,504 and $18,313 as of
June 30, 2017 and 2016, respectively	7,863,538	8,810,145
Total inventories	9,678,811	10,733,681

Deferred tax assets	317,559	252,558
Prepaid expenses and other current assets	227,306	219,688
Total current assets	33,228,599	32,104,392

Property, plant and equipment, net	2,265,096	2,348,525
Total assets	$35,493,695	$34,452,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,250,115	$552,787
Accrued expenses:
Salaries and wages	172,045	357,910
Vacation	656,199	704,761
Other	250,283	196,631
Payroll and other taxes withheld	46,939	49,353
Total current liabilities	3,375,581	1,861,442

Deferred tax liabilities	220,571	203,237
Total liabilities	3,596,152	2,064,679

Commitments and Contingencies (See Note 14)
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares as
of June 30, 2017 and 2016. Outstanding 2,371,321 and
2,364,684 as of June 30, 2017 and 2016, respectively
(includes 45,000 and 61,667 Unearned ESOP Shares,
respectively)	1,009,958	1,009,958
Capital in excess of par value	17,650,335	17,253,072
Accumulated other comprehensive loss	(3,599)	(1,408)
Retained earnings	21,670,196	22,820,938
	40,326,890	41,082,560
Less: Unearned ESOP shares	(650,248)	(891,083)
Cost of 658,553 and 665,190 shares of common stock
in treasury as of June 30, 2017 and 2016, respectively	(7,779,099)	(7,803,239)
Total stockholders' equity	31,897,543	32,388,238

Total liabilities and stockholders' equity	$35,493,695	$34,452,917

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Comprehensive Income

Years Ended June 30, 2017 and 2016

	2017	2016

Net sales	$22,521,012	$27,471,365
Cost of sales	17,806,444	20,099,683
Gross profit	4,714,568	7,371,682

Selling, general and administrative expenses	3,188,112	3,028,449
Operating income	1,526,456	4,343,233

Other income
Interest income	88,836	33,782
Other	36,113	85,492
Total other income	124,949	119,274

Income before provision for income taxes	1,651,405	4,462,507

Provision for income taxes	515,669	1,286,706

Net income	$1,135,736	$3,175,801

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	(2,191)	2,978

Total comprehensive income	$1,133,545	$3,178,779

Net income per share:
Basic	$0.49	$1.39
Diluted	$0.49	$1.38

Weighted average number of shares outstanding:
Basic	2,312,870	2,285,686
Diluted	2,324,838	2,302,034

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2017 and 2016

				Accumulated
			Capital in	Other
	Outstanding	Common	Excess of	Comprehensive	Retained
	Shares	Amount	Par Value	Income (Loss)	Earnings
Balance as of June 30, 2015	2,362,687	$1,009,958	$16,785,604	$(4,386)	$21,865,951
Comprehensive income:
Net income					3,175,801
Other comprehensive income,
net of tax of $2,874				2,978
Total comprehensive income
Stock options exercised	16,300		162,488
Stock option expense			97,045
Dividends paid on common stock
$1.00 per share					(2,256,018)
Tax effect of stock options exercised			17,141
Tax effect of dividends on
unallocated ESOP shares					35,204
Purchase of treasury stock	(14,303)
Reduction of unearned ESOP shares			190,794
Balance as of June 30, 2016	2,364,684	$1,009,958	$17,253,072	$(1,408)	$22,820,938
Comprehensive income:
Net income					1,135,736
Other comprehensive loss,
net of tax of $(1,179)				(2,191)
Total comprehensive income
Stock options exercised	8,300		82,442
Stock option expense			129,167
Dividends paid on common stock
$1.00 per share					(2,307,445)
Tax effect of stock options exercised			9,070
Tax effect of dividends on
unallocated ESOP shares					20,967
Purchase of treasury stock	(1,663)
Reduction of unearned ESOP shares			176,584
Balance as of June 30, 2017	2,371,321	$1,009,958	$17,650,335	$(3,599)	$21,670,196

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2017 and 2016

			Unearned	Total
	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Shares	Equity
Balance as of June 30, 2015	667,187	$(7,582,296)	$(1,143,957)	$30,930,874
Comprehensive income:
Net income				3,175,801
Other comprehensive income,
net of tax of $2,874				2,978
Total comprehensive income				3,178,779
Stock options exercised	(16,300)	134,475		296,963
Stock option expense				97,045
Dividends paid on common stock
$1.00 per share				(2,256,018)
Tax effect of stock options exercised				17,141
Tax effect of dividends on
unallocated ESOP shares				35,204
Purchase of treasury stock	14,303	(355,418)		(355,418)
Reduction of unearned ESOP shares			252,874	443,668
Balance as of June 30, 2016	665,190	$(7,803,239)	$(891,083)	$32,388,238
Comprehensive income:
Net income				1,135,736
Other comprehensive loss,
net of tax of $(1,179)				(2,191)
Total comprehensive income				1,133,545
Stock options exercised	(8,300)	68,475		150,917
Stock option expense				129,167
Dividends paid on common stock
$1.00 per share				(2,307,445)
Tax effect of stock options exercised				9,070
Tax effect of dividends on
unallocated ESOP shares				20,967
Purchase of treasury stock	1,663	(44,335)		(44,335)
Reduction of unearned ESOP shares			240,835	417,419
Balance as of June 30, 2017	658,553	$(7,779,099)	$(650,248)	$31,897,543

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities:
Net income	$1,135,736	$3,175,801
Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	(9,070)	(17,141)
Tax effect of dividends on unallocated ESOP shares	20,967	35,204
Stock-based compensation	129,167	97,045
Depreciation	435,557	434,401
ESOP compensation expense	417,419	443,668
Loss on disposal of assets	4	147
Deferred income tax (benefit) expense	(46,488)	57,735
Changes in assets and liabilities:
Decrease in trade receivables, net	1,557,851	1,736,937
Decrease (increase) in income tax receivable	218,189	(314,874)
Decrease in inventories, net	1,054,870	852,216
Increase in prepaid expenses and other current assets	(7,618)	(7,748)
Increase (decrease) in accounts payable	1,697,328	(423,325)
(Decrease) increase in accrued salaries and wages	(185,865)	25,523
(Decrease) increase in vacation accrual	(48,562)	13,928
Increase (decrease) in other accrued expenses	53,652	(352,186)
(Decrease) increase in payroll and other taxes withheld	(2,414)	2,271
Net cash provided by operating activities	$6,420,723	$5,759,602

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(352,132)	(284,210)
Purchase of investment securities	(8,922,097)	(4,930,146)
Proceeds from sale/maturity of investment securities	5,071,818	3,514,997
Net cash used in investing activities	(4,202,411)	(1,699,359)

Cash Flows from Financing Activities:
Dividends paid on common stock	(2,307,445)	(2,846,690)
Purchase of treasury stock	(44,335)	(355,418)
Proceeds from exercise of stock options	150,917	296,963
Excess tax benefits from share-based compensation	9,070	17,141
Net cash used in financing activities	(2,191,793)	(2,888,004)

Increase in cash and cash equivalents	26,519	1,172,239
Cash and cash equivalents, beginning of the year	10,031,644	8,859,405
Cash and cash equivalents, end of the year	$10,058,163	$10,031,644

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$323,000	$1,511,000

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

Investment Securities

The Company accounts for its investment securities in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.”  Investment securities at June 30, 2017 and 2016 consist of certificates of deposit and municipal bonds.  The Company classifies investment securities as available-for-sale.  Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.  Realized gains and losses for securities classified as available-for-sale are included in earnings and are determined using the specific identification method.  Interest income is recognized when earned.  Fair values are based on quoted market prices available as of the balance sheet date, and are therefore considered a Level 1 valuation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2017 and 2016 because of the immediate or short-term maturity of these financial instruments.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables.  Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures.  Accounts receivable are reported net of an allowance for doubtful accounts.  The Company estimates the allowance based on its analysis of specific balances.  An account is generally considered past due after thirty (30) days from the invoice date.  Interest is not charged on past due balances.  Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2017 and 2016.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income for fiscal years ended June 30, 2017 and 2016 consists of unrealized holding gains and losses on available-for-sale securities.

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

Investment Tax Credits

Investment tax credits are accounted for as a reduction of income tax expense in the year taxes payable are reduced. Unused credits are reflected as a deferred tax asset.

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

These standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods therein.  We are currently evaluating the impact of our pending adoption of ASU No. 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in fiscal year 2019.

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

Adoption of ASU No. 2015-17 would have the following impact on the Company’s financial statements at June 30, 2017; a decrease in current assets of $317,559, a decrease in non-current liabilities of $220,571 and an increase in non-current assets of $96,988.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Additionally, this ASU allows an entity to make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures as they occur. ASU No. 2016-09 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU No. 2016-09 may be applied prospectively or retrospectively, and early adoption is permitted. Adoption of ASU No. 2016-09 will not have a material impact on the Company’s financial statements.

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

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no impairments of long-lived assets in fiscal years 2017 and 2016.  Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet, if applicable.

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 3. Investment Securities

Investment securities at June 30, 2017 and 2016 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at June 30, 2017 and 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2017
Certificates of deposit	$8,557,000	$—	$—	$8,557,000
Municipal bonds	871,872	258	(2,162)	869,968
2017 Total investment securities	$9,428,872	$258	$(2,162)	$9,426,968
2016
Certificates of deposit	$4,871,000	$—	$—	$4,871,000
Municipal bonds	707,593	1,466	—	709,059
2016 Total investment securities	$5,578,593	$1,466	$—	$5,580,059

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At June 30, 2017, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of June 30, 2017 and 2016, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total

2017
Available-for-sale	$8,829,542	$597,426	$9,426,968
2016
Available-for-sale	$4,811,511	$768,548	$5,580,059

Note 4. Contracts in Process

Contracts in process at June 30, 2017 and 2016 are as follows:

	2017	2016
Gross contract value	$43,140,921	$39,061,415
Costs related to contracts in process, net of progress payments
of $1,366,504 and $18,313 at June 30, 2017 and 2016	$7,863,538	$8,810,145

Included in costs relating to contracts in process at June 30, 2017 and 2016 are costs of $1,635,661 and $3,944,035, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statements of comprehensive income until the units under contract are shipped.

Note 5. Property, Plant and Equipment

Property, plant and equipment at June 30, 2017 and 2016 is as follows:

	2017	2016
Land	$45,000	$45,000
Building and improvements	4,304,366	4,259,266
Machinery and equipment	9,028,835	8,735,432
Furniture and fixtures	170,120	159,951
	13,548,321	13,199,649
Accumulated depreciation	(11,283,225)	(10,851,124)
Property, plant and equipment, net	$2,265,096	$2,348,525

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 5. Property, Plant and Equipment, Continued

Depreciation expense was $435,557 and $434,401 for the years ended June 30, 2017 and 2016, respectively.

Note 6. Pension Expense

Under terms of a negotiated union contract which expires on June 30, 2018, the Company is obligated to make contributions to a union-sponsored International Brotherhood of Electrical Workers Local 1799 defined benefit pension plan (Plan identifying number is 14-6065199) covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $89,023 in fiscal year 2017 and $97,336 in fiscal year 2016. These contributions represent more than five percent of the total plan contributions. For the years beginning January 1, 2017 and 2016, the Plan was in the “green zone” which means it is neither endangered nor critical status. A Funding Improvement Plan, entered into by Plan Trustees in fiscal year 2013, when the Plan was in “critical status,” calls for an increase in contributions starting January 1, 2016 of $0.04 per hour for each year for five years thereafter. The increase did not and will not have a material impact on the Company’s financial statements.

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $49,247 and $47,175, for fiscal years 2017 and 2016, respectively.

Note 7. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2017 and 2016 is as follows:

	2017	2016
Current tax expense - federal	$559,171	$1,230,367
Current tax expense (benefit) - state	2,986	(1,396)
Deferred tax (benefit) expense	(46,488)	57,735
Provision for income taxes	$515,669	$1,286,706

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

The combined U.S. federal and state effective income tax rates of 31.2% and 28.8%, for 2017 and 2016 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2017	2016
U.S. federal statutory income tax rate	34.0%	34.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	0.1	—
ESOP cost versus Fair Market Value	3.6	1.5
Dividend on allocated ESOP shares	(7.2)	(3.2)
Qualified production activities	(2.8)	(2.7)
Stock-based compensation	1.8	(0.2)
Other	1.7	(0.6)
Effective tax rate	31.2%	28.8%

For the years ended June 30, 2017 and 2016 deferred income tax (benefit) expense of ($46,488) and $57,735, respectively, results from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2017 and 2016 are presented as follows:

	2017	2016
Deferred tax assets:
Accrued expenses	$195,915	$151,210
ESOP	73,696	90,072
Stock-based compensation	81,659	74,287
Inventory - effect of uniform capitalization	36,935	27,266
Unrealized loss (gain) on investment securities	666	(513)
Other	2,384	308
Total deferred tax assets	$391,255	$342,630
Deferred tax liability:

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 7. Provision for Income Taxes, Continued

Property, plant and equipment - principally due
to differences in depreciation methods	$294,267	$293,309
Total deferred tax liability	294,267	293,309
Net deferred tax asset	$96,988	$49,321

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

As the result of the implementation of the FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. As of June 30, 2017 and 2016, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties in general and administrative expense. As of June 30, 2017 and 2016, the Company has not recorded any provision for accrued interest and penalties.

By federal and state tax statue, federal and state tax returns are subject to audit for three years from date of filing, unless the return was audited within that period. As such, federal returns for tax years ending June 30, 2017, 2016, 2015, and 2014 remain open to examination by the IRS. State returns for tax years ending June 30, 2017, 2016, 2015 and 2014 remain open to examination by the State of New York.

Note 8. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customers accounted for approximately 45% of total sales in fiscal year 2017. Sales to two domestic customers accounted for approximately 49% of total sales in fiscal year 2016.

Export sales in fiscal years 2017 and 2016 were approximately $1,730,000 and $2,125,000, respectively.

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 10. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $417,419 and $443,668 for the years ended June 30, 2017 and 2016, respectively. The ESOP shares as of June 30, 2017 and 2016 were as follows:

	2017	2016
Allocated shares	456,099	441,095
Unreleased shares	45,000	61,667
Total shares held by the ESOP	501,099	502,762
Fair value of unreleased shares	$1,008,900	$1,603,959

During the twelve months ended June 30, 2017, the Company repurchased 1,663 shares previously held in the ESOP for $44,335. During the twelve months ended June 30, 2016 the Company repurchased 14,303 shares previously held by the ESOP for $355,418.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the fiscal years ended June 30, 2017 and 2016, was $129,167 and $97,045, respectively, before income taxes. The related total deferred tax benefit as of June 30, 2017 and 2016 was approximately $11,606 and $7,971, respectively. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of June 30, 2017, there was approximately $117,827 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.5 years. The total deferred tax benefit related to these awards is approximately $10,728.

As of June 30, 2017, the Company had one employee stock option plan under which options could be granted, the 2007 Stock Option and Restricted Stock Plan (the "2007 Plan"). The Board of Directors could grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. The 2007 Plan was approved by the Company's shareholders at the Company's Annual Meeting on November 30, 2007. Options covering 400,000 shares are authorized for issuance under the 2007 Plan, of which 278,300 have been granted and 197,800 are outstanding as of June 30, 2017. Subsequent to June 30, 2017 the 2007 Plan expired and the Board of Directors adopted the 2017 Stock Options and Restricted Stock Plan subject to shareholder approval at the Company’s annual meeting scheduled on December 1, 2017.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life, and interest rates.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 11. Stock-based Compensation, Continued

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the year ended June 30, 2017 and 2016.

	2017	2016
Dividend yield	3.85%	3.99%
Expected stock price volatility	29.70%	27.80%
Risk-free interest rate	1.84%	1.20%
Expected option life (in years)	4.6 yrs	4.2 yrs
Weighted average fair value per share
of options granted during the period	$4.640	$3.866

The Company pays dividends quarterly and paid cash dividends totaling $1.00 per share for the twelve months ended June 30, 2017 and 2016. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the twelve months ended June 30, 2017:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2016	170,450	$23.84	5.73
Granted	41,150	$26.25	9.43
Exercised	(8,300)	$18.18	—
Forfeited or expired	(5,500)	$24.11	—
Outstanding at June 30, 2017	197,800	$24.57	5.86	$124,384
Vested or expected to vest at June 30, 2017	191,230	$24.52	5.74	$124,384
Exercisable at June 30, 2017	154,900	$24.13	4.89	$124,384

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on June 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2017. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the twelve months ended June 30, 2017 and 2016 was $20,769 and $40,981, respectively.

The following table summarizes changes in non-vested stock options during the twelve months ended June 30, 2017:

	Weighted
	Number of	Average
	Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-Vested at July 1, 2016	45,800	$4.564
Granted	41,150	4.640
Vested	(41,050)	4.609
Forfeited or expired	(3,000)	4.681
Non-Vested at June 30, 2017	42,900	$4.586

Note 12. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 8, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 41% represented by two customers at June 30, 2017 and 40% represented by two customers at June 30, 2016.

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

Note 13. Related Parties

The administration of the shares of common stock held by the ESOP Trust is subject to the Amended and Restated Plan and a Trust Agreement, each effective as of July 1, 2016. The Trustees’ rights with respect to the disposition of shares are governed by the terms of the Plan and the Trust Agreement. As to shares that have been allocated to the accounts of participants in the ESOP Trust, the Plan provides that the Trustees are required to vote such shares in accordance with instructions received from the participants. As to unallocated shares and allocated shares for which voting instructions have not been received from participants, the Plan provides that the Trustees are required to vote such shares in accordance with the direction of the Board of Directors of the Company under the terms of the Plan and Trust Agreement. See Note 10 for additional information regarding the ESOP.

Note 14. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2017 and 2016. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

Note 15. Stockholders' Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2017:

Stock options outstanding	197,800
Stock options available for issuance	156,550
Number of common shares reserved	354,350

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the years ended June 30:

	2017	2016
Numerator:
Net income	$1,135,736	$3,175,801
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	2,364,684	2,362,687
Unearned ESOP shares	(61,667)	(79,167)
Weighted average common shares issued during the period	4,465	5,975
Weighted average common shares purchased during the period	(879)	(10,395)
Weighted average ESOP shares earned during the period	6,267	6,586
Denominator for basic earnings per common shares –
Weighted average common shares	2,312,870	2,285,686

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 15. Stockholders' Equity, Continued

Diluted EPS:
Common shares outstanding, beginning of period	2,364,684	2,362,687
Unearned ESOP shares	(61,667)	(79,167)
Weighted average common shares issued during the period	4,465	5,975
Weighted average common shares purchased during the period	(879)	(10,395)
Weighted average ESOP shares earned during the period	6,267	6,586
Weighted average dilutive effect of stock options	11,968	16,348
Denominator for diluted earnings per common shares –
Weighted average common shares	2,324,838	2,302,034

Not included in this computation of earnings per share for the year ended June 30, 2017 and 2016 were options to purchase 151,800 and 113,250 shares, respectively, of the Company’s common stock. These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.

The Company paid cash dividends on common stock of $1.00 per share for the fiscal year ended June 30, 2017 and 2016. Subsequent to June 30, 2017, the Board of Directors has authorized the payment of a fiscal year 2018 first quarter dividend of $0.25 payable September 29, 2017 to shareholders of record on September 25, 2017. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend during any future years.

Note 16. Line of Credit

At June 30, 2017, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest payments equal to the LIBOR Daily Floating Rate plus 2.00%. Any borrowing under the line of credit will be collateralized by accounts receivable. The line will be reviewed annually for renewal. All outstanding balances are payable no later than the expiration date of the agreement, unless other terms are agreed to by the lender.

Note 17. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter
Net sales	$6,068,684	$5,667,624	$5,324,104	$5,460,600
Gross profit	1,343,748	1,080,145	1,128,505	1,162,170
Net income	420,825	244,079	279,173	191,659
Net income per share -
Basic	0.18	0.11	0.12	0.08
Diluted	0.18	0.11	0.12	0.08
2016
Net sales	$6,279,436	$7,242,020	$7,217,922	$6,731,987
Gross profit	1,968,320	1,588,043	2,148,223	1,667,096
Net income	878,530	614,427	972,468	710,376
Net income per share -
Basic	0.38	0.27	0.43	0.31
Diluted	0.38	0.27	0.43	0.30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2017.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on December 1, 2017) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, Signatures
3.1	Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10-K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8-K dated February 26, 2009)
4.1	Second Amended and Restated Rights Agreement, dated December 18, 2009, between Espey Mfg. & Electronics Corp. and Registrar and Transfer Company (incorporated by reference to Exhibit 4.01 to Espey’s Report on Form 8-K dated December 18, 2009)
4.2	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)
10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)
10.5	Retired Director Compensation Program and Mandatory Retirement Agreement (amended effective June 2, 2017) (filed herewith)
10.6	Retired Director Compensation Program and Mandatory Retirement Agreement – Paul Corr (incorporated by reference to Exhibit 10.6 to Espey's Report on Form 10-Q dated May 12, 2011)
10.7	Retired Director Compensation Program and Mandatory Retirement Agreement – Carl Helmetag (incorporated by reference to Exhibit 10.7 to Espey's Report on Form 10-Q dated May 12, 2011)
10.8	Retired Director Compensation Program and Mandatory Retirement Agreement – Barry Pinsley (incorporated by reference to Exhibit 10.8 to Espey's Report on Form 10-Q dated May 12, 2011)
10.9	Retired Director Compensation Program and Mandatory Retirement Agreement – Howard Pinsley (incorporated by reference to Exhibit 10.9 to Espey's Report on Form 10-Q dated May 12, 2011)
10.10	Retired Director Compensation Program and Mandatory Retirement Agreement – Alvin Sabo (incorporated by reference to Exhibit 10.10 to Espey's Report on Form 10-Q dated May 12, 2011)
10.11	Retired Director Compensation Program and Mandatory Retirement Agreement – Michael Wool (incorporated by reference to Exhibit 10.11 to Espey's Report on Form 10-Q dated May 12, 2011)
10.13	Executive Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.13 on Espey’s Report on Form 8-K dated March 4, 2013)
10.14	Executive Employment Agreement with Peggy Murphy (incorporated by reference to Exhibit 10.14 on Espey’s Report on Form 8-K dated March 4, 2013)
10.15	Executive Employment Agreement with Patrick Enright, Jr. (incorporated by reference to Exhibit 10.15 on Espey’s Report on Form 8-K dated January 20, 2015)
10.15a	First Amendment to Employment Agreement with Patrick Enright, Jr. (incorporated by reference to Exhibit 10.15a on Espey’s Report on Form 8-K dated March 7, 2016)
11.1	Statement re: Computation of Per Share Net income (filed herewith)
14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)
23.1	Consent of Freed Maxick CPAs, P.C. (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

S I G N A T U R E S

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/Patrick Enright Jr.
Patrick Enright Jr.
President and Chief Executive Officer
September 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Patrick Enright Jr.	President and Chief Executive Officer
Patrick Enright Jr.	September 14, 2017

/s/David O’Neil	Treasurer and Principal Financial Officer
David O'Neil	September 14, 2017

/s/Katrina Sparano	Assistant Treasurer
Katrina Sparano	September 14, 2017

/s/Howard Pinsley	Chairman of the Board
Howard Pinsley	September 14, 2017

/s/Barry Pinsley	Director
Barry Pinsley	September 14, 2017

/s/Michael W. Wool	Director
Michael W. Wool	September 14, 2017

/s/Paul J. Corr	Director
Paul J. Corr	September 14, 2017

/s/Carl Helmetag	Director
Carl Helmetag	September 14, 2017