Form 10-Q
period 2017-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2017-11-14
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

☐ Yes     ☒ No

At November 6, 2017, there were 2,368,205 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

September 30, 2017 (Unaudited) and June 30, 2017

	September 30, 2017	June 30, 2017
ASSETS:
Cash and cash equivalents	$7,389,349	$10,058,163
Investment securities	11,286,800	9,426,968
Trade accounts receivable, net of allowance of $3,000	3,644,241	3,399,613
Income tax receivable	—	120,179

Inventories:
Raw materials	1,281,629	1,303,259
Work-in-process	679,418	512,014
Costs related to contracts in process, net of advance
payments of $1,366,504 at September 30, 2017 and
June 30, 2017	8,443,983	7,863,538
Total inventories	10,405,030	9,678,811
Deferred tax assets	—	317,559
Prepaid expenses and other current assets	276,080	227,306
Total current assets	33,001,500	33,228,599

Property, plant and equipment, net	2,188,180	2,265,096
Deferred tax assets	99,935	—
Total assets	$35,289,615	$35,493,695

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$2,326,441	$2,250,115
Accrued expenses:
Salaries and wages	259,199	172,045
Vacation	620,345	656,199
ESOP payable	78,210	—
Other	132,374	250,283
Payroll and other taxes withheld	49,595	46,939
Income taxes payable	43,582	—
Total current liabilities	3,509,746	3,375,581
Deferred tax liabilities	—	220,571
Total liabilities	3,509,746	3,596,152
Commitments and contingencies (See Note 5)
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares
as of September 30, 2017 and June 30, 2017. Outstanding
2,371,321 as of September 30, 2017 and June 30, 2017
(includes 41,042 and 45,000 Unearned ESOP
shares, respectively)	1,009,958	1,009,958
Capital in excess of par value	17,671,758	17,650,335
Accumulated other comprehensive loss	(3,880)	(3,599)
Retained earnings	21,531,380	21,670,196
	40,209,216	40,326,890
Less: Unearned ESOP shares	(650,248)	(650,248)
Cost of 658,553 shares of common stock
in treasury as of September 30, 2017 and June 30, 2017	(7,779,099)	(7,779,099)
Total stockholders’ equity	31,779,869	31,897,543
Total liabilities and stockholders' equity	$35,289,615	$35,493,695

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2017 and 2016

	September 30, 2017	September 30, 2016

Net sales	$7,496,423	$6,068,684
Cost of sales	6,035,269	4,724,936
Gross profit	1,461,154	1,343,748

Selling, general and administrative expenses	878,820	772,667
Operating income	582,334	571,081

Other income:
Interest income	31,224	12,021
Other	10,172	7,002
Total other income	41,396	19,023

Income before provision for income taxes	623,730	590,104

Provision for income taxes	180,966	169,279

Net income	$442,764	$420,825

Other comprehensive income, net of tax:
Unrealized loss on investment securities	(281)	(686)

Total comprehensive income	$442,483	$420,139

Net income per share:
Basic	$0.19	$0.18
Diluted	$0.19	$0.18

Weighted average number of shares outstanding:
Basic	2,326,364	2,303,062
Diluted	2,332,234	2,318,986

Dividends per share:	$0.25	$0.25

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2017 and 2016

	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities:
Net income	$442,764	$420,825

Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	21,423	23,333
Depreciation	105,674	108,131
ESOP compensation expense	89,460	108,709
Deferred income tax (benefit) expense	(2,795)	12,504
Changes in assets and liabilities:
(Increase) decrease in trade receivable, net	(244,628)	1,066,287
Decrease in income tax receivable	163,761	45,775
(Increase) decrease in inventories, net	(726,219)	396,501
(Increase) decrease in prepaid expenses and other current assets	(48,774)	17,321
Increase in accounts payable	76,326	323,651
Increase (decrease) in accrued salaries and wages	87,154	(5,268)
Decrease in vacation accrual	(35,854)	(37,369)
Decrease in ESOP payable	(11,250)	(15,417)
Decrease in other accrued expenses	(117,909)	(58,990)
Increase (decrease) in payroll and other taxes withheld	2,656	(1,234)
Net cash (used in) provided by operating activities	(198,211)	2,404,759

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(28,758)	(155,730)
Purchase of investment securities	(2,583,383)	(4,391,056)
Proceeds from sale/maturity of investment securities	723,118	1,256,350
Net cash used in investing activities	(1,889,023)	(3,290,436)

Cash Flows from Financing Activities:
Dividends on common stock	(581,580)	(575,754)
Net cash used in financing activities	(581,580)	(575,754)

Decrease in cash and cash equivalents	(2,668,814)	(1,461,431)
Cash and cash equivalents, beginning of period	10,058,163	10,031,644
Cash and cash equivalents, end of period	$7,389,349	$8,570,213

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$20,000	$111,000

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2017. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2017 and June 30, 2017 because of the immediate or short-term maturity of these financial instruments.

Investment securities at September 30, 2017 and June 30, 2017 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at September 30, 2017 and June 30, 2017 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2017
Certificates of deposit	$10,411,000	$—	$—	$10,411,000
Municipal bonds	878,137	404	(2,741)	875,800
Total investment securities	$11,289,137	$404	$(2,741)	$11,286,800
June 30, 2017
Certificates of deposit	$8,557,000	$—	$—	$8,557,000
Municipal bonds	871,872	258	(2,162)	869,968
Total investment securities	$9,428,872	$258	$(2,162)	$9,426,968

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At September 30, 2017, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of September 30, 2017 and June 30, 2017, the contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
September 30, 2017
Available-for-sale	$10,765,328	$521,472	$11,286,800

June 30, 2017
Available-for-sale	$8,829,542	$597,426	$9,426,968

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 150,700 and 34,750 shares of our common stock for the three months ended September 30, 2017 and 2016, respectively, as the effect of including them would be anti-dilutive. As Unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended September 30, 2017 and 2016 was $21,423 and $23,333, respectively, before income taxes. The related total deferred tax benefits were approximately $1,893 and $1,765 for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of September 30, 2017, there was approximately $96,404 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.25 years. The total deferred tax benefit related to these awards is expected to be approximately $8,835.

The Company's 2007 Stock Option and Restricted Stock Plan (the "2007 Plan") expired on August 16, 2017. No further grants of options will be made under this plan. Of the 400,000 shares registered under the 2007 Plan Registration Statement, 156,550 shares (the “Unutilized Shares”) are not subject to outstanding grants of stock options or stock awards or were not issued pursuant to options granted or stock awards made under the 2007 plan, remain available for issuance and have been deregistered. The 2007 Plan Registration Statement otherwise continues in effect as to the balance of the shares of Common Stock remaining available for issuance, offer or sale following the exercise of options previously granted under the 2007 Plan.

The Board of Directors adopted the 2017 Stock Options and Restricted Stock Plan (the "2017 Plan") subject to shareholder approval at the Company’s annual meeting scheduled on December 1, 2017. If the 2017 Plan is approved, a total of 400,000 shares of Common Stock will be reserved for issuance under the plan. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

There were no options awarded for the three-month periods ended September 30, 2017 and 2016.

The Company declares dividends quarterly and paid cash dividends totaling $0.25 for the three months ended September 30, 2017 and 2016. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the three months ended September 30, 2017:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2017	197,800	$24.57	5.86
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(1,100)	$25.97	—
Outstanding at September 30, 2017	196,700	$24.56	5.61	$128,064
Vested or expected to vest at September 30, 2017	190,196	$24.51	5.49	$128,064
Exercisable at September 30, 2017	154,150	$24.12	4.64	$128,064

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on September 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2017. This amount changes based on the fair market value of the Company’s common stock. There were no options exercised during the three months ended September 30, 2017 and 2016.

The following table summarizes changes in non-vested stock options during the three months ended September 30, 2017:

	Number	Weighted Average
	of Shares	Grant Date Fair
	Subject to Option	Value (per Option)
Non-vested at July 1, 2017	42,900	$4.586
Granted	—	—
Vested	—	—
Forfeited or expired	(350)	$4.640
Non-vested at September 30, 2017	42,550	$4.585

Note 5. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2017 and June 30, 2017. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties.

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

These standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods therein.  We are currently evaluating the impact of our pending adoption of ASU No. 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard beginning July 1, 2018.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The guidance requires the classification of deferred tax assets and liabilities as non-current in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update. We adopted ASU 2015-17 during the first quarter of fiscal year 2018 on a prospective basis. Prior periods were not retrospectively adjusted. Accordingly, for the three-month period ended September 30, 2017 we decreased current deferred tax assets by $333,324 and decreased noncurrent deferred tax liabilities by $233,389; the net reclassification of which increased noncurrent deferred tax assets by $99,935. Adoption of ASU No. 2015-17 for the prior period presented would have the following impact on the Company’s financial statements for June 30, 2017; a decrease in current assets of $317,559, a decrease in non-current liabilities of $220,571 and an increase in non-current assets of $96,988.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted ASU 2016-09 during the first quarter of fiscal year 2018 on a prospective basis. We have elected to follow an accounting policy to estimate the number of awards that are expected to vest (current GAAP). Adoption of ASU No. 2016-09 will not have a material impact on the Company’s financial statements.

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

Note 7. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all non-union employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $89,460 and $108,709 for the three-month periods ended September 30, 2017 and 2016, respectively.

The ESOP shares as of September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
Allocated shares	456,099	441,095
Committed-to-be-released shares	3,958	4,167
Unreleased shares	41,042	57,500

Total shares held by the ESOP	501,099	502,762

Fair value of unreleased shares	$923,445	$1,453,025

During the three-month period ended September 30, 2017 and 2016, the Company did not repurchase any shares held by the ESOP.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Espey Mfg. & Electronics Corp. (“Espey”) is a power electronics design and equipment manufacturing company with a long history of developing and delivering highly reliable products for use in military and severe environment applications. Design, manufacturing, and testing is performed in our 150,000+ square foot facility located at 233 Ballston Ave, Saratoga Springs, New York. Espey is classified as a “smaller reporting company” for purposes of the reporting requirements under the Securities Exchange Act of 1934, as amended. Espey’s common stock is publicly-traded on the NYSE MKT under the symbol “ESP.”

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

Our business is not seasonal. However, the concentration of our business in the rail industry, and in equipment for military and industrial applications and our customer concentrations expose us to on-going associated risks. These risks include, without limitation, reduced requirements for power supplies in the rail industry, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, the potential of governmental termination of orders for convenience, and the general strength of the industry sectors in which our customers transact business.

Uncertainty in federal defense spending and the decline in procurement of the rail industry continues to drive competition. Many of our competitors continue to invest aggressively in upfront product design costs and lower profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of lower profits. This has put pressure on the pricing of our current products and lowering margins on new business. For the past several years, in order to compete effectively for new business, in some cases we have invested in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we adjust our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs. This practice will continue for fiscal year 2018 as we continue to invest in new programs and aggressively quote long-term programs in an effort to diversify our business and address the downturn in procurement from one of our long-term significant customers.

In order to maintain a balanced business, we are continuing to place an emphasis on securing “build to print” opportunities, which will allow production work to go directly to the manufacturing floor, limiting the impact on our engineering staff. This effort will keep our manufacturing team busy while the products being developed transition to production.

Index

The total backlog at September 30, 2017 was approximately $42.6 million which includes $22.4 million from three significant customers compared to $34.2 million at September 30, 2016 which included $22.5 million from two significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at September 30, 2017 is approximately $35.1 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at September 30, 2017 is approximately $7.5 million and represents a firm multi-year order for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The backlog was fully funded at September 30, 2016.

Management expects revenues in fiscal year 2018 to be higher than revenues during fiscal year 2017. This expectation is driven primarily by orders already in the backlog and due to the commencement of shipments on a significant military contract from the Federal Government for a power supply we designed in-house and was qualified by the applicable government agency in the later part of fiscal year 2017.

New orders received in the first three months of fiscal year 2018 were approximately $6.9 million as compared to $1.2 million of new orders received in the first three months of fiscal year 2017. It is presently anticipated that a minimum of $20.2 million of orders comprising the September 30, 2017 backlog will be filled during the fiscal year ending June 30, 2018. The minimum of $20.2 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2018. The estimate of the September 30, 2017 backlog to be shipped in fiscal year 2018 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $72 million in the aggregate as of November 6, 2017 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

Net sales to two significant customers represented 73.9% of the Company's total sales for the three-month period ended September 30, 2017, and net sales to four significant customers represented 68.4% of the Company’s total sales for the three-month period ended September 30, 2016. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales and mitigating excessive reliance upon a single major product of a particular program or minimizing the impact of the loss of a single significant customer.

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

Results of Operations

Net sales increased for the three months ended September 30, 2017 to $7,496,423 as compared to $6,068,684 for the same period in 2016. The increase in net sales is primarily due to an increase in power supply sales resulting from the commencement of shipments on a new significant military contract. This increase was offset, in part, by a decrease in magnetic shipments due to the completion of specific contracts.

Index

For the three months ended September 30, 2017 and 2016 gross profits were $1,461,154 and $1,343,748, respectively. Gross profit as a percentage of sales was 19.5% and 22.1%, for the three months ended September 30, 2017 and 2016, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage decreased in the three months ended September 30, 2017 as compared to the same period in 2016 due to product mix.

Selling, general and administrative expenses were $878,820 for the three months ended September 30, 2017; an increase of $106,153, compared to the three months ended September 30, 2016. The increase for the three months ended September 30, 2017 relates primarily to an increase in professional services, employee training, and incurred travel.

Other income for the three months ended September 30, 2017 and 2016 was $41,396 and $19,023, respectively. The increase is primarily due to an increase in interest income resulting from the increase in investment securities. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

The Company’s effective tax rates for the three months ended September 30, 2017 and 2016 was 29.0% and 28.7%, respectively. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2017, was $442,764 or $0.19 per share, both basic and diluted, compared to $420,825 or $0.18 per share, both basic and diluted, respectively for the three months ended September 30, 2016. The increase in net income per share was mainly due to higher gross profit resulting from higher sales offset, in part, by a decline in the gross profit percentage. The increase was further offset by an increase in selling, general, and administrative expenses.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital and letter of credit needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2017 and 2016.

The Company's working capital as of September 30, 2017 and 2016 was approximately $29.5 million and $30.1 million, respectively. During the three-month period ended September 30, 2017 and 2016, the Company did not repurchase any shares of its common stock from the Company's Employee Retirement Plan and Trust ("ESOP"). Under existing authorizations from the Company's Board of Directors, as of September 30, 2017, management is authorized to purchase an additional $985,991 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Three Months Ended September 30,
	2017	2016
Net cash (used in) provided by operating activities	$(198,211)	$2,404,759
Net cash used in investing activities	(1,889,023)	(3,290,436)
Net cash used in financing activities	(581,580)	(575,754)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provisions for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash used in operating activities in the current period relates primarily to an increase in accounts receivable and growth of inventory purchases as compared to a significant decrease in accounts receivable and declining levels of inventory purchases in the prior period. Net cash used by investing activities was less in the first three months of fiscal year 2018 as compared to the prior period due to the purchase of a single significant security in the prior period. Cash used in financing activities for the three-month period ended September 30, 2017 relates to dividend payments on common stock and is consistent with the same period in 2016.

Index

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2017 and 2016, the Company expended $28,758 and $155,730, respectively, for plant improvements and new equipment. The Company has budgeted approximately $2.5 million for new equipment and plant improvements in fiscal year 2018. Management anticipates that the funds required will be available from current operations.

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

Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold - None
(c)	Securities Repurchased
Purchases of Equity Securities
				Total Number	Maximum Number
				of Shares	(or Approximate
				Purchased	Dollar Value)
				as Part of	of Shares
		Total	Average	Publicly	that May Yet
		Number	Price	Announced	Be Purchased
		of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
$985,991

(1)	Pursuant to a prior Board of Directors authorization, as of September 30, 2017 the Company can repurchase up to $985,991 of its common stock pursuant to an ongoing plan.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 14, 2017