Form 10-Q
period 2017-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2018-02-13
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

☐ Yes     ☒ No

At February 13, 2018, there were 2,366,523 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2017 (Unaudited) and June 30, 2017

	December 31, 2017	June 30, 2017
ASSETS:
Cash and cash equivalents	$7,202,247	$10,058,163
Investment securities	11,422,070	9,426,968
Trade accounts receivable, net of allowance of $3,000	5,558,500	3,399,613
Income tax receivable	—	120,179

Inventories:
Raw materials	1,331,867	1,303,259
Work-in-process	759,554	512,014
Costs related to contracts in process, net of advance payments of $173,061 and $1,366,504 at December 31, 2017 and
June 30, 2017, respectively	6,850,469	7,863,538
Total inventories	8,941,890	9,678,811
Deferred tax assets	—	317,559
Prepaid expenses and other current assets	252,777	227,306
Total current assets	33,377,484	33,228,599

Property, plant and equipment, net	2,239,093	2,265,096
Deferred tax assets	89,965	—
Total assets	$35,706,542	$35,493,695

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$1,296,934	$2,250,115
Accrued expenses:
Salaries and wages	404,382	172,045
Vacation	629,908	656,199
ESOP payable	156,538	—
Other	120,410	250,283
Payroll and other taxes withheld	50,696	46,939
Income taxes payable	314,951	—
Total current liabilities	2,973,819	3,375,581
Deferred tax liabilities	—	220,571
Total liabilities	2,973,819	3,596,152
Commitments and contingencies (See Note 5)
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares
as of December 31, 2017 and June 30, 2017. Outstanding
2,366,523 and 2,371,321 as of December 31, 2017 and
June 30, 2017, respectively (includes 37,083 and
45,000 Unearned ESOP shares, respectively)	1,009,958	1,009,958
Capital in excess of par value	17,700,805	17,650,335
Accumulated other comprehensive loss	(4,449)	(3,599)
Retained earnings	22,565,450	21,670,196
	41,271,764	40,326,890
Less: Unearned ESOP shares	(650,248)	(650,248)
Cost of 663,351 and 658,553 shares of common stock
in treasury as of December 31, 2017 and June 30, 2017,
respectively	(7,888,793)	(7,779,099)
Total stockholders’ equity	32,732,723	31,897,543
Total liabilities and stockholders' equity	$35,706,542	$35,493,695

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended December 31, 2017 and 2016

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Net sales	$11,531,105	$5,667,624	$19,027,528	$11,736,308
Cost of sales	8,455,507	4,587,479	14,490,776	9,312,416
Gross profit	3,075,598	1,080,145	4,536,752	2,423,892

Selling, general and administrative expenses	982,370	750,381	1,861,190	1,523,047
Operating income	2,093,228	329,764	2,675,562	900,845

Other income
Interest income	35,653	11,454	66,877	23,475
Other	7,636	7,201	17,808	14,203
Total other income	43,289	18,655	84,685	37,678

Income before provision for income taxes	2,136,517	348,419	2,760,247	938,523

Provision for income taxes	521,646	104,340	702,612	273,619

Net income	$1,614,871	$244,079	$2,057,635	$664,904

Other comprehensive income, net of tax:
Unrealized loss on investment securities	(569)	(570)	(850)	(1,256)

Total comprehensive income	$1,614,302	$243,509	$2,056,785	$663,648

Net income per share:

Basic	$0.69	$0.11	$0.88	$0.29
Diluted	$0.69	$0.11	$0.88	$0.29

Weighted average number of shares outstanding:

Basic	2,327,562	2,308,588	2,326,963	2,305,825
Diluted	2,335,293	2,323,604	2,333,764	2,321,295

Dividends per share:	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Cash Flows from Operating Activities:
Net income	$2,057,635	$664,904

Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	—	(8,066)
Stock-based compensation	50,470	53,048
Depreciation	211,193	216,628
ESOP compensation expense	179,038	216,876
Deferred income tax expense	6,565	34,481
Changes in assets and liabilities:
(Increase) decrease in trade receivable, net	(2,158,887)	1,204,622
Decrease in inventories, net	736,921	1,391,132
(Increase) decrease in prepaid expenses and other current assets	(25,471)	132,175
Decrease in accounts payable	(953,181)	(116,652)
Increase (decrease) in accrued salaries and wages	232,337	(177,939)
Decrease in vacation accrual	(26,291)	(21,210)
Decrease in ESOP payable	(22,500)	(30,833)
Decrease in other accrued expenses	(129,873)	(94,452)
Increase in payroll and other taxes withheld	3,757	3,512
Increase in income tax payable	435,131	21,136
Net cash provided by operating activities	596,844	3,489,362

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(185,190)	(223,211)
Purchase of investment securities	(4,696,925)	(6,232,932)
Proceeds from sale/maturity of investment securities	2,701,431	2,845,017
Net cash used in investing activities	(2,180,684)	(3,611,126)

Cash Flows from Financing Activities:
Dividends on common stock	(1,162,382)	(1,152,618)
Purchase of treasury stock	(109,694)	(44,335)
Proceeds from exercise of stock options	—	136,285
Excess tax benefits from share-based compensation	—	8,066
Net cash used in financing activities	(1,272,076)	(1,052,602)

Decrease in cash and cash equivalents	(2,855,916)	(1,174,366)
Cash and cash equivalents, beginning of period	10,058,163	10,031,644
Cash and cash equivalents, end of period	$7,202,247	$8,857,278

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$260,000	$218,000

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2017 and June 30, 2017 because of the immediate or short-term maturity of these financial instruments.

Investment securities at December 31, 2017 and June 30, 2017 consist of certificates of deposit and government and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at December 31, 2017 and June 30, 2017 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
Certificates of deposit	$10,431,000	$—	$—	$10,431,000
Municipal bonds	994,282	568	(3,780)	991,070
Total investment securities	$11,425,282	$568	$(3,780)	$11,422,070
June 30, 2017
Certificates of deposit	$8,557,000	$—	$—	$8,557,000
Municipal bonds	871,872	258	(2,162)	869,968
Total investment securities	$9,428,872	$258	$(2,162)	$9,426,968

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At December 31, 2017, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of December 31, 2017 and June 30, 2017, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
December 31, 2017
Available-for-sale	$10,985,778	$436,292	$11,422,070

June 30, 2017
Available-for-sale	$8,829,542	$597,426	$9,426,968

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 150,550 and 107,700 shares of our common stock for the three and six months ended December 31, 2017 and 2016, respectively, as the effect of including them would be anti-dilutive. As Unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended December 31, 2017 and 2016 was $29,048 and $29,715, respectively, before income taxes. The related total deferred tax benefits were approximately $1,602 and $2,359 for the same periods. Total stock-based compensation expense recognized in the statements of comprehensive income for the six-month periods ended December 31, 2017 and 2016, was $50,470 and $53,048, respectively, before income taxes. The related total deferred tax benefit was approximately $2,771 and $4,124 for the same periods. ASC 718 requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow.

As of December 31, 2017, there was approximately $189,343 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2.00 years. The total deferred tax benefit related to these awards is expected to be approximately $10,772.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Options and Restricted Stock Plan (the "2017 Plan"), approved by the Company's shareholders at the Company's Annual Meeting on December 1, 2017. The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 plan, of which 51,515 have been granted as of December 31, 2017. While no further grants of options may be made under the Company’s 2007 Stock Options and Restricted Stock Plan which expired on August 16, 2017, as of December 31, 2017, 196,550 options were outstanding under such plan of which 154,650 are vested and exercisable.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the six months ended December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016

Dividend yield	4.60%	3.85%
Company’s expected volatility	23.97%	29.70%
Risk-free interest rate	1.95%	1.84%
Expected term	4.7 yrs	4.6 yrs
Weighted average fair value per share
of options granted during the period	$2.790	$4.640

The Company declares dividends quarterly and paid cash dividends totaling $0.50 per share for the six months ended December 31, 2017 and 2016. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2017:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2017	197,800	$24.57	5.86
Granted	51,515	$21.75	9.81
Exercised	—	—	—
Forfeited or expired	(1,250)	$26.00	—
Outstanding at December 31, 2017	248,065	$23.98	6.28	$309,072
Vested or expected to vest at December 31, 2017	233,886	$23.99	6.09	$291,851
Exercisable at December 31, 2017	154,650	$24.13	4.40	$195,224

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on December 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2017. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the six months ended December 31, 2017 and 2016 were $0 and $15,189, respectively.

The following table summarizes changes in non-vested stock options during the six months ended December 31, 2017:

	Number	Weighted Average
	of Shares	Grant Date Fair
	Subject to Option	Value (per Option)
Non-vested at July 1, 2017	42,900	$4.586
Granted	51,515	$2.790
Vested	(500)	$4.431
Forfeited or expired	(500)	$4.640
Non-vested at December 31, 2017	93,415	$3.596

Index

Note 5. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2017 and June 30, 2017. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties.

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

These standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods therein. We are continuing to evaluate the impact of our pending adoption of ASU No. 2014-09, which we do not expect to have a material impact on the Company’s financial statements upon adoption. The company expects to use the modified retrospective method when adopting the standard beginning July 1, 2018.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The guidance requires the classification of deferred tax assets and liabilities as non-current in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update. We adopted ASU 2015-17 during the first quarter of fiscal year 2018 on a prospective basis. Prior periods were not retrospectively adjusted. Accordingly, for the six-month period ended December 31, 2017 we decreased current deferred tax assets by $301,447 and decreased noncurrent deferred tax liabilities by $211,482; the net reclassification of which increased noncurrent deferred tax assets by $89,965. Adoption of ASU No. 2015-17 for the prior period presented would have the following impact on the Company’s financial statements for June 30, 2017; a decrease in current assets of $317,559, a decrease in non-current liabilities of $220,571 and an increase in non-current assets of $96,988.

Index

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted ASU 2016-09 during the first quarter of fiscal year 2018 on a prospective basis. We have elected to follow an accounting policy to estimate the number of awards that are expected to vest (consistent with ASU and prior GAAP). Adoption of ASU No. 2016-09 did not and is not expected to have a material impact on the Company’s financial statements.

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

Note 7. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all non-union employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $89,578 and $108,167 for the three-month periods ended December 31, 2017 and 2016, respectively. ESOP compensation expense was $179,038 and $216,876 for the six-month periods ended December 31, 2017 and 2016, respectively.

The ESOP shares as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Allocated shares	443,198	439,432
Committed-to-be-released shares	7,917	8,333
Unreleased shares	37,083	53,334

Total shares held by the ESOP	488,198	501,099

Fair value of unreleased shares	$888,509	$1,389,884

During the three and six months ended December 31, 2017 the Company repurchased 4,798 shares previously held in the ESOP for $109,694. During the three and six months ended December 31, 2016 the Company repurchased 1,663 shares previously held in the ESOP for $44,335.

Index

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Espey Mfg. & Electronics Corp. (“Espey”) is a power electronics design and original equipment manufacturing with a long history of developing and delivering highly reliable products for use in military and severe environment applications. Design, manufacturing, and testing is performed in our 150,000+ square foot facility located at 233 Ballston Ave, Saratoga Springs, New York. Espey is classified as a “smaller reporting company” for purposes of the reporting requirements under the Securities Exchange Act of 1934, as amended. Espey’s common stock is publicly-traded on the NYSE MKT under the symbol “ESP.”

Espey began operations after incorporation in New York in 1928. We strive to remain competitive as a leader in high power energy conversion and transformer solutions through the design and manufacture of new and improved products by using advanced and “cutting edge” electronics technologies.

Espey is ISO 9001:2015 and AS9100:2016 certified. Our primary products are power supplies, power converters, filters, power transformers, magnetic components, power distribution equipment, UPS systems, antennas and high power radar systems. The applications of these products include AC and DC locomotives, shipboard power, shipboard radar, airborne power, ground-based radar, and ground mobile power.

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

Our business is not seasonal. However, the concentration of our business in the rail industry, and in equipment for military applications and industrial applications and our customer concentrations expose us to on-going associated risks. These risks include, without limitation, requirements for power supplies in the rail industry, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, and the potential of governmental termination of orders for convenience, and the general strength of the industry sectors in which our customers transact business.

Uncertainty in federal defense spending and future procurement needs supporting the rail industry continues to drive competition. Many of our competitors continue to invest aggressively in upfront product design costs and lower profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of lower profits. This has put pressure on the pricing of our current products and lowering margins on new business. For the past several years, in order to compete effectively for new business, in some cases we have invested in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we adjust our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

In order to maintain a balanced business, we are continuing to place an emphasis on securing “build to print” opportunities, which will allow production work to go directly to the manufacturing floor, limiting the impact on our engineering staff. This effort will keep our manufacturing team busy while the products being developed transition to production.

 Index

The total backlog at December 31, 2017 was approximately $38.4 million which includes $19.0 million from three significant customers compared to $38.2 million at December 31, 2016 which included $21.8 million from two significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at December 31, 2017 is approximately $33.4 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at December 31, 2017 is approximately $5.0 million and represents a firm multi-year order for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The backlog was fully funded at December 31, 2016.

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

New orders received in the six months of fiscal year 2018 were approximately $14.3 million as compared to $10.9 million of new orders received in the first six months of fiscal year 2017. It is presently anticipated that a minimum of $13.5 million of orders comprising the December 31, 2017 backlog will be filled during the fiscal year ending June 30, 2018. The minimum of $13.5 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2018. The estimate of the December 31, 2017 backlog to be shipped in fiscal year 2018 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $69 million in the aggregate as of January 30, 2018 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

Net sales to three significant customers represented 63.2% of the Company’s total sales for the three-month period ended December 31, 2017 and net sales to two significant customers represented 38.4% of the Company's total sales for the three-month period ended December 31, 2016. Net sales to two significant customers represented 61.0% and 42.6% of the Company’s total sales for the six-month periods ended December 31, 2017 and 2016, respectively. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales and mitigating excessive reliance upon a single major product of a particular program or minimizing the impact of the loss of a single significant customer.

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

Results of Operations

Net sales increased for the three months ended December 31, 2017 to $11,531,105 as compared to $5,667,624 for the same period in 2016. Net sales for the six months ended December 31, 2017 increased to $19,027,528 as compared to $11,736,308 for the same period in 2016. For the three and six months ended December 31, 2017, the increase in net sales is primarily due to an increase in power supply sales resulting from the commencement of shipments on a new significant military contract in the current fiscal year. This increase was offset, in part, by a decrease in magnetic shipments due to the timing and completion of specific contracts.

 Index

For the three months ended December 31, 2017 and 2016, gross profits were $3,075,598 and $1,080,145, respectively. Gross profit as a percentage of sales was 26.7% and 19.1%, for the three months ended December 31, 2017 and 2016, respectively. For the six months ended December 31, 2017 and 2016, gross profits were $4,536,752 and $2,423,892, respectively. Gross profit as a percentage of sales was 23.8% and 20.7%, for the six months ended December 31, 2017 and 2016, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage increased in the three and six months ended December 31, 2017 as compared to the same period in 2016 primarily due to product mix and a decrease in expenditures incurred related to engineering design investments.

Selling, general and administrative expenses were $982,370 for the three months ended December 31, 2017; an increase of $231,989, compared to the three months ended December 31, 2016. Selling, general and administrative expenses were $1,861,190 for the six months ended December 31, 2017; an increase of $338,143 compared to the six months ended December 31, 2016. The increase for the three and six months ended December 31, 2017 as compared to the same period in 2016 relates primarily to the increase in employee compensation costs, professional services, outside selling expenses incurred for outside sales representatives, and freight due to an increase in shipments.

Other income for the three months ended December 31, 2017 and 2016, was $43,289 and $18,655, respectively. Other income for the six months ended December 31, 2017 and 2016, was $84,685 and $37,678, respectively. The increase for the three and six months is primarily due an increase in interest income resulting from the increase in investment securities. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

The Company’s effective tax rates for the three and six months ended December 31, 2017, were 24.4% and 25.5%, respectively, compared to 29.9% and 29.2% for the three and six months ended December 31, 2016. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares. The Company’s effective tax rate for the three and six months ended December 31, 2017 uses a blended statutory tax rate which factors the reduction in the corporate statutory tax rate authorized under the Tax Cuts and Jobs Act (the “Tax Act”) effective on January 1, 2018. The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and provisionally recorded a net income tax expense of $35,200 related to the remeasurement in the second quarter of fiscal year 2018. The Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Net income for the three months ended December 31, 2017, was $1,614,871 or $0.69 per share both basic and diluted, respectively compared to $244,079 or $0.11 per share both basic and diluted, for the three months ended December 31, 2016. Net income for the six months ended December 31, 2017, was $2,057,635 or $0.88 per share both basic and diluted compared to $664,904 or $0.29 per share both basic and diluted for the six months ended December 31, 2016. The increase in net income per share for the three and six months ended December 31, 2017 compared to the same period in 2016 was mainly due to high gross profit resulting from higher sales and higher gross profit percentage resulting from product mix and the decrease in expenditures related to engineering design investments made by the company. In addition, net income per share increased due to the reduction in the Company’s effective tax rate as discussed above. The increase was offset, in part, by an increase in selling, general, and administrative expenses.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital and letter of credit needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2017 and 2016.

 Index

The Company's working capital as of December 31, 2017 and 2016 was approximately $30.4 million and $29.9 million, respectively. During the three and six-months ended December 31, 2017 the Company repurchased 4,798 shares of its common stock from the Company’s Employee Retirement Plan and Trust (“ESOP”) for a purchase price of $109,694. During the three and six months ended December 31, 2016 the Company repurchased 1,663 shares of its common stock from the ESOP for a purchase price of $44,335. Under existing authorizations from the Company's Board of Directors, as of December 31, 2017, management is authorized to purchase an additional $876,297 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Six Months Ended December 31,
	2017	2016
Net cash provided by operating activities	$596,844	$3,489,362
Net cash used in investing activities	(2,180,684)	(3,611,126)
Net cash used in financing activities	(1,272,076)	(1,052,602)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provisions for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities in the first six months of fiscal year 2018 compared to the prior period relates primarily to an increase in accounts receivable, a decrease in inventories, and an increase in net income resulting from higher sales in the current period. Net cash used in investing activities was less in the first six months of fiscal year 2018 as compared to the prior period due to the purchase of a single significant security in the prior period. Cash used in financing activities consists primarily of dividend payments on common stock and the company’s purchase and issuance of treasury stock. The increase in cash used in financing activities is due to the fact that more shares were purchased from the Company’s ESOP in the first six months of fiscal year 2018 as compared to the same period in 2017. In addition, no proceeds from the exercise of stock options were received during the first six months ended December 31, 2017 when compared with the same period in 2016.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2017 and 2016, the Company expended $185,190 and $223,211, respectively, for plant improvements and new equipment. The Company has budgeted approximately $2.5 million for new equipment and plant improvements in fiscal year 2018. As of December 31, 2017, purchase commitments for plant improvements and new equipment totaled $480,000. Management anticipates that the funds required will be available from current operations.

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

 Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold - None
(c)	Securities Repurchased
Purchases of Equity Securities
			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
October 1 to
October 31, 2017	3,116	$22.69	3,116	$915,276

December 1 to
December 31, 2017	1,682	$23.17	1,682	$876,297

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ Patrick Enright Jr.
Patrick Enright Jr.
President and Chief Executive Officer

/s/David O’Neil
David O’Neil
Principal Financial Officer and Executive Vice President

Date: February 13, 2018