Form 10-Q
period 2018-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2018-05-14
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

☐ Large accelerated filer	☒ Smaller reporting company
☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company.

☐ Yes      ☒ No

At May 10, 2018, there were 2,383,723 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2018 (Unaudited) and June 30, 2017

	March 31, 2018	June 30, 2017
ASSETS:
Cash and cash equivalents	$6,906,752	$10,058,163
Investment securities	11,402,394	9,426,968
Trade accounts receivable, net of allowance of $3,000	3,595,441	3,399,613
Income tax receivable	148,102	120,179

Inventories:
Raw materials	1,419,002	1,303,259
Work-in-process	978,550	512,014
Costs related to contracts in process, net of advance payments of $577,714 and $1,366,504 at March 31, 2018 and
June 30, 2017, respectively	7,903,603	7,863,538
Total inventories	10,301,155	9,678,811
Deferred tax assets	—	317,559
Prepaid expenses and other current assets	776,447	227,306
Total current assets	33,130,291	33,228,599

Property, plant and equipment, net	2,579,043	2,265,096
Deferred tax assets	78,489	—
Total assets	$35,787,823	$35,493,695

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$1,499,895	$2,250,115
Accrued expenses:
Salaries and wages	391,213	172,045
Vacation	724,662	656,199
ESOP payable	245,752	—
Other	163,418	250,283
Payroll and other taxes withheld	58,429	46,939
Total current liabilities	3,083,369	3,375,581
Deferred tax liabilities	—	220,571
Total liabilities	3,083,369	3,596,152
Commitments and contingencies (See Note 5)
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares
as of March 31, 2018 and June 30, 2017. Outstanding
2,375,923 and 2,371,321 as of March 31, 2018 and
June 30, 2017, respectively (includes 33,125 and
45,000 Unearned ESOP shares, respectively)	1,009,958	1,009,958
Capital in excess of par value	17,861,046	17,650,335
Accumulated other comprehensive loss	(6,592)	(3,599)
Retained earnings	22,301,533	21,670,196
	41,165,945	40,326,890
Less: Unearned ESOP shares	(650,248)	(650,248)
Cost of 653,951 and 658,553 shares of common stock
in treasury as of March 31, 2018 and June 30, 2017,
respectively	(7,811,243)	(7,779,099)
Total stockholders’ equity	32,704,454	31,897,543
Total liabilities and stockholders' equity	$35,787,823	$35,493,695

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended March 31, 2018 and 2017

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net sales	$5,663,161	$5,324,104	$24,690,689	$17,060,411
Cost of sales	4,407,957	4,195,599	18,898,733	13,508,014
Gross profit	1,255,204	1,128,505	5,791,956	3,552,397

Selling, general and administrative expenses	895,129	784,589	2,756,319	2,307,636
Operating income	360,075	343,916	3,035,637	1,244,761

Other income
Interest income	42,684	39,911	109,561	63,385
Other	13,428	7,488	31,236	21,691
Total other income	56,112	47,399	140,797	85,076

Income before provision for income taxes	416,187	391,315	3,176,434	1,329,837

Provision for income taxes	98,423	112,142	801,035	385,761

Net income	$317,764	$279,173	$2,375,399	$944,076

Other comprehensive income, net of tax:
Unrealized loss on investment securities	(2,143)	(247)	(2,993)	(1,503)

Total comprehensive income	$315,621	$278,926	$2,372,406	$942,573

Net income per share:

Basic	$0.14	$0.12	$1.02	$0.41
Diluted	$0.14	$0.12	$1.02	$0.41

Weighted average number of shares outstanding:

Basic	2,331,697	2,317,838	2,328,518	2,309,771
Diluted	2,349,428	2,327,797	2,338,909	2,323,431

Dividends per share:	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2018 and 2017

	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities:
Net income	$2,375,399	$944,076

Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	—	(9,070)
Stock-based compensation	86,675	93,293
Depreciation	318,076	323,710
ESOP compensation expense	279,502	320,835
Deferred income tax expense	19,707	50,146
Changes in assets and liabilities:
(Increase) decrease in trade receivable, net	(195,828)	1,583,208
(Increase) decrease in income taxes receivable	(27,923)	107,615
(Increase) decrease in inventories, net	(622,344)	1,891,249
Increase in prepaid expenses and other current assets	(549,141)	(123,758)
(Decrease) increase in accounts payable	(750,220)	82,715
Increase (decrease) in accrued salaries and wages	219,168	(258,947)
Increase in vacation accrual	68,463	16,874
Decrease in ESOP payable	(33,750)	(46,250)
Decrease in other accrued expenses	(86,865)	(40,020)
Increase (decrease) in payroll and other taxes withheld	11,490	(2,531)
Net cash provided by operating activities	1,112,409	4,933,145

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(632,023)	(331,686)
Purchase of investment securities	(10,101,613)	(7,606,900)
Proceeds from sale/maturity of investment securities	8,121,986	3,974,224
Net cash used in investing activities	(2,611,650)	(3,964,362)

Cash Flows from Financing Activities:
Dividends on common stock	(1,744,062)	(1,730,031)
Purchase of treasury stock	(109,694)	(44,335)
Proceeds from exercise of stock options	201,586	150,917
Excess tax benefits from share-based compensation	—	9,070
Net cash used in financing activities	(1,652,170)	(1,614,379)

Decrease in cash and cash equivalents	(3,151,411)	(645,596)
Cash and cash equivalents, beginning of period	10,058,163	10,031,644
Cash and cash equivalents, end of period	$6,906,752	$9,386,048

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$810,000	$228,000

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of March 31, 2018 and June 30, 2017 because of the immediate or short-term maturity of these financial instruments.

Investment securities at March 31, 2018 and June 30, 2017 consist of certificates of deposit and government and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at March 31, 2018 and June 30, 2017 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2018
Certificates of deposit	$10,439,000	$—	$—	$10,439,000
Municipal bonds	968,749	603	(5,958)	963,394
Total investment securities	$11,407,749	$603	$(5,958)	$11,402,394
June 30, 2017
Certificates of deposit	$8,557,000	$—	$—	$8,557,000
Municipal bonds	871,872	258	(2,162)	869,968
Total investment securities	$9,428,872	$258	$(2,162)	$9,426,968

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At March 31, 2018, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of March 31, 2018 and June 30, 2017, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
March 31, 2018
Available-for-sale	$10,528,099	$874,295	$11,402,394

June 30, 2017
Available-for-sale	$8,829,542	$597,426	$9,426,968

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 103,600 and 152,150 shares of our common stock for the three and nine months ended March 31, 2018 and 2017, respectively, as the effect of including them would be anti-dilutive. As Unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended March 31, 2018 and 2017 was $36,205 and $40,245, respectively, before income taxes. The related total deferred tax benefits were approximately $2,034 and $3,769 for the same periods. Total stock-based compensation expense recognized in the statements of comprehensive income for the nine-month periods ended March 31, 2018 and 2017, was $86,675 and $93,293, respectively, before income taxes. The related total deferred tax benefit was approximately $4,805 and $7,893 for the same periods.

As of March 31, 2018, there was approximately $153,718 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2.00 years. The total deferred tax benefit related to these awards is expected to be approximately $8,738.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Options and Restricted Stock Plan (the "2017 Plan"), approved by the Company's shareholders at the Company's Annual Meeting on December 1, 2017. The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 plan, of which 51,715 have been granted as of March 31, 2018. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of March 31, 2018, 185,400 options were outstanding under such plan of which 145,950 are vested and exercisable.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the nine months ended March 31, 2018 and 2017.

	March 31, 2018	March 31, 2017

Dividend yield	4.60%	3.85%
Company’s expected volatility	23.97%	29.70%
Risk-free interest rate	1.95%	1.84%
Expected term	4.7 yrs	4.6 yrs
Weighted average fair value per share
of options granted during the period	$2.790	$4.640

The Company declares dividends quarterly and paid cash dividends totaling $0.75 per share for the nine months ended March 31, 2018 and 2017. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the nine months ended March 31, 2018:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2017	197,800	$24.57	5.86
Granted	51,715	$21.76	9.54
Exercised	(9,400)	$21.45	—
Forfeited or expired	(4,885)	$24.44	—
Outstanding at March 31, 2018	235,230	$24.08	6.22	$528,162
Vested or expected to vest at March 31, 2018	221,814	$24.10	6.04	$494,369
Exercisable at March 31, 2018	145,950	$24.31	4.42	$303,756

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE MKT on March 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2018. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the nine months ended March 31, 2018 and 2017 were $23,437 and $20,769, respectively.

The following table summarizes changes in non-vested stock options during the nine months ended March 31, 2018:

	Number	Weighted Average
	of Shares	Grant Date Fair
	Subject to Option	Value (per Option)
Non-vested at July 1, 2017	42,900	$4.586
Granted	51,715	$2.793
Vested	(1,500)	$4.149
Forfeited or expired	(3,835)	$3.731
Non-vested at March 31, 2018	89,280	$3.591

Index

Note 5. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2018 and June 30, 2017. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties.

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

In subsequent periods, the FASB issued additional ASUs intended to clarify specific aspects related to the interpretation and implementation of ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” to provide guidance on principal versus agent considerations by an entity as discussed in ASU No. 2014-09. ASU No. 2016-08 provides criteria to be assessed by an entity when determining whether it is the principal or agent in relation to the goods or services which the company is contractually obligated to provide to the customer. Among these considerations are: identifying the unit of account at which the entity should assess whether it is a principal or an agent; identifying the nature of the good or service provided to the customer; applying the control principle to certain types of transactions; and, interaction of the control principle with the indicators provided to assist in the principle versus agent evaluation. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers – (Topic 606): Identifying Performance Obligations and Licensing” to provide implementation guidance related to the necessary judgements required in identifying performance obligations of a contract and guidance related to recognition of licensing revenues. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers – (Topic 606): Narrow-Scope Improvements and Practical Expedients” to provide guidance related to the implementation of ASU No. 2014-09 in the following areas; assessing collectability for contracts that do not meet Step 1 of revenue recognition, presentation of sales taxes, noncash consideration, contract modifications at transition, and completed contracts at transition.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The guidance requires the classification of deferred tax assets and liabilities as non-current in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update. We adopted ASU 2015-17 during the first quarter of fiscal year 2018 on a prospective basis. Prior periods were not retrospectively adjusted. Accordingly, for the nine-month period ended March 31, 2018 we decreased current deferred tax assets by $268,371 and decreased noncurrent deferred tax liabilities by $189,882; the net reclassification of which increased noncurrent deferred tax assets by $78,849. Adoption of ASU No. 2015-17 for the prior period presented would have the following impact on the Company’s financial statements for June 30, 2017; a decrease in current assets of $317,559, a decrease in non-current liabilities of $220,571 and an increase in non-current assets of $96,988.

Index

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted ASU 2016-09 during the first quarter of fiscal year 2018 on a prospective basis. We have elected to follow an accounting policy to estimate the number of awards that are expected to vest (consistent with ASU and prior GAAP). Adoption of ASU No. 2016-09 did not have a material impact on the Company’s financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. Under current accounting guidance, the income tax effects for changes in income tax rates and certain other transactions are recognized in income from continuing operations resulting in income tax effects recognized in Accumulated Other Comprehensive Income that do not reflect the current tax rate of the entity (“stranded tax effects”). The new guidance allows the Company the option to reclassify these stranded tax effects to retained earnings that relate to the change in the federal tax rate resulting from the passage of the Tax Cuts and Jobs Act (the “Tax Act”). This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. The Company is evaluating the impact that ASU No. 2018-02 will have on the Company's financial statements.

Note 7. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all non-union employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $100,464 and $103,959 for the three-month periods ended March 31, 2018 and 2017, respectively. ESOP compensation expense was $279,502 and $320,835 for the nine-month periods ended March 31, 2018 and 2017, respectively.

Index

The ESOP shares as of March 31, 2018 and 2017 were as follows:

	March 31, 2018	March 31, 2017
Allocated shares	443,198	439,432
Committed-to-be-released shares	11,875	12,500
Unreleased shares	33,125	49,167

Total shares held by the ESOP	488,198	501,099

Fair value of unreleased shares	$867,875	$1,130,841

During the three and nine months ended March 31, 2018 the Company repurchased 0 and 4,798 shares previously held in the ESOP for $0 and $109,694. During the three and nine months ended March 31, 2017 the Company repurchased 0 and 1,663 shares previously held in the ESOP for $0 and $44,335.

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan. Share distributions from the ESOP during the three and nine months ended March 31, 2018 totaled 0 and 8,103 shares, respectively. During the three and nine month period ended March 31, 2017 the ESOP did not distribute any shares from the plan.

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

Uncertainty in federal defense spending and future procurement needs supporting the rail industry continues to drive competition. Many of our competitors continue to invest aggressively in upfront product design costs and lower profit margins as a strategic means of maintaining existing business and enhancing market share at the expense of lower profits. This has put pressure on the pricing of our current products and has lowered margins on new business. For the past several years, in order to compete effectively for new business, in some cases we have invested in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. Accordingly, we adjust our pricing strategy in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

In order to maintain a balanced business, we are continuing to place an emphasis on securing “build to print” opportunities, which will allow production work to go directly to the manufacturing floor, limiting the impact on our engineering staff. This effort will keep our manufacturing team busy while the products being developed transition to production.

Index

The total backlog at March 31, 2018 was approximately $47.0 million which includes $21.0 million from three significant customers compared to $38.7 million at March 31, 2017 which included $20.4 million from two significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at March 31, 2018 is approximately $42.5 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at March 31, 2018 is approximately $4.5 million and represents a firm multi-year order for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The backlog was fully funded at March 31, 2017.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones. Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales. We are currently experiencing some technical and schedule delays with our major development programs which are being resolved as they arise. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $8.8 million.

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

New orders received in the nine months of fiscal year 2018 were approximately $28.6 million as compared to $16.8 million of new orders received in the first nine months of fiscal year 2017. It is presently anticipated that a minimum of $7.0 million of orders comprising the March 31, 2018 backlog will be filled during the fiscal year ending June 30, 2018. The minimum of $7.0 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2018. The estimate of the March 31, 2018 backlog to be shipped in fiscal year 2018 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $68.4 million in the aggregate as of May 1, 2018 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

Net sales to two significant customers represented 50.6% of the Company’s total sales for the three-month period ended March 31, 2018 and net sales to two significant customers represented 40.7% of the Company's total sales for the three-month period ended March 31, 2017. Net sales to two significant customers represented 58.6% and 43.2% of the Company’s total sales for the nine-month periods ended March 31, 2018 and 2017, respectively. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales and mitigating excessive reliance upon a single major product of a particular program or minimizing the impact of the loss of a single significant customer.

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

Results of Operations

Net sales increased for the three months ended March 31, 2018 to $5,663,161 as compared to $5,324,104 for the same period in 2017. Net sales for the nine months ended March 31, 2018 increased to $24,690,689 as compared to $17,060,411 for the same period in 2017. For the three and nine months ended March 31, 2018, the increase in net

Index

sales is primarily due to an increase in power supply sales resulting from the commencement of shipments on a new significant military contract in the current fiscal year offset, in part, by a decrease in magnetic shipments due to timing and completion of specific contracts.

For the three months ended March 31, 2018 and 2017, gross profits were $1,255,204 and $1,128,505, respectively. Gross profit as a percentage of sales was 22.2% and 21.2%, for the three months ended March 31, 2018 and 2017, respectively. For the nine months ended March 31, 2018 and 2017, gross profits were $5,791,956 and $3,552,397, respectively. Gross profit as a percentage of sales was 23.5% and 20.8%, for the nine months ended March 31, 2018 and 2017, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage increased in the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to product mix, offset in part, by an increase in expenditures incurred related to engineering design investments. The gross profit percentage increased in the nine months ended March 31, 2018 as compared to the same period in 2017 primarily due to an increase in sales while expenditures incurred related to engineering design investments remained comparable to those incurred in the same period in 2017.

Selling, general and administrative expenses were $895,129 for the three months ended March 31, 2018; an increase of $110,540, compared to the three months ended March 31, 2017. Selling, general and administrative expenses were $2,756,319 for the nine months ended March 31, 2018; an increase of $448,683 compared to the nine months ended March 31, 2017. The increase for the three months ended March 31, 2018 as compared to the same period in 2017 relates primarily to the increase in employee compensation costs and professional services. The increase for the nine months ended March 31, 2018 as compared to the same period in 2017 relates primarily to the increase in employee compensation costs, professional services, outside selling expenses incurred for outside sales representatives, and freight due to an increase in shipments.

Other income for the three months ended March 31, 2018 and 2017, was $56,112 and $47,399, respectively. Other income for the nine months ended March 31, 2018 and 2017, was $140,797 and $85,076, respectively. The increase for the three and nine months is primarily due an increase in interest income resulting from the increase in investment securities. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

The Company’s effective tax rates for the three and nine months ended March 31, 2018, were 23.6% and 25.2%, respectively, compared to 28.7% and 29.0% for the three and nine months ended March 31, 2017. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares. The Company’s effective tax rate for the three and nine months ended March 31, 2018 uses a blended statutory tax rate which factors the reduction in the corporate statutory tax rate authorized under the Tax Cuts and Jobs Act (the “Tax Act”) effective on January 1, 2018. The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and provisionally recorded a net income tax expense of $35,200 related to the remeasurement in the second quarter of fiscal year 2018.

Net income for the three months ended March 31, 2018, was $317,764 or $0.14 per share both basic and diluted, respectively compared to $279,173 or $0.12 per share both basic and diluted, for the three months ended March 31, 2017. Net income for the nine months ended March 31, 2018, was $2,375,399 or $1.02 per share both basic and diluted compared to $944,076 or $0.41 per share both basic and diluted for the nine months ended March 31, 2017. The increase in net income per share for the three months ended March 31, 2018 compared to the same period in 2017 was mainly due to an increase in gross profit resulting from higher sales and a higher gross profit percentage resulting from product mix offset, in part, by an increase in engineering design investments. In addition, the company received a benefit in the current period from the reduction in the Company’s effective tax rate discussed above. The increase was offset, in part, by an increase in selling, general, and administrative expenses primarily related to employee compensation costs related to an increase in headcount.

Net income per share increased for the nine months ended March 31, 2018 compared to the same period in 2017 was mainly due to high gross profit resulting from higher sales and higher gross profit percentage resulting from product mix with expenditures related to engineering design investments made by the company remaining

Index

comparable between periods. In addition, the company received a benefit in the current period from the reduction in the Company’s effective tax rate discussed above. The increase was offset, in part, by an increase in selling, general, and administrative expenses primarily related to employee compensation costs related to an increase in headcount.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital and letter of credit needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2018 and 2017.

The Company's working capital as of March 31, 2018 and 2017 was approximately $30.0 million and $29.7 million, respectively. During the three and nine-months ended March 31, 2018 the Company repurchased 0 and 4,798 shares of its common stock from the Company’s Employee Retirement Plan and Trust (“ESOP”) for a purchase price of $0 and $109,694, respectively. During the three and nine months ended March 31, 2017 the Company repurchased 0 and 1,663 shares of its common stock from the ESOP for a purchase price of $0 and $44,335, respectively. Under existing authorizations from the Company's Board of Directors, as of March 31, 2018, management is authorized to purchase an additional $876,297 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Nine Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$1,112,409	$4,933,145
Net cash used in investing activities	(2,611,650)	(3,964,362)
Net cash used in financing activities	(1,652,170)	(1,614,379)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provisions for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities in the first nine months of fiscal year 2018 compared to the prior period relates primarily to an increase in accounts receivable and inventories and a reduction in accounts payable offset, in part, by an increase in net income resulting from higher sales in the current period. Net cash used in investing activities was less in the first nine months of fiscal year 2018 as compared to the prior period due to the purchase of a single significant security in the prior period. Cash used in financing activities consists primarily of dividend payments on common stock and the company’s purchase and issuance of treasury stock. The increase in cash used in financing activities is due to an increase in dividends paid resulting from the increase in outstanding shares when compared to the same period in 2017. In addition, more shares were purchased from the Company’s ESOP in the first nine months of fiscal year 2018 as compared to the same period in 2017. This was offset, in part, from an increase in proceeds received from the exercise of stock options during the first nine months ended March 31, 2018 when compared with the same period in 2017.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2018 and 2017, the Company expended $632,023 and $331,686, respectively, for plant improvements and new equipment. The Company has budgeted approximately $2.5 million for new equipment and plant improvements in fiscal year 2018. As of March 31, 2018, purchase commitments for plant improvements and new equipment totaled $533,100. Management anticipates that the funds required will be available from current operations.

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

Index

PART II: Other Information and Signatures

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold - None
(c)	Securities Repurchased
Purchases of Equity Securities
			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
$876,297

(1)	Pursuant to a prior Board of Directors authorization, as of March 31, 2018 the Company can repurchase up to $876,297 of its common stock pursuant to an ongoing plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 14, 2018