Form 10-K
period 2018-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2018-09-12
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2018

Commission File Number I-4383

ESPEY MFG. & ELECTRONICS CORP.

(Exact name of registrant as specified in its charter)

NEW YORK (State of incorporation)	14-1387171 (I.R.S. Employer's Identification No.)

233 Ballston Avenue, Saratoga Springs, New York 12866

(Address of principal executive offices)

518-584-4100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class Common Stock $.33-1/3 par value Common Stock Purchase Rights	Name of each exchange on which registered NYSE American NYSE American

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

☐ Large accelerated filer          ☐ Accelerated filer           ☐ Non-accelerated filer            ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company.       ☐ Yes           ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $40,076,299 based upon the closing sale price of $23.96 on the NYSE American on December 31, 2017.

At September 4, 2018 there were 2,388,224 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

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

General

Espey Mfg. & Electronics Corp. (“Espey”) is a power electronics design and original equipment manufacturing (OEM) company with a long history of developing and delivering highly reliable products for use in military and severe environment applications. Design, manufacturing, and testing is performed in our 150,000+ square foot facility located at 233 Ballston Ave, Saratoga Springs, New York. Espey is classified as a “smaller reporting company” for purposes of the reporting requirements under the Securities Exchange Act of 1934, as amended. Espey’s common stock is publicly-traded on the NYSE American under the symbol “ESP.”

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

In fiscal years ended June 30, 2018 and 2017, the Company's total sales were $32,517,883 and $22,521,012, respectively. Sales to two domestic customers accounted for 33% and 27% of total sales in 2018. Sales to two domestic customers accounted for 29% and 16% of total sales in 2017. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the financial performance of the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.

Export sales in fiscal years 2018 and 2017 were approximately $3,112,000 and $1,730,000, respectively. This increase is primarily due to the increase in power supply and antenna shipments to specific customers.

Sources of Raw Materials

The Company has not typically experienced any significant delays or shortages with respect to the purchase of raw materials and components used in the manufacture of its products and has at least two potential sources of supply for a majority of its raw materials. However, certain components used in its products are available from a single or a limited number of sources. Despite the risk associated with single or limited source suppliers, the benefits of higher quality goods and timely delivery minimize and often limit any potential risk and can eliminate problems with part failures during production. At times replacements are required to cover obsolete parts.

The power electronics industry is experiencing sustained growth and continuing demand from multiple manufacturing sectors. This growth has created volatility and unpredictability in the availability of certain electronic components and, in some cases, has created industry shortages. These shortages have a strong potential to impact our ability to support our customer’s schedule demands, as lead times for these components have, in some instances, increased from readily available to waiting times of nearly a year or more. We are working with our customers to mitigate adverse impact upon our ability to service their requirements resulting from the current industry-wide phenomenon.

In 2018, the President of the United States directed the imposition of tariffs on steel and aluminum imports from various countries. While currently we are not experiencing any significant financial or raw material sourcing issues resulting from the product tariffs, the Company cannot provide any assurance that the existing tariffs, the potential of additional tariffs, and the associated volatility arising from the Administration’s foreign trade policies, will not have a negative impact on our future earnings by increasing our raw material prices and augmenting the lead time for the availability of raw materials. From time to time the Company must identify parts to replace parts which are no longer produced.

Sales Backlog

The total backlog at June 30, 2018 was approximately $48.1 million compared to approximately $43.1 million at June 30, 2017. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at June 30, 2018 is approximately $45.0 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at June 30, 2018 is approximately $3.1 million and represents a firm multi-year order for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at June 30, 2017 was $7.5 million. For both fiscal years ended 2018 and 2017, the unfunded backlog is comprised primarily of the same multi-year order from a single customer. The Company's backlog and risks associated with government contracts is discussed in greater detail below.

It is presently anticipated that a minimum of $40.6 million of orders comprising the June 30, 2018 backlog will be filled during the fiscal year ending June 30, 2019. The minimum of $40.6 million does not include any shipments which may be made against orders received subsequently to the fiscal year ending June 30, 2018. The estimate of the June 30, 2018 backlog to be shipped in fiscal year 2019 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

Marketing and Competition

The Company markets its products primarily through its own direct sales organization and through outside sales representatives. Business is solicited from large industrial manufacturers and defense companies, the government of the United States, foreign governments and major foreign electronic equipment companies. Espey is also on the eligible list of contractors with the United States Department of Defense. We pursue opportunities for prime contracts directly with the Department of Defense and are generally automatically solicited by Department of Defense procurement agencies for their needs falling within the major classes of products produced by the Company. Espey contracts with the Federal Government under cage code 20950 as Espey Mfg. & Electronics Corp.

There is competition in all classes of products manufactured by the Company ranging from divisions of the largest electronic companies, to many small companies. The Company's sales do not represent a significant share of the industry's market for any class of its products. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price, product performance, the experience of the particular company and history of its dealings in such products.

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

Future procurement needs supporting the military and the rail industry continues to drive competition. For several years, many of our competitors have, and they continue to invest aggressively in upfront product design costs and accept lower profit margins as a strategic means of maintaining existing business and enhancing market share. This has put pressure on the pricing of our current products and has lowered our profit margins on some of our new business. In order to compete effectively for new business, in some cases we have invested in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. As part of our strategy, we adjust our pricing in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs. This trend will continue into fiscal year 2019.

In order to maintain a balanced business, we are continuing to place an emphasis on securing “build to print” opportunities, which will allow production work to go directly to the manufacturing floor, limiting the impact on our engineering staff. This effort will keep our manufacturing team busy while the products being developed transition to production.

Research and Development

Some of the Company's engineers and technicians spend varying amounts of time on either the development of new products or improvements to existing products. A majority of the resulting costs we incur relate to research that is required to support a request for quotation from a customer product-specific need usually associated with stringent size and weight requirements. We do very little pure research as our business primarily is driven by customer product needs and custom product development with some customer funding. The Company's expenditures for research and development were approximately $18,206 and $34,065 in fiscal year 2018 and 2017, respectively.

Employees

The Company had 164 employees as of August 31, 2018. During the year ended June 30, 2018, we increased the number of employees to support our business growth. Approximately 38% of these employees are represented by the International Brotherhood of Electrical Workers Local #1799. A new collective bargaining agreement was approved in July 2018. The four-year agreement expires on June 30, 2022. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2018, and the Company believes will not in fiscal year 2019, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

Also, our international sales are denominated in United States dollars. Consequently, a strengthening of the United States dollar against foreign currencies could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products.

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

Cyber or Other Security Threats or Other Disruptions

We routinely experience cybersecurity threats in the form of unauthorized attempts to gain access to our sensitive information. The threats we face vary from attacks common to most industries to more advanced attacks with the specific objective of accessing national security information. We believe our threat detection and mitigation processes and procedures are above adequate. The processes and procedures in place are designed to detect, manage and prevent current threats and respond quickly to detect and mitigate new threats. To ensure our systems remain protected, we continually assess and acquire, as appropriate, new available technology and provide employee training to utilize effectively our technological assets. Prior cyberattacks directed at us have not had a material impact on our financial results nor restricted us from being awarded contracts from other defense companies or directly from the United States Department of Defense. However, we can provide no assurance that the occurrence of any future event would not adversely affect our internal operations, our reputation and competitive advantage, and our future financial results.

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

We are party to various litigation matters and claims arising from time to time in the ordinary course of business.  While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE American (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2018	High	Low
First Quarter	$24.40	$21.39
Second Quarter	24.07	21.07
Third Quarter	27.10	21.70
Fourth Quarter	29.97	25.50

2017
First Quarter	$27.65	$25.10
Second Quarter	27.50	24.26
Third Quarter	26.50	22.31
Fourth Quarter	24.21	22.05

Holders

The approximate number of holders of record of the common stock was 75 on September 4, 2018 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid cash dividends on common stock of $1.00 per share for each of the fiscal years ended June 30, 2018 and 2017. The Board of Directors has authorized the payment of a fiscal year 2019 first quarter regular dividend of $0.25, and a special dividend of $1.00, payable October 1, 2018 to shareholders of record on September 24, 2018. Our Board of Directors assesses the Company’s dividend policy periodically. While there is no assurance that the Board of Directors will maintain the amount of the regular cash dividend or declare a special dividend during any future years, we believe that the Company is in the position to continue to pay the regular cash dividends for the foreseeable future.

During fiscal year 2018, the Company sold common stock to certain employees and directors as they exercised existing stock options granted under a shareholder approved plan. During the year, 20,601 shares were sold at prices that ranged from $17.09 a share to $25.18 a share. The securities were sold for cash. Proceeds are used for general working capital purposes.

The Company did not make any open market purchases of equity securities in the fiscal year 2018 fourth quarter.

The following table sets forth information as of June 30, 2018 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	222,854	$24.29	349,095
Equity compensation
plans not approved
by security holders	—		—
Total	222,854		349,095

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal year 2019 to be higher than revenues during fiscal year 2018 but expects the gross profit margin to be lower in fiscal year 2019 than the gross profit margin during fiscal year 2018. This expectation is driven primarily by orders already in our backlog that will be shipped in fiscal year 2019. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

During fiscal year 2018 the Company received approximately $37.5 million in new orders. Our total backlog at June 30, 2018 was approximately $48.1 million, as compared to $43.1 million at June 30, 2017. Currently, we expect a minimum of $40.6 million of orders comprising the June 30, 2018 backlog will be filled during the fiscal year ending June 30, 2019. This $40.6 million will be supplemented by shipments which may be made against orders received during the fiscal year.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  While recently, we have been experiencing some technical and schedule delays with our major development programs, these delays have been resolved as they arise and we do not currently expect any negative impact on our customer order fulfillment projections for fiscal year 2019.  Engineering programs in both the funded and unfunded portions of the current backlog aggregate $8.8 million.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $69.6 million in the aggregate as of August 31, 2018, for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry. Two significant customers represented 60% of the Company’s total sales in fiscal year 2018 and two significant customers represented 45% of the Company’s total sales in fiscal year 2017. These sales are in connection with multiyear programs in which the Company is a significant contractor. The June 30, 2018 backlog of $48.1 million included orders from three customers that represent 23%, 16%, and 10%, respectively, of the total backlog. The June 30, 2017 backlog of $43.1 million includes orders from three customers that represent 23%, 20% and 18%, respectively, of the total backlog. Although improvement has been made in customer concentrations, this high customer concentration level continues to present significant risk. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures, primarily for machinery and equipment, are expected to be approximately $500,000 for fiscal year 2019. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts. Expectations are that the working capital will be required to fund orders, dividend payments, and general operations of the business. From time to time, management along with the Mergers and Acquisitions Committee of the Board of Directors examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines. The criteria for consideration are synergies with the Company’s existing product base and accretion to earnings.

Results of Operations

Net sales for fiscal years ended June 30, 2018 and 2017, were $32,517,883 and $22,521,012, respectively, a 44% increase. The increase in net sales in the current fiscal year is primarily due to an increase in power supply sales resulting from the commencement of shipments on a significant military contract and the increase in shipments to several existing customers offset, in part, by a decrease in magnetic shipments due to timing and completion of specific contracts.

For the fiscal years ended June 30, 2018 and 2017 gross profits were $7,662,252 and $4,714,568, respectively. Gross profit as a percentage of sales increased to 23.6% for fiscal year 2018, up from 20.9% in fiscal year 2017. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage increased in the twelve months ended June 30, 2018 as compared to the same period in 2017 primarily due to an increase in sales while expenditures incurred related to engineering design investments remained comparable to those incurred in the same period in 2017.

Selling, general and administrative expenses were $3,808,395 for the fiscal year ended June 30, 2018, an increase of $620,283, or 19.5% as compared to the prior year. The increase for fiscal year 2018 relates primarily to the increase in employee compensation costs, professional services, outside selling expenses incurred for outside sales representatives, and freight due to an increase in shipments.

Employment of full time equivalents at June 30, 2018 was 153 people compared with 136 people at June 30, 2017. The increase in headcount is primarily due to an increase in engineering and program management personnel in support of the Company’s sales backlog.

Other income for the fiscal years ended June 30, 2018 and 2017 was $215,219 and $124,949, respectively. The increase is primarily due to an increase in interest income resulting from the increase in investment securities and investment returns. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

The Company’s effective income tax rate was 24.4% in fiscal year 2018 and 31.2% in fiscal year 2017. The effective tax rate is less than the statutory tax rate mainly due to the benefit the Company receives on its “qualified production activities” under The American Jobs Creation Act of 2004 and the benefit derived from the ESOP dividends paid on allocated shares. The Company’s effective tax rate for the fiscal year ended June 30, 2018 uses a blended statutory tax rate which factors the reduction in the corporate statutory tax rate authorized under the Tax Cuts and Jobs Act (the “Tax Act”) effective on January 1, 2018. The Company re-measured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and provisionally recorded a net income tax expense of $35,200 related to the re-measurement in the second quarter of fiscal year 2018.

Net income for fiscal year 2018 was $3,075,797 or $1.32 and $1.31 per share, basic and diluted, respectively compared to net income of $1,135,736 or $0.49 per share, basic and diluted, for fiscal year 2017. The increase in net income per share for the twelve months ended June 30, 2018 was mainly due to high gross profit resulting from higher sales and higher gross profit percentage resulting from product mix with expenditures related to engineering design investments made by the Company remaining comparable between periods. In addition, the Company received a benefit in the current period from the reduction in the Company’s effective tax rate discussed above. The increase was offset, in part, by an increase in selling, general and administrative expenses primarily related to employee compensation costs resulting from an increase in headcount.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. The line is reviewed annually in November for renewal on December 1st.

The Company's working capital as of June 30, 2018 and 2017 was $29,740,468 and $29,853,018, respectively. During the twelve months ended June 30, 2018 the Company repurchased 4,798 shares of its common stock, respectively, from the Company’s Employee Retirement Plan and Trust (“ESOP”) for a purchase price of $109,694, respectively. During the twelve months ended June 30, 2017 the Company repurchased 1,633 shares of its common stock, respectively, from the Company’s ESOP for a purchase price of $44,335, respectively. None of such purchases were made during the last three months of each fiscal year. Under existing authorizations from the Company's Board of Directors, as of June 30, 2018, management is authorized to purchase an additional $876,297 of Company stock.

The table below presents the summary of cash flow information for the fiscal year indicated:

	2018	2017
Net cash provided by operating activities	$260,907	$6,420,723
Net cash used in investing activities	(4,020,102)	(4,202,411)
Net cash used in financing activities	(2,000,172)	(2,191,793)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in net cash provided by operating activities compared to the prior year primarily relates to an increase in accounts receivable, inventories and prepaid expenses and other current assets as well as a reduction in accounts payable. This was offset by an increase in net income resulting from higher sales in the current period. Net cash used in investing activities decreased in the twelve months of fiscal year 2018 as compared to the same period in fiscal year 2017 primarily due to an increase in maturing investments offset by an increase in the purchase of investments and property, plant and equipment. Cash used in financing activities consists primarily of dividend payments on common stock and the Company’s purchase and issuance of treasury stock. The decrease in cash used in financing activities is due to an increase in proceeds received from the exercise of stock options offset, in part, from the increase in cash expended on shares purchased from the Company’s ESOP and the increase in dividends paid fiscal year 2018 as compared to fiscal year 2017.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During fiscal years 2018 and 2017, the Company expended $1,923,220 and $352,132, respectively, for plant improvements and new equipment. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal year 2019. Management anticipates that the funds required will be available from current operations.

Management believes that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company does business. Historically, bad debt expense has been minimal.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Espey Mfg. & Electronics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp (the Company) as of June 30, 2018 and 2017, the related statements of comprehensive income, changes in stockholders' equity and cash flows for each of the years ended June 30, 2018 and 2017, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company's auditor since 2014.

Rochester, New York

September 12, 2018

Espey Mfg. & Electronics Corp.

Balance Sheets

June 30, 2018 and 2017

	2018	2017
ASSETS
Cash and cash equivalents	$4,298,796	$10,058,163
Investment securities	11,520,706	9,426,968
Trade accounts receivable, net of allowance of $3,000	4,377,726	3,399,613
Income tax receivable	161,975	120,179

Inventories:
Raw materials	1,562,581	1,303,259
Work-in-process	966,342	512,014
Costs related to contracts in process, net of advance
payments of $102,924 and $1,366,504 as of
June 30, 2018 and 2017, respectively	8,777,079	7,863,538
Total inventories	11,306,002	9,678,811

Deferred tax assets	—	317,559
Prepaid expenses and other current assets	1,292,575	227,306
Total current assets	32,957,780	33,228,599

Property, plant and equipment, net	3,758,637	2,265,096
Total assets	$36,716,417	$35,493,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,822,597	$2,250,115
Accrued expenses:
Salaries and wages	529,005	172,045
Vacation	707,612	656,199
Other	104,663	250,283
Payroll and other taxes withheld	53,435	46,939
Total current liabilities	3,217,312	3,375,581

Deferred tax liabilities	17,693	220,571
Total liabilities	3,235,005	3,596,152

Commitments and Contingencies (See Note 14)
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares as
of June 30, 2018 and 2017. Outstanding 2,387,124 and
2,371,321 as of June 30, 2018 and 2017, respectively
(includes 29,166 and 45,000 Unearned ESOP Shares,
respectively)	1,009,958	1,009,958
Capital in excess of par value	18,201,691	17,650,335
Accumulated other comprehensive loss	(6,349)	(3,599)
Retained earnings	22,416,400	21,670,196
	41,621,700	40,326,890
Less: Unearned ESOP shares	(421,453)	(650,248)
Cost of 642,750 and 658,553 shares of common stock
in treasury as of June 30, 2018 and 2017, respectively	(7,718,835)	(7,779,099)
Total stockholders' equity	33,481,412	31,897,543

Total liabilities and stockholders' equity	$36,716,417	$35,493,695

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Comprehensive Income

Years Ended June 30, 2018 and 2017

	2018	2017

Net sales	$32,517,883	$22,521,012
Cost of sales	24,855,631	17,806,444
Gross profit	7,662,252	4,714,568

Selling, general and administrative expenses	3,808,395	3,188,112
Operating income	3,853,857	1,526,456

Other income
Interest income	160,650	88,836
Other	54,569	36,113
Total other income	215,219	124,949

Income before provision for income taxes	4,069,076	1,651,405

Provision for income taxes	993,279	515,669

Net income	$3,075,797	$1,135,736

Other comprehensive income, net of tax:
Unrealized loss on investment securities	(2,750)	(2,191)

Total comprehensive income	$3,073,047	$1,133,545

Net income per share:
Basic	$1.32	$0.49
Diluted	$1.31	$0.49

Weighted average number of shares outstanding:
Basic	2,333,885	2,312,870
Diluted	2,348,307	2,324,838

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2018 and 2017

				Accumulated
			Capital in	Other
	Outstanding	Common	Excess of	Comprehensive	Retained
	Shares	Amount	Par Value	Income (Loss)	Earnings
Balance as of June 30, 2016	2,364,684	$1,009,958	$17,253,072	$(1,408)	$22,820,938
Comprehensive income:
Net income					1,135,736
Other comprehensive loss,
net of tax of $(1,179)				(2,191)
Total comprehensive income
Stock options exercised	8,300		82,442
Stock-based compensation			129,167
Dividends paid on common stock
$1.00 per share					(2,307,445)
Tax effect of stock options exercised			9,070
Tax effect of dividends on
unallocated ESOP shares					20,967
Purchase of treasury stock	(1,663)
Reduction of unearned ESOP shares			176,584
Balance as of June 30, 2017	2,371,321	$1,009,958	$17,650,335	$(3,599)	$21,670,196
Comprehensive income:
Net income					3,075,797
Other comprehensive loss,
net of tax of $(394)				(2,750)
Total comprehensive income
Stock options exercised	20,601		269,157
Stock-based compensation			123,112
Dividends paid on common stock
$1.00 per share					(2,329,593)
Purchase of treasury stock	(4,798)
Reduction of unearned ESOP shares			159,087
Balance as of June 30, 2018	2,387,124	$1,009,958	$18,201,691	$(6,349)	$22,416,400

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2018 and 2017

			Unearned	Total
	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Shares	Equity
Balance as of June 30, 2016	665,190	$(7,803,239)	$(891,083)	$32,388,238
Comprehensive income:
Net income				1,135,736
Other comprehensive loss,
net of tax of $(1,179)				(2,191)
Total comprehensive income				1,133,545
Stock options exercised	(8,300)	68,475		150,917
Stock-based compensation				129,167
Dividends paid on common stock
$1.00 per share				(2,307,445)
Tax effect of stock options exercised				9,070
Tax effect of dividends on
unallocated ESOP shares				20,967
Purchase of treasury stock	1,663	(44,335)		(44,335)
Reduction of unearned ESOP shares			240,835	417,419
Balance as of June 30, 2017	658,553	$(7,779,099)	$(650,248)	$31,897,543
Comprehensive income:
Net income				3,075,797
Other comprehensive loss,
net of tax of $(394)				(2,750)
Total comprehensive income				3,073,047
Stock options exercised	(20,601)	169,958		439,115
Stock-based compensation				123,112
Dividends paid on common stock
$1.00 per share				(2,329,593)
Purchase of treasury stock	4,798	(109,694)		(109,694)
Reduction of unearned ESOP shares			228,795	387,882
Balance as of June 30, 2018	642,750	$(7,718,835)	$(421,453)	$33,481,412

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2018 and 2017

	2018	2017
Cash Flows from Operating Activities:
Net income	$3,075,797	$1,135,736
Adjustments to reconcile net income to net cash
provided by operating activities:
Excess tax benefits from share-based compensation	—	(9,070)
Tax effect of dividends on unallocated ESOP shares	—	20,967
Stock-based compensation	123,112	129,167
Depreciation	429,679	435,557
ESOP compensation expense	387,882	417,419
Loss on disposal of assets	—	4
Deferred income tax expense (benefit)	115,075	(46,488)
Changes in assets and liabilities:
(Increase) decrease in trade receivables, net	(978,113)	1,557,851
(Increase) decrease in income tax receivable	(41,796)	218,189
(Increase) decrease in inventories, net	(1,627,191)	1,054,870
Increase in prepaid expenses and other current assets	(1,065,269)	(7,618)
(Decrease) increase in accounts payable	(427,518)	1,697,328
Increase (decrease) in accrued salaries and wages	356,960	(185,865)
Increase (decrease) in vacation accrual	51,413	(48,562)
(Decrease) increase in other accrued expenses	(145,620)	53,652
Increase (decrease) in payroll and other taxes withheld	6,496	(2,414)
Net cash provided by operating activities	$260,907	$6,420,723

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,923,220)	(352,132)
Purchase of investment securities	(11,199,339)	(8,922,097)
Proceeds from sale/maturity of investment securities	9,102,457	5,071,818
Net cash used in investing activities	(4,020,102)	(4,202,411)

Cash Flows from Financing Activities:
Dividends paid on common stock	(2,329,593)	(2,307,445)
Purchase of treasury stock	(109,694)	(44,335)
Proceeds from exercise of stock options	439,115	150,917
Excess tax benefits from share-based compensation	—	9,070
Net cash used in financing activities	(2,000,172)	(2,191,793)

(Decrease) increase in cash and cash equivalents	(5,759,367)	26,519
Cash and cash equivalents, beginning of the year	10,058,163	10,031,644
Cash and cash equivalents, end of the year	$4,298,796	$10,058,163

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$920,000	$323,000

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

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition”. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales when persuasive evidence of an arrangement exists, transfer of title and risk of loss has occurred, the sale price is fixed or determinable, and collectability is reasonably assured. The Company sells its products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met. If these conditions are not met, the Company will defer revenue recognition until such time as these conditions have been satisfied. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes. The provision for product returns and price adjustments is assessed for adequacy at each quarter end and is based on recent historical experience and known customer claims and was not material as of June 30, 2018 or 2017.

A portion of our revenue, primarily for development contracts, is recognized using the milestone method of accounting. Each milestone for which revenue is recognized is considered substantive. In determining this the Company considered whether the consideration associated with the milestone was commensurate with the performance to achieve the milestone, relates solely to past performance, and reasonable relative to the other deliverables and payment terms within the agreement.

Inventory Valuation and Cost Estimation

Raw materials are valued at the lower of cost (average cost) or net realizable value. Balances for slow-moving and obsolete inventory are reviewed on a regular basis by analyzing estimated demand, inventory on hand, sales levels, market conditions, and other information and reduce inventory balances based on this analysis.

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

Investment Securities

The Company accounts for its investment securities in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.”  Investment securities at June 30, 2018 and 2017 consist of certificates of deposit and municipal bonds.  The Company classifies investment securities as available-for-sale.  Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.  Realized gains and losses for securities classified as available-for-sale are included in earnings and are determined using the specific identification method.  Interest income is recognized when earned.  Fair values are based on quoted market prices available as of the balance sheet date, and are therefore considered a Level 1 valuation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2018 and 2017 because of the immediate or short-term maturity of these financial instruments.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables.  Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures.  Accounts receivable are reported net of an allowance for doubtful accounts.  The Company estimates the allowance based on its analysis of specific balances. Interest is not charged on past due balances.  Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2018 and 2017.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

Per Share Amounts

ASC 260-10 “Earnings Per Share (EPS)” requires the Company to calculate net income (loss) per share based on basic and diluted net income (loss) per share, as defined.  Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income for fiscal years ended June 30, 2018 and 2017 consists of unrealized holding gains and losses on available-for-sale securities.

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

These standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods therein. We evaluated the impact of adopting of ASU No. 2014-09; this will not have a material impact on the Company’s financial statements aside from increased disclosures. The Company used the modified retrospective method when adopting the standard beginning July 1, 2018.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.”  ASU No. 2015-11 requires inventory measured using any method other than last-in, first out or the retail inventory method to be subsequently measured at the lower of cost and net realizable value, rather than at the lower of cost or market.  Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose, and transport such inventory.  ASU No. 2015-11 was effective for fiscal years and interim periods beginning after December 15, 2016.  ASU No. 2015-11 was required to be applied prospectively and early adoption was permitted.  The Company adopted ASU No. 2015-11 and it did not have a material impact on the Company’s financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The guidance requires the classification of deferred tax assets and liabilities as non-current in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update. We adopted ASU 2015-17 during the first quarter of fiscal year 2018 on a prospective basis. Prior periods were not retrospectively adjusted. Accordingly, for the twelve-month period ended June 30, 2018 we decreased current deferred tax assets by $310,650 netted against noncurrent deferred tax liabilities of $328,343; resulting in a noncurrent deferred tax liability balance of $17,693. Adoption of ASU No. 2015-17 for the prior period presented would have the following impact on the Company’s financial statements for June 30, 2017; a decrease in current assets of $317,559, a decrease in non-current liabilities of $220,571 and an increase in non-current assets of $96,988.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in this Update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments (primarily equity securities) in order to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU No. 2016-01 will be effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company will be adopting ASU No. 2016-01 and it will not have a material impact on the Company's financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted ASU 2016-09 during the first quarter of fiscal year 2018 on a prospective basis. We have elected to follow an accounting policy to estimate the number of awards that are expected to vest (consistent with ASU and prior GAAP). Adoption of ASU No. 2016-09 resulted in certain tax benefits of equity transactions being shown in the tax provision rather than in equity. The adoption of the ASU did not have a material impact on the Company’s financial statements.

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no impairments of long-lived assets in fiscal years 2018 and 2017.  Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet, if applicable.

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

Note 3. Investment Securities

Investment securities at June 30, 2018 and 2017 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at June 30, 2018 and 2017 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2018
Certificates of deposit	$10,440,000	$—	$—	$10,440,000
Municipal bonds	1,085,754	635	(5,683)	1,080,706
2018 Total investment securities	$11,525,754	$635	$(5,683)	$11,520,706
2017
Certificates of deposit	$8,557,000	$—	$—	$8,557,000
Municipal bonds	871,872	258	(2,162)	869,968
2017 Total investment securities	$9,428,872	$258	$(2,162)	$9,426,968

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At June 30, 2018, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 3. Investment Securities, Continued

As of June 30, 2018 and 2017, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total

2018
Available-for-sale	$10,967,300	$553,406	$11,520,706
2017
Available-for-sale	$8,829,542	$597,426	$9,426,968

Note 4. Contracts in Process

Contracts in process at June 30, 2018 and 2017 are as follows:

	2018	2017
Unrecognized gross contract value	$48,100,984	$43,140,921
Costs related to contracts in process, net of progress payments
of $102,924 and $1,366,504 at June 30, 2018 and 2017, respectively	$8,777,079	$7,863,538

Included in costs relating to contracts in process at June 30, 2018 and 2017 are costs of $1,597,739 and $1,635,661, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statements of comprehensive income until the units under contract are shipped.

Note 5. Property, Plant and Equipment

Property, plant and equipment at June 30, 2018 and 2017 is as follows:

	2018	2017
Land	$45,000	$45,000
Building and improvements	4,378,866	4,304,366
Machinery and equipment	10,877,555	9,028,835
Furniture and fixtures	170,120	170,120
	15,471,541	13,548,321
Accumulated depreciation	(11,712,904)	(11,283,225)
Property, plant and equipment, net	$3,758,637	$2,265,096

Machinery and equipment includes $763,367 that was not placed in service as of June 30, 2018. Depreciation expense was $429,679 and $435,557 for the years ended June 30, 2018 and 2017, respectively.

Note 6. Pension Expense

Under terms of a negotiated union contract which expires on June 30, 2022, the Company is obligated to make contributions to a union-sponsored International Brotherhood of Electrical Workers Local 1799 defined benefit pension plan (Plan identifying number is 14-6065199) covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $99,031 in fiscal year 2018 and $89,023 in fiscal year 2017. These contributions represent more than five percent of the total contributions made into the Plan. For the years beginning January 1, 2018 and 2017, the Plan was in the “green zone” which means it is neither endangered nor critical status. A Funding Improvement Plan, entered into by Plan Trustees in fiscal year 2013, when the Plan was in “critical status,” calls for an increase in contributions starting January 1, 2016 of $0.04 per hour for each year for five years thereafter. The increase did not and will not have a material impact on the Company’s financial statements.

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $52,225 and $49,247, for fiscal years 2018 and 2017, respectively.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 7. Provision for Income Taxes

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The legislation significantly changes U.S. tax law by, among other things, lowering the U.S. federal corporate tax rate, bonus depreciation that allows for full expensing of qualified property, and limiting the deductibility of interest expense and executive compensation. The Tax Act permanently reduces the U.S. corporate income tax rate to a flat 21% rate, effective January 1, 2018. Pursuant to Section 15 of the Internal Revenue Code, the Company applied a blended corporate tax rate of 28.1 percent for fiscal year 2018, which was based on the applicable tax rates before and after the Tax Reform Act and the number of days in the year.

The Company re-measured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and provisionally recorded an increase to the provision for income taxes of $35,200 related to the re-measurement in the second quarter of fiscal year 2018. However, as of June 30, 2018 the impact from the Tax Act related to the re-measurement of the company’s deferred tax assets and liabilities was a $4,553 increase to the provision for income taxes. The year-end amount differed from the provisional amount booked in the second quarter due to variances in timing adjustments from those forecasted, mainly the accelerated expensing of property, plant and equipment placed in service in the third and fourth quarter.

A summary of the components of the provision for income taxes for the years ended June 30, 2018 and 2017 is as follows:

	2018	2017
Current tax expense - federal	$880,213	$559,171
Current tax (benefit) expense - state	(2,009)	2,986
Deferred tax expense (benefit)	115,075	(46,488)
Provision for income taxes	$993,279	$515,669

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

The combined U.S. federal and state effective income tax rates of 24.4% and 31.2%, for 2018 and 2017 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2018	2017
U.S. federal statutory income tax rate	28.1%	34.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	(0.1)	0.1
ESOP cost versus Fair Market Value	1.1	3.6
Dividend on allocated ESOP shares	(2.9)	(7.2)
Qualified production activities	(2.1)	(2.8)
Stock-based compensation	0.1	1.8
Other	0.2	1.7
Effective tax rate	24.4%	31.2%

For the years ended June 30, 2018 and 2017 deferred income tax expense (benefit) of $115,075 and ($46,488), respectively, results from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2018 and 2017 are presented as follows:

	2018	2017
Deferred tax assets:
Accrued expenses	$203,150	$195,915
ESOP	32,875	73,696
Stock-based compensation	51,140	81,659
Inventory - effect of uniform capitalization	53,863	36,935
Unrealized loss (gain) on investment securities	1,060	666
Other	1,437	2,384
Total deferred tax assets	$343,525	$391,255
Deferred tax liability:
Property, plant and equipment - principally due
to differences in depreciation methods	$361,218	$294,267
Total deferred tax liability	361,218	294,267
Net deferred tax (liability) asset	$(17,693)	$96,988

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

As the result of the implementation of the FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. As of June 30, 2018 and 2017, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties in general and administrative expense. As of June 30, 2018 and 2017, the Company has not recorded any provision for accrued interest and penalties.

By federal and state tax statue, federal and state tax returns are subject to audit for three years from date of filing, unless the return was audited within that period. As such, federal returns for tax years ending June 30, 2018, 2017, 2016, and 2015 remain open to examination by the IRS. State returns for tax years ending June 30, 2018, 2017, 2016 and 2015 remain open to examination by the State of New York.

Note 8. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customers accounted for approximately 60% of total sales in fiscal year 2018. Sales to two domestic customers accounted for approximately 45% of total sales in fiscal year 2017.

Export sales in fiscal years 2018 and 2017 were approximately $3,112,000 and $1,730,000, respectively.

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 10. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $387,882 and $417,419 for the years ended June 30, 2018 and 2017, respectively. The ESOP shares as of June 30, 2018 and 2017 were as follows:

	2018	2017
Allocated shares	459,032	456,099
Unreleased shares	29,166	45,000
Total shares held by the ESOP	488,198	501,099
Fair value of unreleased shares	$782,524	$1,008,900

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the twelve months ended June 30, 2018, the Company repurchased 4,798 shares previously held in the ESOP for $109,694. During the twelve months ended June 30, 2017 the Company repurchased 1,663 shares previously held by the ESOP for $44,335.

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan. Share distributions from the ESOP during the twelve months ended June 30, 2018 and 2017 totaled 8,103 shares and 0 shares, respectively.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the fiscal years ended June 30, 2018 and 2017, was $123,112 and $129,167, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSO”) for the fiscal years ended June 30, 2018 and 2017, was $32,564 and $34,136, respectively. The total deferred tax benefit related to the NQSO’s as of June 30, 2018 and 2017 was approximately $6,839 and $11,606, respectively. The remaining stock option expense in each year related to incentive stock options (“ISO”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of June 30, 2018, there was approximately $129,983 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2.0 years, of which $31,923 relates to NQSO’s and $98,060 relates to ISO’s. The total deferred tax benefit related the NQSO’s in future years will be approximately $6,704.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"), approved by the Company's shareholders at the Company's Annual Meeting on December 1, 2017. The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 plan, of which 54,715 have been granted as of June 30, 2018. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of June 30, 2018, 171,949 options were outstanding under such plan of which 135,249 are vested and exercisable.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 11. Stock-based Compensation, Continued

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life, and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the year ended June 30, 2018 and 2017.

	2018		2017
Dividend yield	4.54%		3.85%
Expected stock price volatility	24.07%		29.70%
Risk-free interest rate	2.04%		1.84%
Expected option life (in years)	4.8	yrs	4.6	yrs
Weighted average fair value per share
of options granted during the period	$2.95		$4.64

The Company pays dividends quarterly and paid cash dividends totaling $1.00 per share for the twelve months ended June 30, 2018 and 2017. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the twelve months ended June 30, 2018:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2017	197,800	$24.57	5.86
Granted	54,715	$22.14	9.32
Exercised	(20,601)	$21.32	—
Forfeited or expired	(9,060)	$24.25	—
Outstanding at June 30, 2018	222,854	$24.29	6.26	$581,319
Vested or expected to vest at June 30, 2018	209,754	$24.31	6.09	$541,996
Exercisable at June 30, 2018	135,249	$24.56	4.52	$316,848

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on June 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2018. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the twelve months ended June 30, 2018 and 2017 was $26,691 and $20,769, respectively.

The following table summarizes changes in non-vested stock options during the twelve months ended June 30, 2018:

	Weighted
	Number of	Average
	Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-Vested at July 1, 2017	42,900	$4.59
Granted	54,715	2.92
Vested	(3,000)	3.87
Forfeited or expired	(7,010)	3.64
Non-Vested at June 30, 2018	87,605	$3.65

Note 12. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 8, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 61% represented by one customer at June 30, 2018 and 41% represented by two customers at June 30, 2017.

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

Note 14. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2018 and 2017. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business.  While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Note 15. Stockholders' Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2018:

Stock options outstanding	222,854
Stock options available for issuance	349,095
Number of common shares reserved	571,949

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 15. Stockholders' Equity, Continued

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the years ended June 30:

	2018	2017
Numerator:
Net income	$3,075,797	$1,135,736
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	2,371,321	2,364,684
Unearned ESOP shares	(45,000)	(61,667)
Weighted average common shares issued during the period	4,685	4,465
Weighted average common shares purchased during the period	(3,075)	(879)
Weighted average ESOP shares earned during the period	5,954	6,267
Denominator for basic earnings per common shares –
Weighted average common shares	2,333,885	2,312,870
Diluted EPS:
Common shares outstanding, beginning of period	2,371,321	2,364,684
Unearned ESOP shares	(45,000)	(61,667)
Weighted average common shares issued during the period	4,685	4,465
Weighted average common shares purchased during the period	(3,075)	(879)
Weighted average ESOP shares earned during the period	5,954	6,267
Weighted average dilutive effect of stock options	14,422	11,968
Denominator for diluted earnings per common shares –
Weighted average common shares	2,348,307	2,324,838

Not included in this computation of earnings per share for the year ended June 30, 2018 and 2017 were options to purchase 2,500 and 151,800 shares, respectively, of the Company’s common stock. These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.

The Company paid cash dividends on common stock of $1.00 per share for the fiscal year ended June 30, 2018 and 2017. Subsequent to June 30, 2018, the Board of Directors has authorized the payment of a fiscal year 2019 first quarter regular dividend of $0.25, and a special dividend of $1.00, payable October 1, 2018 to shareholders of record on September 24, 2018. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during any future years.

Note 16. Line of Credit

At June 30, 2018, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest payments equal to the LIBOR Daily Floating Rate plus 2.00%. Any borrowing under the line of credit will be collateralized by accounts receivable. The line will be reviewed annually in November for renewal on December 1st. All outstanding balances are payable no later than the expiration date of the agreement, unless other terms are agreed to by the lender.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 17. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter
Net sales	$7,496,423	$11,531,105	$5,663,161	$7,827,194
Gross profit	1,461,154	3,075,598	1,255,204	1,870,296
Net income	442,764	1,614,871	317,764	700,398
Net income per share -
Basic	0.19	0.69	0.14	0.30
Diluted	0.19	0.69	0.14	0.29
2017
Net sales	$6,068,684	$5,667,624	$5,324,104	$5,460,600
Gross profit	1,343,748	1,080,145	1,128,505	1,162,170
Net income	420,825	244,079	279,173	191,659
Net income per share -
Basic	0.18	0.11	0.12	0.08
Diluted	0.18	0.11	0.12	0.08

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2018.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on December 7, 2018) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules, Signatures

3.1	Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10 -K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8 -K dated February 26, 2009)

4.1	Second Amended and Restated Rights Agreement, dated December 18, 2009, between Espey Mfg. & Electronics Corp. and Registrar and Transfer Company (incorporated by reference to Exhibit 4.01 to Espey’s Report on Form 8-K dated December 18, 2009)

4.2	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)

10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)

10.4	2017 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 27, 2017 for the December 1, 2017 Annual Meeting)

10.5	Retired Director Compensation Program and Mandatory Retirement Agreement (amended effective June 2, 2017) (incorporated by reference to Espey’s Report on Form 10-K dated September 14, 2017 for the year ended June 30, 2017)

10.6	Director Contingent Severance Compensation Agreement - Paul J. Corr dated March 2, 2018 (incorporated by reference to Epsey’s Report on Form 8-K dated March 2, 2018)

10.7	Director Contingent Severance Compensation Agreement – Carl Helmetag dated March 2, 2018 (incorporated by reference to Epsey’s Report on Form 8-K dated March 2, 2018)

10.8	Retired Director Compensation Program and Mandatory Retirement Agreement – Barry Pinsley (incorporated by reference to Exhibit 10.8 to Espey's Report on Form 10-Q dated May 12, 2011) and (incorporated by reference 10.5 to Espey’s Report on Form 10-K dated September 14, 2017 for the year end June 30, 2017)

10.9	Director Contingent Severance Compensation Agreement – Howard Pinsley dated March 2, 2018 (incorporated by reference to Epsey’s Report on Form 8-K dated March 2, 2018)

10.10	Director Contingent Severance Compensation Agreement – Alvin Sabo dated March 2, 2018 (incorporated by reference to Epsey’s Report on Form 8-K dated March 2, 2018)

10.11	Director Contingent Severance Compensation Agreement – Michael Wool dated March 2, 2018 (incorporated by reference to Epsey’s Report on Form 8-K dated March 2, 2018)

10.13	Executive Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.13 on Espey’s Report on Form 8 –K dated March 4, 2013)

10.14	Executive Employment Agreement with Peggy Murphy (incorporated by reference to Exhibit 10.14 on Espey’s Report on Form 8 –K dated March 4, 2013)

10.16	Employment Agreement dated January 16, 2018 with Patrick Enright, Jr. (incorporated by reference to Exhibit 10.16 on Espey’s Report on Form 8-K dated January 16, 2018

10.17	Settlement Agreement dated July 31, 2018, by and among Espey Mfg. & Electronics Corp., The Article 6 Marital Trust Under The First Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, and Paul J. Corr, Michael W. Wool, Barry Pinsley, Carl Helmetag, Howard Pinsley, and Alvin O. Sabo. (incorporated by reference to Exhibit on 10.16 on Espey’s Report on Form 8-K dated July 31, 2018)

11.1	Statement re: Computation of Per Share Net income (filed herewith)

14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)

23.1	Consent of Freed Maxick CPAs, P.C. (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

S I G N A T U R E S

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/Patrick Enright Jr.
Patrick Enright Jr.
President and Chief Executive Officer
September 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Patrick Enright Jr.	President and Chief Executive Officer
Patrick Enright Jr.	September 12, 2018

/s/David O’Neil	Principal Financial Officer and Executive Vice President
David O'Neil	September 12, 2018

/s/Katrina Sparano	Assistant Treasurer
Katrina Sparano	September 12, 2018

/s/Howard Pinsley	Chairman of the Board
Howard Pinsley	September 12, 2018

/s/Barry Pinsley	Director
Barry Pinsley	September 12, 2018

/s/Michael W. Wool	Director
Michael W. Wool	September 12, 2018

/s/Paul J. Corr	Director
Paul J. Corr	September 12, 2018

/s/Carl Helmetag	Director
Carl Helmetag	September 12, 2018

/s/Roger Sexauer	Director
Roger Sexauer	September 12, 2018

/s/ Alvin Sabo	Director
Alvin Sabo	September 12, 2018