Form 10-Q
period 2018-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2018-11-13
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

☐ Yes          ☒ No

At November 13, 2018, there were 2,396,323 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

September 30, 2018 (Unaudited) and June 30, 2018

	September 30, 2018	June 30, 2018
ASSETS:
Cash and cash equivalents	$6,337,621	$4,298,796
Investment securities	7,445,292	11,520,706
Trade accounts receivable, net of allowance of $3,000	5,795,529	4,377,726
Income tax receivable	289,197	161,975

Inventories:
Raw materials	1,645,216	1,562,581
Work-in-process	793,143	966,342
Costs related to contracts in process	11,324,865	8,880,003
Total inventories	13,763,224	11,408,926

Prepaid expenses and other current assets	277,725	1,292,575
Total current assets	33,908,588	33,060,704

Property, plant and equipment, net	4,247,760	3,758,637
Total assets	$38,156,348	$36,819,341

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$2,581,373	$1,822,597
Accrued expenses:
Salaries and wages	587,424	529,005
Vacation	710,997	707,612
ESOP payable	101,361	—
Dividend payable	2,995,404	—
Other	158,717	104,663
Payroll and other taxes withheld	68,565	53,435
Contract liabilities	102,924	102,924
Total current liabilities	7,306,765	3,320,236

Deferred tax liabilities	63,062	17,693
Total liabilities	7,369,827	3,337,929
Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares
as of September 30, 2018 and June 30, 2018. Outstanding
2,396,323 and 2,387,124 as of September 30, 2018 and
June 30, 2018, respectively (includes 25,416 and
29,166 Unearned ESOP shares, respectively)	1,009,958	1,009,958
Capital in excess of par value	18,363,293	18,201,691
Accumulated other comprehensive loss	(5,002)	(6,349)
Retained earnings	19,482,668	22,416,400
	38,850,917	41,621,700
Less: Unearned ESOP shares	(421,453)	(421,453)
Cost of 633,551 and 642,750 shares of common stock
in treasury as of September 30, 2018 and June 30, 2018,
respectively	(7,642,943)	(7,718,835)
Total stockholders’ equity	30,786,521	33,481,412
Total liabilities and stockholders' equity	$38,156,348	$36,819,341

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2018 and 2017

	September 30, 2018	September 30, 2017

Net sales	$8,337,399	$7,496,423
Cost of sales	7,344,465	6,035,269
Gross profit	992,934	1,461,154

Selling, general and administrative expenses	1,009,544	878,820
Operating (loss) income	(16,610)	582,334

Other income:
Interest income	52,399	31,224
Other	23,671	10,172
Total other income	76,070	41,396

Income before provision for income taxes	59,460	623,730

(Benefit) provision for income taxes	(2,211)	180,966

Net income	$61,671	$442,764

Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities	1,347	(281)

Total comprehensive income	$63,018	$442,483

Net income per share:
Basic	$0.03	$0.19
Diluted	$0.03	$0.19

Weighted average number of shares outstanding:
Basic	2,359,493	2,326,364
Diluted	2,382,072	2,332,234

Dividends per share:	$1.25	$0.25

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2018 and 2017

	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities:
Net income	$61,671	$442,764

Adjustments to reconcile net income to net cash
used in operating activities:
Stock-based compensation	37,371	21,423
Depreciation	122,872	105,674
ESOP compensation expense	101,361	89,460
Deferred income tax expense (benefit)	45,763	(2,795)
Changes in assets and liabilities:
Increase in trade receivable, net	(1,417,803)	(244,628)
(Increase) decrease in income taxes receivable	(127,222)	163,761
Increase in inventories, net	(2,354,298)	(726,219)
Decrease (increase) in prepaid expenses and other current assets	1,014,850	(48,774)
Increase in accounts payable	758,776	76,326
Increase in accrued salaries and wages	58,419	87,154
Increase (decrease) in vacation accrual	3,385	(35,854)
Decrease in ESOP payable	—	(11,250)
Increase (decrease) in other accrued expenses	54,054	(117,909)
Increase in payroll and other taxes withheld	15,131	2,656
Net cash used in operating activities	(1,625,670)	(198,211)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(611,995)	(28,758)
Purchase of investment securities	(2,577,706)	(2,583,383)
Proceeds from sale/maturity of investment securities	6,654,073	723,118
Net cash provided by (used in) investing activities	3,464,372	(1,889,023)

Cash Flows from Financing Activities:
Dividends on common stock	—	(581,580)
Proceeds from exercise of stock options	200,123	—
Net cash provided by (used in) financing activities	200,123	(581,580)

Increase (decrease) in cash and cash equivalents	2,038,825	(2,668,814)
Cash and cash equivalents, beginning of period	4,298,796	10,058,163
Cash and cash equivalents, end of period	$6,337,621	$7,389,349

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$80,000	$920,000

Supplemental Schedule of Non-cash Financing Activities:
Accrual of dividends	$2,995,404	$—

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2018. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2018 and June 30, 2018 because of the immediate or short-term maturity of these financial instruments.

Investment securities at September 30, 2018 and June 30, 2018 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at September 30, 2018 and June 30, 2018 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2018
Certificates of deposit	$4,966,000	$—	$—	$4,966,000
Municipal bonds	2,482,635	1,020	(4,363)	2,479,292
Total investment securities	$7,448,635	$1,020	$(4,363)	$7,445,292
June 30, 2018
Certificates of deposit	$10,440,000	$—	$—	$10,440,000
Municipal bonds	1,085,754	635	(5,683)	1,080,706
Total investment securities	$11,525,754	$635	$(5,683)	$11,520,706

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At September 30, 2018, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of September 30, 2018 and June 30, 2018, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
September 30, 2018
Available-for-sale	$5,169,381	$2,275,911	$7,445,292

June 30, 2018
Available-for-sale	$10,967,300	$553,406	$11,520,706

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 25,400 and 150,700 shares of our common stock for the three months ended September 30, 2018 and 2017, respectively, as the effect of including them would be anti-dilutive. As unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended September 30, 2018 and 2017 was $37,371 and $21,423, respectively, before income taxes. The related total deferred tax benefits were approximately $2,034 and $1,893 for the same periods.

As of September 30, 2018, there was approximately $94,405 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years. The total deferred tax benefit related to these awards is expected to be approximately $4,670.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 plan, of which 55,215 have been granted as of September 30, 2018. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of September 30, 2018, 162,150 options were outstanding under such plan of which 125,800 are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

Index

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the three months ended September 30, 2018. There were no options awarded for the three months ended September 30, 2017.

September 30, 2018

Dividend yield	3.89%
Company’s expected volatility	25.89%
Risk-free interest rate	2.75%
Expected term	5.1 yrs
Weighted average fair value per share
of options granted during the period	$4.405

The Company declares regular dividends quarterly and declared a first quarter regular cash dividend of $0.25 per share and a special cash dividend of $1.00 per share for the three months ended September 30, 2018. The company declared and paid a cash dividend of $0.25 per share for the three months ended September 30, 2017. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the three months ended September 30, 2018:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2018	222,854	$24.29	6.26
Granted	500	$25.70	9.77
Exercised	(9,199)	$21.75	—
Forfeited or expired	(1,055)	$24.38	—
Outstanding at September 30, 2018	213,100	$24.40	6.14	$1,169,705
Vested or expected to vest at September 30, 2018	200,057	$24.43	5.97	$1,091,877
Exercisable at September 30, 2018	125,800	$24.76	4.36	$645,746

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on September 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2018. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the three months ended September 30, 2018 and 2017 were $64,420 and $0, respectively.

The following table summarizes changes in non-vested stock options during the three months ended September 30, 2018:

	Number	Weighted Average
	of Shares	Grant Date Fair
	Subject to Option	Value (per Option)
Non-vested at July 1, 2018	87,605	$3.649
Granted	500	$4.405
Vested	—	$—
Forfeited or expired	(805)	$3.594
Non-vested at September 30, 2018	87,300	$3.654

Index

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2018 and June 30, 2018. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Note 6. Recently Issued Accounting Standards

Recent Accounting Pronouncements Adopted

Effective July 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC) 606 “Revenue from Contracts with Customers”, which requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues.  Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services. We adopted ASC 606 using the modified retrospective method, which means, using the allowed practical expedient, we applied the new standard to open contracts at June 30, 2018.  We reviewed remaining obligations as of the effective date and determined no adjustment was required to the opening balance of retained earnings.  Under the modified retrospective method, prior period revenue is not restated for comparative periods.  As a result of the adoption, we reclassified customer advance payments from inventory to contract liabilities.  Contract liabilities were $102,924 as of September 30, 2018 and June 30, 2017. The company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

Significant judgment is required in determining performance obligations.  Revenues from our performance obligations are satisfied overtime using the output method.  Revenue is recognized when the customer takes control of the product or services.  The output method considers appraisal of results achieved and milestones reached or units delivered based on contractual shipment terms, typically shipping point. Total revenue recognized for the three months ended September 30, 2018 and 2017 based on units delivered totaled $6,852,770 and $7,066,653, respectively.  Total revenue recognized for the three months ended September 30, 2018 and 2017 based on milestones achieved totaled $1,484,629 and $429,770, respectively.

The company offers a standard one year product warranty. Product warranties offered by the company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of September 30, 2018.  Our payment terms are generally 30-60 days.

The company estimates that approximately $10 million of the company’s backlog at September 30, 2018 will be recognized after September 30, 2019.

Prior to the adoption of ASC 606, we recognized the majority of our revenues in accordance with ASC Topic 605 “Revenue Recognition”.  Under this method, product sales were recognized based upon the terms which transferred title and risk of loss at a specified location, typically the shipping point, and sales under development contracts, were recognized using the milestone method of accounting.

Recent Accounting Pronouncements Not Yet Adopted

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  This ASU is part of the FASB’s larger disclosure framework project intended to improve the effectiveness of financial statement footnote disclosure.  ASU 2018-13 modifies required fair value disclosures related primarily to level 3 investments.  This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.  The adoption of ASU 2018-13 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and cash flows.

Index

In August 2018, the Security and Exchange Commission (“SEC”) issued Final Release No. 33-10532, “Disclosure Update and Simplification”, which amends various SEC disclosure requirements that the Commission has determined to be redundant, duplicative, overlapping, outdated or superseded.  The final rule also requires companies to provide an analysis of changes in stockholders’ equity for the current and comparative year-to-date interim periods.  The amendments are effective for all filings made on or after November 5, 2018. The Company will present its first presentation of the changes in stockholders’ equity in Form 10-Q for the period ended March 31, 2019.

Note 7. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all non-union employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $101,361 and $89,460 for the three-month periods ended September 30, 2018 and 2017, respectively.

The ESOP shares as of September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017
Allocated shares	459,032	456,099
Committed-to-be-released shares	3,750	3,958
Unreleased shares	25,416	41,042

Total shares held by the ESOP	488,198	501,099

Fair value of unreleased shares	$759,684	$923,445

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three months ended September 30, 2018 and 2017 the Company did not repurchase any shares held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan.  There we no share distributions from the ESOP during the three months ended September 30, 2018 and 2017.

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

There is competition in all classes of products manufactured by the Company, ranging from divisions of the largest electronic companies, to many small companies. The Company's sales do not represent a significant share of the industry's market for any class of its products. The principal methods of competition for electronic products of both a military and industrial nature include, among other factors, price, product performance, the experience of the particular company and history of its dealings in such products.

Our business is not seasonal. However, the concentration of our business in the rail industry, and in equipment for military applications and industrial applications, and our customer concentrations expose us to on-going associated risks. These risks include, without limitation, requirements for power supplies in the rail industry, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, the potential of governmental termination of orders for convenience, and the general strength of the industry sectors in which our customers transact business.

Future procurement needs supporting the military and the rail industry continues to drive competition. For several years, many of our competitors have, and they continue to invest aggressively in upfront product design costs and lower profit margins as a strategic means of maintaining existing business and enhancing market share. This has put pressure on the pricing of our current products and has lowered our profit margins on some of our new business. In order to compete effectively for new business, in some cases we have invested in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. As part of our strategy, we adjust our pricing in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs. This trend will continue through fiscal year 2019.

In order to maintain a balanced business, we are continuing to place an emphasis on securing “build to print” opportunities, which will allow production work to go directly to the manufacturing floor, limiting the impact on our engineering staff. This effort will keep our manufacturing team busy while the products being developed transition to production.

Index

The total backlog at September 30, 2018 was approximately $46.7 million, which included $23.0 million from three significant customers, compared to $42.6 million at September 30, 2017, which included $22.4 million from three significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at September 30, 2018 is approximately $43.6 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at September 30, 2018 is approximately $3.1 million and represents a firm multi-year order for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at September 30, 2017 was $7.5 million. For both periods ended 2018 and 2017, the unfunded backlog is comprised primarily of the same multi-year order from a single customer.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  While recently, we have been experiencing some technical and schedule delays with our major development programs, these delays have been resolved as they arise and we do not currently expect any negative impact on our customer order fulfillment projections for fiscal year 2019. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $7.6 million.

Management expects revenues in fiscal year 2019 to be higher than revenues during fiscal year 2018 but expects the gross profit margin to be lower in fiscal year 2019 than the gross profit margin during fiscal year 2018. This expectation is driven primarily by lower profit margin orders already in our backlog that will be shipped in the current fiscal year. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

New orders received in the first three months of fiscal year 2019 and 2018 were approximately $6.9 million. It is presently anticipated that a minimum of $33.7 million of orders comprising the September 30, 2018 backlog will be filled during the fiscal year ending June 30, 2019. The minimum of $33.7 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2019. The estimate of the September 30, 2018 backlog to be shipped in fiscal year 2019 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $69.5 million in the aggregate as of October 31, 2018 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to two significant customers represented 62.5% of the Company’s total sales for the three-month period ended September 30, 2018 and net sales to two significant customers represented 73.9% of the Company's total sales for the three-month period ended September 30, 2017. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.

Index

Critical Accounting Policies and Estimates

Management believes our most critical accounting policies include revenue recognition and cost estimation on our contracts.

Revenue

The majority of our net sales is generated from contracts with industrial manufacturers and defense companies, the Department of Defense, other agencies of the government of the United States and foreign governments for the design, development and/or manufacture of products. Contracts may be long-term in nature. We provide our products and design and development services under fixed-price contracts. Under fixed-price contracts we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss.

We account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. We assess each contract at its inception to determine whether it should be combined with other contracts. When making this determination, we consider factors such as whether two or more contracts were negotiated and executed at or near the same time, or were negotiated with an overall profit objective.

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligation. Significant judgment is required in determining performance obligations. We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. The transaction price for each performance obligation is based on the estimated standalone selling price of the product or service underlying each performance obligation. Transaction prices on our contracts subject to the Federal Acquisition Regulations (FAR) are typically based on estimated or actual costs plus a reasonable profit margin.

We recognize revenue using the output method based on the appraisal of results achieved and milestones reached or units delivered based on contractual shipment terms, typically shipping point.

Inventory

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

The estimation of total cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract.  Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of expected sales and contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation process.  When a change in expected sales value or estimated cost is determined, changes are reflected in current period earnings.

Contract Liabilities

Contract liabilities include advance payments and billings in excess of revenue recognized.

Index

Results of Operations

Net sales increased for the three months ended September 30, 2018 to $8,337,399 as compared to $7,496,423 for the same period in 2017. The increase in net sales is primarily due to an increase in build to print sales offset, in part, by a decrease in power supply shipments. While shipments related to power supplies supporting the rail industry increased during the current quarter and demand has been strong, the overall decrease in power supply sales was due to, in part, by the timing of shipments related to a specific military contract which had significant shipments in the prior fiscal year.

For the three months ended September 30, 2018 and 2017, gross profits were $992,934 and $1,461,154, respectively. Gross profit as a percentage of sales was 11.9% and 19.5%, for the three months ended September 30, 2018 and 2017, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage decreased in the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to the impact of incurred spending related to a specific engineering design contract. This increase in spending reduced the gross profit percentage in the current quarter by 8.6%.

Selling, general and administrative expenses were $1,009,544 for the three months ended September 30, 2018; an increase of $130,724, compared to the three months ended September 30, 2017. The increase for the three months ended September 30, 2018 as compared to the same period in 2017 relates primarily to the increase in employee compensation costs associated with added program management personnel supporting the Company’s sales backlog. These increases were offset, in part, by a reduction in training, travel, and incurred marketing costs.

Other income for the three months ended September 30, 2018 and 2017 was $76,070 and $41,396, respectively. The increase for the three months is primarily due to an increase in interest income resulting from the gradual increase in current yield percentages earned on investment securities. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

The Company’s effective income tax rates for the three months ended September 30, 2018 and 2017 was a benefit of 3.7% and an expense of 29.0%, respectively. The statutory tax rate was reduced from 34% to 21% under the Tax Cuts and Jobs Act (the “Tax Act’) effective on January 1, 2018. The effective tax rate in fiscal 2019 is less than the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares. In the current quarter, the Company reported a benefit for income taxes resulting from a tax adjustment related to the exercise of stock options during the quarter. The effective tax rate in fiscal 2018 is less than the statutory tax rate mainly due to the benefit the Company received on its “qualified production activities” under The American Jobs Creation Act of 2004 which expired after the end of fiscal 2018 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2018 was $61,671 or $0.03, both basic and diluted, compared to $442,764 or $0.19 per share, both basic and diluted. The decrease in net income per share for the three months ended September 30, 2018 was mainly due to higher sales offset by lower gross profit and an increase in selling, general and administrative expenses when compared to the same period in 2017. Gross profit for the three months ended September 30, 2018 decreased due to a decline in the gross profit percentage due to expenditures incurred on a specific engineering design contract. The increase in selling, general and administrative expenses increased primarily due to employee compensation costs resulting from an increase in headcount. The decrease in net income per share was mitigated, in part, by an increase in investment income and a reduction in income taxes resulting from the decrease in the Company’s effective tax rate and the benefit the Company received related to a tax adjustment for stock options exercised during the quarter.

Index

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2018 and 2017. The line of credit is reviewed annually in November for renewal by December 1st.

The Company's working capital as of September 30, 2018 and 2017 was approximately $26.6 million and $29.5 million, respectively. During the three-month period ended September 30, 2018 and 2017, the Company did not repurchase any shares of its common stock from the Company’s Employee Retirement Plan and Trust (“ESOP”). Under existing authorizations from the Company's Board of Directors, as of September 30, 2018, management is authorized to purchase an additional $876,297 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Three Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(1,625,670)	$(198,211)
Net cash provided by (used in) investing activities	3,464,372	(1,889,023)
Net cash provided by (used in) financing activities	200,123	(581,580)

Net cash used in operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash used in operating activities compared to the prior year primarily relates to an increase in accounts receivable and inventories attributed to the sales volume and backlog increases offset, in part, by a decrease in net income, prepaid expenses and an increase in accounts payable. Net cash provided by investing activities increased in the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to an increase in maturing investments offset in part by an increase in spending for the purchase of property, plant and equipment. The increase in cash provided by financing activities is due to cash proceeds received from the exercise of stock options during the three months ended 2018 compared with no stock option exercised for the same period in 2017. In addition, the prior year includes cash expended for the regular quarterly dividend declared and paid during the quarter. In the current fiscal period, the regular dividend and a special dividend approximating $3 million in total was declared but not paid to shareholders until the second quarter of fiscal 2019.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2018 and 2017, the Company expended $611,995 and $28,758, respectively, for plant improvements and new equipment. The Company has budgeted approximately $750,000 for new equipment and plant improvements in fiscal year 2019. Management anticipates that the funds required will be available from current operations.

Management believes that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company does business. Historically, bad debt expense has been minimal.

Index

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion, supply and manufacturing constraints, potential new orders from customers, the impact of cyber or other security threats or other disruptions to our business, and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold - None
(c)	Securities Repurchased

Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
$876,297

(1)	Pursuant to a prior Board of Directors authorization, as of September 30, 2018 the Company can repurchase up to $876,297 of its common stock pursuant to an ongoing plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 13, 2018