Form 10-Q
period 2018-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2019-02-13
CIK 33533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

Commission File Number I-4383

ESPEY MFG. & ELECTRONICS CORP.

(Exact name of registrant as specified in its charter)

NEW YORK (State of incorporation	14-1387171 (I.R.S. Employer's Identification No.)

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

☐ Yes     ☒ No

At February 13, 2019, there were 2,399,123 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2018 (Unaudited) and June 30, 2018

	December 31, 2018	June 30, 2018
ASSETS:
Cash and cash equivalents	$3,311,856	$4,298,796
Investment securities	5,788,145	11,520,706
Trade accounts receivable, net of allowance of $3,000	5,647,871	4,377,726
Income tax receivable	278,056	161,975

Inventories:
Raw materials	1,687,775	1,562,581
Work-in-process	880,719	966,342
Costs related to contracts in process	13,166,474	8,880,003
Total inventories	15,734,968	11,408,926

Prepaid expenses and other current assets	170,389	1,292,575
Total current assets	30,931,285	33,060,704

Property, plant and equipment, net	3,857,384	3,758,637
Total assets	$34,788,669	$36,819,341

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$2,606,801	$1,822,597
Accrued expenses:
Salaries and wages	493,711	529,005
Vacation	715,691	707,612
ESOP payable	160,060	—
Other	152,871	104,663
Payroll and other taxes withheld	54,807	53,435
Contract liabilities	6,054	102,924
Total current liabilities	4,189,995	3,320,236

Deferred tax liabilities	108,314	17,693
Total liabilities	4,298,309	3,337,929
Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares
as of December 31, 2018 and June 30, 2018. Outstanding
2,396,323 and 2,387,124 as of December 31, 2018 and
June 30, 2018, respectively (includes 21,666 and
29,166 Unearned ESOP shares, respectively)	1,009,958	1,009,958
Capital in excess of par value	18,403,798	18,201,691
Accumulated other comprehensive loss	(4,095)	(6,349)
Retained earnings	19,145,095	22,416,400
	38,554,756	41,621,700

Less: Unearned ESOP shares	(421,453)	(421,453)
Cost of 633,551 and 642,750 shares of common stock
in treasury as of December 31, 2018 and June 30, 2018,
respectively	(7,642,943)	(7,718,835)
Total stockholders’ equity	30,490,360	33,481,412
Total liabilities and stockholders' equity	$34,788,669	$36,819,341

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended December 31, 2018 and 2017

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Net sales	$7,303,109	$11,531,105	$15,640,508	$19,027,528
Cost of sales	5,786,874	8,455,507	13,131,339	14,490,776
Gross profit	1,516,235	3,075,598	2,509,169	4,536,752

Selling, general and administrative expenses	1,295,687	982,370	2,305,231	1,861,190
Operating income	220,548	2,093,228	203,938	2,675,562

Other income
Interest income	42,376	35,653	94,775	66,877
Other	10,985	7,636	34,657	17,808
Total other income	53,361	43,289	129,432	84,685

Income before provision for income taxes	273,909	2,136,517	333,370	2,760,247

Provision for income taxes	56,151	521,646	53,940	702,612

Net income	$217,758	$1,614,871	$279,430	$2,057,635

Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities	907	(569)	2,254	(850)

Total comprehensive income	$218,665	$1,614,302	$281,684	$2,056,785

Net income per share:

Basic	$0.09	$0.69	$0.12	$0.88
Diluted	$0.09	$0.69	$0.12	$0.88

Weighted average number of shares outstanding:

Basic	2,370,948	2,327,562	2,365,220	2,326,963
Diluted	2,393,933	2,335,293	2,388,002	2,333,764

Dividends per share:	$0.25	$0.25	$1.50	$0.50

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities:
Net income	$279,430	$2,057,635

Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Bad debt expense	69,010	—
Stock-based compensation	77,876	50,470
Depreciation	256,186	211,193
ESOP compensation expense	203,809	179,038
Deferred income tax expense	91,220	6,565
Changes in assets and liabilities:
Increase in trade receivable, net	(1,339,155)	(2,158,887)
Increase in income taxes receivable	(116,081)	—
(Increase) decrease in inventories, net	(4,326,042)	736,921
Decrease (increase) in prepaid expenses and other current assets	1,122,186	(25,471)
Increase (decrease) in accounts payable	784,204	(953,181)
(Decrease) increase in accrued salaries and wages	(35,294)	232,337
Increase (decrease) in vacation accrual	8,079	(26,291)
Decrease in ESOP payable	(43,749)	(22,500)
Increase (decrease) in other accrued expenses	48,208	(129,873)
Increase in payroll and other taxes withheld	1,372	3,757
Decrease in contract liabilities	(96,870)	—
Increase in income tax payable	—	435,131
Net cash (used in) provided by operating activities	(3,015,611)	596,844

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(354,933)	(185,190)
Purchase of investment securities	(3,103,004)	(4,696,925)
Proceeds from sale/maturity of investment securities	8,837,220	2,701,431
Net cash provided by (used in) investing activities	5,379,283	(2,180,684)

Cash Flows from Financing Activities:
Dividends on common stock	(3,550,735)	(1,162,382)
Purchase of treasury stock	—	(109,694)
Proceeds from exercise of stock options	200,123	—
Net cash used in financing activities	(3,350,612)	(1,272,076)

Decrease in cash and cash equivalents	(986,940)	(2,855,916)
Cash and cash equivalents, beginning of period	4,298,796	10,058,163
Cash and cash equivalents, end of period	$3,311,856	$7,202,247

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$80,000	$260,000

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2018 and June 30, 2018 because of the immediate or short-term maturity of these financial instruments.

Investment securities at December 31, 2018 and June 30, 2018 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at December 31, 2018 and June 30, 2018 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018
Certificates of deposit	$5,198,627	$—	$—	$5,198,627
Municipal bonds	591,713	252	(2,447)	589,518
Total investment securities	$5,790,340	$252	$(2,447)	$5,788,145
June 30, 2018
Certificates of deposit	$10,440,000	$—	$—	$10,440,000
Municipal bonds	1,085,754	635	(5,683)	1,080,706
Total investment securities	$11,525,754	$635	$(5,683)	$11,520,706

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At December 31, 2018, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of December 31, 2018 and June 30, 2018, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
December 31, 2018
Available-for-sale	$5,496,025	$292,120	$5,788,145

June 30, 2018
Available-for-sale	$10,967,300	$553,406	$11,520,706

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 2,500 and 150,550 shares of our common stock for the three and six months ended December 31, 2018 and 2017, respectively, as the effect of including them would be anti-dilutive. As unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended December 31, 2018 and 2017 was $40,504 and $29,048, respectively, before income taxes. The related total deferred tax benefits were approximately $2,246 and $1,602 for the same periods. Total stock-based compensation expense recognized in the statements of comprehensive income for the six-month periods ended December, 2018 and 2017, was $77,876 and $50,470, respectively, before income taxes. The related total deferred tax benefits were approximately $4,280 and $2,771 for the same periods.

As of December 31, 2018, there was approximately $292,100 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2.00 years. The total deferred tax benefit related to these awards is expected to be approximately $16,128.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 plan, of which 109,804 have been granted as of December 31, 2018. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of December 31, 2018, 161,650 options were outstanding under such plan of which are all vested and exercisable.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the six months ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017

Dividend yield	3.68%	4.60%
Company’s expected volatility	27.63%	23.97%
Risk-free interest rate	2.70%	1.95%
Expected term	5.2 yrs	4.7 yrs
Weighted average fair value per share
of options granted during the period	$5.14	$2.79

The Company declares regular dividends quarterly and declared and paid regular cash dividends of $0.50 per share and a special cash dividend of $1.00 per share for the six months ended December 31, 2018. The company declared and paid regular cash dividends of $0.50 per share for the six months ended December 31, 2017. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2018:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2018	222,854	$24.29	6.26
Granted	55,089	$27.20	9.94
Exercised	(9,199)	$21.75	—
Forfeited or expired	(1,555)	$25.19	—
Outstanding at December 31, 2018	267,189	$24.97	6.71	$282,645
Vested or expected to vest at December 31, 2018	251,262	$24.98	6.54	$260,376
Exercisable at December 31, 2018	161,650	$25.09	4.95	$132,566

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on December 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2018. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the six months ended December 31, 2018 and 2017 were $64,420 and $0, respectively.

The following table summarizes changes in non-vested stock options during the six months ended December 31, 2018:

	Number	Weighted Average
	of Shares	Grant Date Fair
	Subject to Option	Value (per Option)
Non-vested at July 1, 2018	87,605	$3.649
Granted	55,089	$5.133
Vested	(36,350)	$4.640
Forfeited or expired	(805)	$3.594
Non-vested at December 31, 2018	105,539	$4.083

Index

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2018 and June 30, 2018. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

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

Note 6. Recently Issued Accounting Standards

Recent Accounting Pronouncements Adopted

Effective July 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC) 606 “Revenue from Contracts with Customers”, which requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues.  Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services. We adopted ASC 606 using the modified retrospective method, which means, using the allowed practical expedient, we applied the new standard to open contracts at June 30, 2018.  We reviewed remaining obligations as of the effective date and determined no adjustment was required to the opening balance of retained earnings.  Under the modified retrospective method, prior period revenue is not restated for comparative periods.  As a result of the adoption, we reclassified customer advance payments from inventory to contract liabilities.  Contract liabilities were $6,054 and $102,924 as of December 31, 2018 and June 30, 2018, respectively.  The decrease in contract liabilities is due to the recognition of revenue related to certain amounts previously collected and included in contract liabilities. The company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

Significant judgment is required in determining the satisfaction of performance obligations.  Revenues from our performance obligations are satisfied over time using the output method which considers the appraisal of results achieved and milestones reached or units delivered based on contractual shipment terms, typically shipping point.  Revenue is recognized when the customer takes control of the product or services.  The output method best depicts the transfer of control to the customer as the output method represents work completed. Control is typically transferred to the customer at shipping point as the company has a present right to payment, the customer has legal title to the asset, the customer has the significant risks and rewards of ownership of the asset, and in most instances the customer has accepted the asset.

Total revenue recognized for the three and six months ended December 31, 2018 based on units delivered totaled $6,020,415 and $12,873,185, respectively, compared to $10,403,395 and $17,470,048 for the same periods in 2017.  Total revenue recognized for the three and six months ended December 31, 2018 based on milestones achieved totaled $1,282,694 and $2,767,323, respectively, compared to $1,127,710 and $1,557,480 for the same periods in 2017.

The company offers a standard one-year product warranty. Product warranties offered by the company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of December 31, 2018.  Our payment terms are generally 30-60 days.

The company estimates that approximately $11.5 million of the company’s backlog at December 31, 2018 will be recognized after December 31, 2019.   Estimated shipments of this backlog are expected in the following fiscal years: 40% in 2020; 38% in 2021, and 22% in 2022.

Prior to the adoption of ASC 606, we recognized the majority of our revenues in accordance with ASC Topic 605 “Revenue Recognition”.  Under this method, product sales were recognized based upon the terms which transferred title and risk of loss at a specified location, typically the shipping point, and sales under development contracts, were recognized using the milestone method of accounting.

Index

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

Note 7. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $102,448 and $89,578 for the three-month periods ended December 31, 2018 and 2017, respectively. ESOP compensation expense was $203,809 and $179,038 for the six-month periods ended December 31, 2018 and 2017, respectively.

The ESOP shares as of December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Allocated shares	441,753	443,198
Committed-to-be-released shares	7,500	7,917
Unreleased shares	21,666	37,083

Total shares held by the ESOP	470,919	488,198

Fair value of unreleased shares	$539,917	$888,509

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three and six months ended December 31, 2018 the Company did not repurchase any shares held by the ESOP. During the three and six months ended December 31, 2017 the Company repurchased 4,798 shares previously held in the ESOP for $109,694.

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan.  Share distributions from the ESOP during the six months ended December 31, 2018 and 2017 totaled 17,279 and 8,103, respectively.

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

Index

The total backlog at December 31, 2018 was approximately $45.8 million, which included $24.0 million from three significant customers, compared to $38.4 million at December 31, 2017, which included $19.0 million from three significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at December 31, 2018 is approximately $42.9 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at December 31, 2018 is approximately $2.9 million and represents a firm multi-year order for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at December 31, 2017 was $5.0 million. For both fiscal periods ended 2018 and 2017, the unfunded backlog is comprised primarily of the same multi-year order from a single customer.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  While recently, we have been experiencing some technical and schedule delays with our major development programs, these delays are being resolved as they arise and we do not currently expect any negative impact on our customer order fulfillment projections for fiscal year 2019. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $6.7 million.

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

New orders received in the first six months of fiscal year 2019 were approximately $13.4 million as compared to $14.3 million of new orders received in the first six months of fiscal 2018. It is presently anticipated that a minimum of $24.4 million of orders comprising the December 31, 2018 backlog will be filled during the fiscal year ending June 30, 2019. The minimum of $24.4 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2019. The estimate of the December 31, 2018 backlog to be shipped in fiscal year 2019 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $60.0 million in the aggregate as of January 31, 2019 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to two significant customers represented 49.4% of the Company’s total sales for the three-month period ended December 31, 2018 and net sales to three significant customers represented 63.2% of the Company's total sales for the three-month period ended December 31, 2017. Net sales to two significant customers represented 54.4% and 61.0% of the Company’s total sales for the six-month period ended December 31, 2018 and 2017, respectively. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.

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

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligation. Significant judgment is required in determining performance obligations. We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. The transaction price for each performance obligation is based on the estimated standalone selling price of the product or service underlying each performance obligation. Transaction prices on our contracts subject to the Federal Acquisition Regulations (FAR) are typically based on estimated costs plus a reasonable profit margin.

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

Index

Results of Operations

Net sales decreased for the three months ended December 31, 2018 to $7,303,109 as compared to $11,531,105 for the same period in 2017. Net sales for the six months ended December 31, 2018 decreased to $15,640,508 as compared to $19,027,528 for the same period in 2017. For the three months ended December 31, 2018, the decline in net sales is primarily due to a decrease in power supply shipments on a specific military contract and a decrease in shipments supporting the rail industry. For the six months ended December 31, 2018, the decrease in net sales is primarily due to the timing of power supply shipments related to a specific military contract which had significant shipments in the prior fiscal year, offset in part by an increase in build to print sales. This decline in both periods is largely due to timing of shipments based on customer contractual delivery dates and shipments that have not been made due to engineering design changes required to meet customer requirements, certain supplier product non-conformances and an increase in lead times for certain electronic components due to industry shortages and volatility within the power electronics industry. We are currently working closely with our customers and suppliers to execute on our current past due deliveries and we do not expect this situation to impact future business.

Gross profits for the three months ended December 31, 2018 and 2017 were $1,516,235 and $3,075,598, respectively. Gross profit as a percentage of sales was 20.8% and 26.7%, for the same periods, respectively. For the six months ended December 31, 2018 and 2017, gross profits were $2,509,169 and $4,536,752, respectively. Gross profit as a percentage of sales was 16.0% and 23.8%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage decreased in the three and six months ended December 31, 2018 as compared to the same period in 2017 primarily due to the impact of incurred spending related to a specific engineering design contract. This increase in spending reduced the gross profit percentage by 7.2% and 8.0% for the three and six month periods, respectively.

Selling, general and administrative expenses were $1,295,687 for the three months ended December 31, 2018; an increase of $313,317, compared to the three months ended December 31, 2017. Selling, general and administrative expenses were $2,305,231 for the six months ended December 31, 2018; an increase of $444,041 compared to the six months ended December 31, 2017. The increase for the three months ended December 31, 2018 as compared to the same period in 2017 relates primarily to the increase in employee compensation costs associated with added program management personnel supporting the Company’s sales backlog, professional services, and other miscellaneous expenses. The increase for the six months ended December 31, 2018 as compared to the same period in 2017 relates primarily to the increases described for the three month period, however, for the six-month period ended December 31, 2018, the increases were offset, in part, by a reduction in travel, and incurred marketing costs.

Other income for the three months ended December 31, 2018 and 2017 was $53,361 and $43,289, respectively. Other income for the six months ended December 31, 2018 and 2017 was $129,432 and $84,685, respectively. The increase for the three and six months is primarily due an increase in interest income resulting from the gradual increase in current yield percentages earned on investment securities. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

The Company’s effective tax rates for the three and six months ended December 31, 2018, were 20.5% and 16.2%, respectively, compared to 24.4% and 25.5% for the three and six months ended December 31, 2017. The statutory tax rate was reduced from 34% to 21% under the Tax Cuts and Jobs Act (the “Tax Act’) effective on January 1, 2018. The effective tax rate in fiscal 2019 is less than the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares and for the tax benefit received in the first quarter of fiscal 2019 from the exercise of stock options. The effective tax rate in fiscal 2018 is less than the statutory tax rate mainly due to the benefit the Company received on its “qualified production activities” under The American Jobs Creation Act of 2004 which expired after the end of fiscal 2018 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended December 31, 2018, was $217,758 or $0.09 per share both basic and diluted, respectively compared to $1,614,871 or $0.69 per share both basic and diluted, for the three months ended December 31, 2017. Net income for the six months ended December 31, 2018, was $279,430 or $0.12 per share both basic and diluted compared to $2,057,635 or $0.88 per share both basic and diluted for the six months ended December 31, 2017. The decrease in net income per share for the three and six months ended December 31, 2018 was due to lower sales, lower gross profit and an increase in selling, general and administrative expenses when compared to the same periods in 2017 as discussed above. These decreases were mitigated, in part, by an increase in investment income and a reduction in income taxes resulting primarily from the decrease in the Company’s effective tax rate resulting from the decrease in the statutory tax rate effective January 1, 2018.

Index

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2018 and 2017. The line of credit is reviewed annually in November for renewal by December 1st.

The Company's working capital as of December 31, 2018 and 2017 was approximately $26.7 million and $30.4 million, respectively. During the three and six-month period ended December 31, 2018, the Company did not repurchase any shares of its common stock from the Company’s Employee Retirement Plan and Trust (“ESOP”). During the three and six-months ended December 31, 2017 the Company repurchased 4,798 shares of its common stock from the ESOP for a purchase price of $109,694. Under existing authorizations from the Company's Board of Directors, as of December 31, 2018, management is authorized to purchase an additional $876,297 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Six Months Ended December 31,
	2018	2017
Net cash (used in) provided by operating activities	$(3,015,611)	$596,844
Net cash provided by (used in) investing activities	5,379,283	(2,180,684)
Net cash used in financing activities	(3,350,612)	(1,272,076)

Net cash used in operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash used in operating activities compared to the prior year primarily relates to a decrease in net income and income tax payable and the increase in inventories attributed to the sales volume and backlog increases offset, in part, by a decrease in prepaid expenses and other current assets, the collection of trade receivables and the increase in accounts payable. Net cash provided by investing activities increased in the six months ended December 31, 2018 as compared to the same period in 2017 is primarily due to an increase in maturing investments offset, in part, by an increase in spending for the purchase of property, plant and equipment. The increase in cash used in financing activities in the current period is primarily related to the cash expended for the special dividend totaling $1.00 per share declared and paid in fiscal 2019 offset, in part, by proceeds received from the exercise of stock options during the current fiscal year.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2018 and 2017, the Company expended $354,933 and $185,190, respectively, for plant improvements and new equipment. The Company has budgeted approximately $750,000 for new equipment and plant improvements in fiscal year 2019. Management anticipates that the funds required will be available from current operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold -None
(c)	Securities Repurchased
Purchases of Equity Securities
			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
$876,297

(1)	Pursuant to a prior Board of Directors authorization, as of December 31, 2018 the Company can repurchase up to $876,297 of its common stock pursuant to an ongoing plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: February 13, 2019