Form 10-Q
period 2019-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2019-05-14
CIK 33533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

☐ Yes          ☒ No

At May 10, 2019, there were 2,400,713 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2019 (Unaudited) and June 30, 2018

	March 31, 2019	June 30, 2018
ASSETS:
Cash and cash equivalents	$1,488,191	$4,298,796
Investment securities	5,833,276	11,520,706
Trade accounts receivable, net of allowance of $3,000	7,951,321	4,377,726
Income tax receivable	126,019	161,975

Inventories:
Raw materials	1,674,193	1,562,581
Work-in-process	704,885	966,342
Costs related to contracts in process	12,569,359	8,880,003
Total inventories	14,948,437	11,408,926

Prepaid expenses and other current assets	368,214	1,292,575
Total current assets	30,715,458	33,060,704

Property, plant and equipment, net	3,899,222	3,758,637
Total assets	$34,614,680	$36,819,341

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$1,938,499	$1,822,597
Accrued expenses:
Salaries and wages	292,184	529,005
Vacation	783,113	707,612
ESOP payable	246,629	—
Other	143,897	104,663
Payroll and other taxes withheld	61,654	53,435
Contract liabilities	20,935	102,924
Total current liabilities	3,486,911	3,320,236
Deferred tax liabilities	153,727	17,693
Total liabilities	3,640,638	3,337,929
Commitments and contingencies (See Note 5)
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares
as of March 31, 2019 and June 30, 2018. Outstanding
2,402,523 and 2,387,124 as of March 31, 2019 and
June 30, 2018, respectively (includes 17,916 and
29,166 Unearned ESOP shares, respectively)	1,009,958	1,009,958
Capital in excess of par value	18,505,702	18,201,691
Accumulated other comprehensive loss	(2,583)	(6,349)
Retained earnings	19,474,211	22,416,400
	38,987,288	41,621,700
Less: Unearned ESOP shares	(421,453)	(421,453)
Cost of 627,351 and 642,750 shares of common stock
in treasury as of March 31, 2019 and June 30, 2018,
respectively	(7,591,793)	(7,718,835)
Total stockholders’ equity	30,974,042	33,481,412
Total liabilities and stockholders' equity	$34,614,680	$36,819,341

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended March 31, 2019 and 2018

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net sales	$9,218,141	$5,663,161	$24,858,649	$24,690,689
Cost of sales	7,067,702	4,407,957	20,199,041	18,898,733
Gross profit	2,150,439	1,255,204	4,659,608	5,791,956

Selling, general and administrative expenses	1,069,070	895,129	3,374,301	2,756,319
Operating income	1,081,369	360,075	1,285,307	3,035,637

Other income
Interest income	38,623	42,684	133,398	109,561
Other	6,631	13,428	41,288	31,236
Total other income	45,254	56,112	174,686	140,797

Income before provision for income taxes	1,126,623	416,187	1,459,993	3,176,434

Provision for income taxes	204,167	98,423	258,107	801,035

Net income	$922,456	$317,764	$1,201,886	$2,375,399

Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities	1,512	(2,143)	3,766	(2,993)

Total comprehensive income	$923,968	$315,621	$1,205,652	$2,372,406

Net income per share:

Basic	$0.39	$0.14	$0.51	$1.02
Diluted	$0.39	$0.14	$0.50	$1.02

Weighted average number of shares outstanding:

Basic	2,378,332	2,331,697	2,369,527	2,328,518
Diluted	2,388,781	2,349,428	2,388,258	2,338,909

Dividends per share:	$0.25	$0.25	$1.75	$0.75

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Month Period Ended March 31, 2019

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Income (Loss)	Earnings	Shares	Amount	Shares	Equity
Balance as of December 31, 2018	2,396,323	$1,009,958	$18,403,798	$(4,095)	$19,145,095	633,551	$(7,642,943)	$(421,453)	$30,490,360
Comprehensive income:
Net income					922,456				922,456
Other comprehensive loss,
net of tax of $ 402				1,512					1,512
Total comprehensive income									923,968
Stock options exercised	6,200		54,808			(6,200)	51,150		105,958
Stock-based compensation			47,096						47,096
Dividends paid on common stock
$0.25 per share					(593,340)				(593,340)
Balance as of March 31, 2019	2,402,523	$1,009,958	$18,505,702	$(2,583)	$19,474,211	627,351	$(7,591,793)	$(421,453)	$30,974,042

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Nine Month Period Ended March 31, 2019

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Income (Loss)	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2018	2,387,124	$1,009,958	$18,201,691	$(6,349)	$22,416,400	642,750	$(7,718,835)	$(421,453)	$33,481,412
Comprehensive income:
Net income					1,201,886				1,201,886
Other comprehensive loss,
net of tax of $ 1,001				3,766					3,766
Total comprehensive income									1,205,652
Stock options exercised	15,399		179,039			(15,399)	127,042		306,081
Stock-based compensation			124,972						124,972
Dividends paid on common stock
$1.75 per share					(4,144,075)				(4,144,075)
Balance as of March 31, 2019	2,402,523	$1,009,958	$18,505,702	$(2,583)	$19,474,211	627,351	$(7,591,793)	$(421,453)	$30,974,042

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Month Period Ended March 31, 2018

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Income (Loss)	Earnings	Shares	Amount	Shares	Equity
Balance as of December 31, 2017	2,366,523	$1,009,958	$17,700,805	$(4,449)	$22,565,450	663,351	$(7,888,793)	$(650,248)	$32,732,723
Comprehensive income:
Net income					317,764				317,764
Other comprehensive loss,
net of tax of $ (750)				(2,143)					(2,143)
Total comprehensive income									315,621
Stock options exercised	9,400		124,036			(9,400)	77,550		201,586
Stock-based compensation			36,205						36,205
Dividends paid on common stock
$0.25 per share					(581,681)				(581,681)
Balance as of March 31, 2018	2,375,923	$1,009,958	$17,861,046	$(6,592)	$22,301,533	653,951	$(7,811,243)	$(650,248)	$32,704,454

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Nine Month Period Ended March 31, 2018

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Income (Loss)	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2017	2,371,321	$1,009,958	$17,650,335	$(3,599)	$21,670,196	658,553	$(7,779,099)	$(650,248)	$31,897,543
Comprehensive income:
Net income					2,375,399				2,375,399
Other comprehensive loss,
net of tax of $ (1,208)				(2,993)					(2,993)
Total comprehensive income									2,372,406
Stock options exercised	9,400		124,036			(9,400)	77,550		201,586
Stock-based compensation			86,675						86,675
Dividends paid on common stock
$0.75 per share					(1,744,062)				(1,744,062)
Purchase of treasury stock	(4,798)					4,798	(109,694)		(109,694)
Balance as of March 31, 2018	2,375,923	$1,009,958	$17,861,046	$(6,592)	$22,301,533	653,951	$(7,811,243)	$(650,248)	$32,704,454

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2019 and 2018

	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities:
Net income	$1,201,886	$2,375,399

Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Bad debt expense	69,010	—
Stock-based compensation	124,972	86,675
Depreciation	397,965	318,076
ESOP compensation expense	297,670	279,502
Deferred income tax expense	137,035	19,707
Changes in assets and liabilities:
Increase in trade receivable, net	(3,642,605)	(195,828)
Decrease (increase) in income taxes receivable	35,956	(27,923)
Increase in inventories, net	(3,539,511)	(622,344)
Decrease (increase) in prepaid expenses and other current assets	924,361	(549,141)
Increase (decrease) in accounts payable	115,902	(750,220)
(Decrease) increase in accrued salaries and wages	(236,821)	219,168
Increase in vacation accrual	75,501	68,463
Decrease in ESOP payable	(51,041)	(33,750)
Increase (decrease) in other accrued expenses	39,234	(86,865)
Increase in payroll and other taxes withheld	8,219	11,490
Decrease in contract liabilities	(81,989)	—
Net cash (used in) provided by operating activities	(4,124,256)	1,112,409

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(538,550)	(632,023)
Purchase of investment securities	(3,891,435)	(10,101,613)
Proceeds from sale/maturity of investment securities	9,581,630	8,121,986
Net cash provided by (used in) investing activities	5,151,645	(2,611,650)

Cash Flows from Financing Activities:
Dividends on common stock	(4,144,075)	(1,744,062)
Purchase of treasury stock	—	(109,694)
Proceeds from exercise of stock options	306,081	201,586
Net cash used in financing activities	(3,837,994)	(1,652,170)

Decrease in cash and cash equivalents	(2,810,605)	(3,151,411)
Cash and cash equivalents, beginning of period	4,298,796	10,058,163
Cash and cash equivalents, end of period	$1,488,191	$6,906,752

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$80,000	$810,000

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of March 31, 2019 and June 30, 2018 because of the immediate or short-term maturity of these financial instruments.

Investment securities at March 31, 2019 and June 30, 2018 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at March 31, 2019 and June 30, 2018 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2019
Certificates of deposit	$5,193,627	$—	$—	$5,193,627
Municipal bonds	639,930	668	(949)	639,649
Total investment securities	$5,833,557	$668	$(949)	$5,833,276
June 30, 2018
Certificates of deposit	$10,440,000	$—	$—	$10,440,000
Municipal bonds	1,085,754	635	(5,683)	1,080,706
Total investment securities	$11,525,754	$635	$(5,683)	$11,520,706

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At March 31, 2019, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of March 31, 2019 and June 30, 2018, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
March 31, 2019
Available-for-sale	$5,698,497	$134,779	$5,833,276

June 30, 2018
Available-for-sale	$10,967,300	$553,406	$11,520,706

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 196,039 and 103,600 shares of our common stock for the three and nine months ended March 31, 2019 and 2018, respectively, as the effect of including them would be anti-dilutive. As unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended March 31, 2019 and 2018 was $47,096 and $36,205, respectively, before income taxes. The related total deferred tax benefits were approximately $2,547 and $2,034 for the same periods. Total stock-based compensation expense recognized in the statements of comprehensive income for the nine-month periods ended March 31, 2019 and 2018, was $124,972 and $86,675, respectively, before income taxes. The related total deferred tax benefits were approximately $6,826 and $4,805 for the same periods.

As of March 31, 2019, there was approximately $247,145 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2.00 years. The total deferred tax benefit related to these awards is expected to be approximately $13,581.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 plan, of which 110,304 have been granted as of March 31, 2019. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of March 31, 2019, 155,450 options were outstanding under such plan of which are all vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

Index

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the nine months ended March 31, 2019 and 2018.

	March 31, 2019	March 31, 2018

Dividend yield	3.68%	4.60%
Company’s expected volatility	27.63%	23.97%
Risk-free interest rate	2.70%	1.95%
Expected term	5.2 yrs	4.7 yrs
Weighted average fair value per share
of options granted during the period	$5.13	$2.79

The Company declares regular dividends quarterly and declared and paid regular cash dividends of $0.75 per share and a special cash dividend of $1.00 per share for the nine months ended March 31, 2019. The company declared and paid regular cash dividends of $0.75 per share for the nine months ended March 31, 2018. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the nine months ended March 31, 2019:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2018	222,854	$24.29	6.26
Granted	55,589	$27.17	9.69
Exercised	(15,399)	$19.88	—
Forfeited or expired	(3,055)	$26.30	—
Outstanding at March 31, 2019	259,989	$25.14	6.61	$223,377
Vested or expected to vest at March 31, 2019	244,246	$25.17	6.45	$202,294
Exercisable at March 31, 2019	155,450	$25.40	4.90	$81,300

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on March 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2019. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the nine months ended March 31, 2019 and 2018 were $64,420 and $23,437, respectively.

The following table summarizes changes in non-vested stock options during the nine months ended March 31, 2019:

	Number	Weighted Average
	of Shares	Grant Date Fair
	Subject to Option	Value (per Option)
Non-vested at July 1, 2018	87,605	$3.649
Granted	55,589	$5.133
Vested	(36,350)	$4.640
Forfeited or expired	(2,305)	$4.570
Non-vested at March 31, 2019	104,539	$4.073

Index

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2019 and June 30, 2018. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Note 6. Revenue

Effective July 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC) 606 “Revenue from Contracts with Customers”, which requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues.  Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services. We adopted ASC 606 using the modified retrospective method, which means, using the allowed practical expedient, we applied the new standard to open contracts at June 30, 2018.  We reviewed remaining obligations as of the effective date and determined no adjustment was required to the opening balance of retained earnings.  Under the modified retrospective method, prior period revenue is not restated for comparative periods.  As a result of the adoption, we reclassified customer advance payments from inventory to contract liabilities.  Contract liabilities were $20,935 and $102,924 as of March 31, 2019 and June 30, 2018, respectively.  The decrease in contract liabilities is due to the recognition of revenue related to certain amounts previously collected and included in contract liabilities. The company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

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

Total revenue recognized for the three and nine months ended March 31, 2019 based on units delivered totaled $7,527,723 and $20,400,908, respectively, compared to $4,943,378 and $22,413,426 for the same periods in 2018.  Total revenue recognized for the three and nine months ended March 31, 2019 based on milestones achieved totaled $1,690,418 and $4,457,741, respectively, compared to $719,783 and $2,277,263 for the same periods in 2018.

The company offers a standard one-year product warranty. Product warranties offered by the company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of March 31, 2019.  Our payment terms are generally 30-60 days.

Index

The company estimates that approximately $10.7 million of the company’s backlog at March 31, 2019 will be recognized after March 31, 2020.   Estimated shipments of this backlog are expected in the following fiscal years: 24% in 2020; 56% in 2021, 17% in 2022, and 3% thereafter.

Note 7. Recently Issued Accounting Standards

Recent Accounting Pronouncements Adopted

None

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  This ASU is part of the FASB’s larger disclosure framework project intended to improve the effectiveness of financial statement footnote disclosure.  ASU 2018-13 modifies required fair value disclosures related primarily to level 3 investments.  This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.  The adoption of ASU 2018-13 is not expected to have a material effect on the Company’s financial position, results of operations, and cash flows.

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $93,861 and $100,464 for the three-month periods ended March 31, 2019 and 2018, respectively. ESOP compensation expense was $297,670 and $279,502 for the nine-month periods ended March 31, 2019 and 2018, respectively.

The ESOP shares as of March 31, 2019 and 2018 were as follows:

	March 31, 2019	March 31, 2018
Allocated shares	441,753	443,198
Committed-to-be-released shares	11,250	11,875
Unreleased shares	17,916	33,125

Total shares held by the ESOP	470,919	488,198

Fair value of unreleased shares	$443,421	$867,875

Index

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three and nine months ended March 31, 2019 the Company did not repurchase any shares held by the ESOP. During the three and nine months ended March 31, 2018 the Company repurchased 0 and 4,798 shares previously held in the ESOP for $0 and $109,694.

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan.  Share distributions from the ESOP during the nine months ended March 31, 2019 and 2018 totaled 17,279 and 8,103 shares, respectively.

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

In order to maintain a balanced business, we are continuing to place an emphasis on securing “build to print” opportunities, which will allow production work to go directly to the manufacturing floor, limiting the impact on our engineering staff. This effort will keep our manufacturing team busy while engineering development designs transition to production.

Index

The total backlog at March 31, 2019 was approximately $45.4 million, which included $20.9 million from three significant customers, compared to $47.0 million at March 31, 2018, which included $21.0 million from three significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at March 31, 2019 is approximately $41.9 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at March 31, 2019 is approximately $3.5 million and represents firm multi-year orders on two separate programs for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at March 31, 2018 was $4.5 million, comprised of one order from a single customer.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  While recently, we have experienced technical and schedule delays with our major development programs, these delays have been resolved as they arise and we do not expect any negative impact on our customer order fulfillment projections for fiscal year 2019. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $5.6 million.

Management expects revenues in fiscal year 2019 to be higher than revenues during fiscal year 2018, but expects the gross profit margin to be lower in fiscal year 2019 as compared to the gross profit margin during fiscal year 2018. This expectation is driven primarily by lower profit margin orders already in our backlog that will be shipped in the current fiscal year and investments in engineering development orders. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

New orders received in the first nine months of fiscal year 2019 were approximately $22.2 million as compared to $28.6 million of new orders received in the first nine months of fiscal 2018. It is presently anticipated that a minimum of $12.2 million of orders comprising the March 31, 2019 backlog will be filled during the fiscal year ending June 30, 2019. The minimum of $12.2 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2019. The estimate of the March 31, 2019 backlog to be shipped in fiscal year 2019 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $58 million in the aggregate as of May 1, 2019 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to two significant customers represented 47.2% and 50.6% of the Company’s total sales for the three-month period ended March 31, 2019 and 2018, respectively. Net sales to three significant customers represented 58.1% of the Company’s total sales for the nine-month period ended March 31, 2019 and net sales to two significant customers represented 58.6% of the Company's total sales for the nine-month period ended March 31, 2018. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.

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

Index

Results of Operations

Net sales increased for the three months ended March 31, 2019 to $9,218,141 as compared to $5,663,161 for the same period in 2018. Net sales for the nine months ended March 31, 2019 increased to $24,858,649 as compared to $24,690,689 for the same period in 2018. For the three months ended March 31, 2019, the increase in net sales is primarily due to an increase in magnetic sales consisting of certain engineering deliverables and product shipments on a specific long-term program, as well as, an increase in power supply shipments supporting the rail industry. For the nine months ended March 31, 2019, the slight increase in net sales is primarily due to an increase in build to print sales for product which had no shipments in the prior fiscal year, an increase in magnetic sales for the reasons discussed above, offset, in part, by a decrease in power supply shipments. Although shipments supporting the rail industry remain strong, the overall decline in power supply shipments in the current fiscal year relates primarily to the timing of shipments related to a specific military contract which had significant shipments in the prior fiscal year.

Our ability to ship product continues to be constrained by engineering design changes required to meet customer requirements, certain supplier product non-conformances and an increase in lead times for many parts including certain electronic components due to industry shortages and volatility within the power electronics industry. We are currently working closely with our customers and suppliers to execute on our current past due deliveries and we do not expect this situation to impact future business.

Gross profits for the three months ended March 31, 2019 and 2018 were $2,150,439 and $1,255,204, respectively. Gross profit as a percentage of sales was 23.3% and 22.2%, for the same periods, respectively. For the nine months ended March 31, 2019 and 2018, gross profits were $4,659,608 and $5,791,956, respectively. Gross profit as a percentage of sales was 18.7% and 23.5%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” meaning engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage increased in the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in sales while expenditures incurred during the period related to engineering design investments remained comparable to those incurred in the same period in 2018 offset, in part, by a slight overall decline in the gross profit percentage on product shipments. The gross profit percentage decreased in the nine months ended March 31, 2019 as compared to the same period in 2018 primarily due to the increase in expenditures incurred related to engineering design investments primarily pertaining to a specific contract while sales for the period remained flat when compared to the same period in 2018. This increase in spending on the specific engineering design contract reduced the gross profit percentage by 5.9% for the nine months ended March 31, 2019. The gross profit percentage was further reduced by a slight overall decline in the gross profit percentage on product shipments.

Selling, general and administrative expenses were $1,069,070 for the three months ended March 31, 2019; an increase of $173,941, compared to the three months ended March 31, 2018. Selling, general and administrative expenses were $3,374,301 for the nine months ended March 31, 2019; an increase of $617,982 compared to the nine months ended March 31, 2018. The increase for the three months ended March 31, 2019 as compared to the same period in 2018 relates primarily to the increase in employee compensation costs associated with added program management personnel supporting the Company’s sales backlog and professional services. The increase for the nine months ended March 31, 2019 as compared to the same period in 2018 relates primarily to an increase in employee compensation costs, professional services, and other miscellaneous expenses offset, in part, by a reduction in travel and incurred marketing costs.

Other income for the three months ended March 31, 2019 and 2018 was $45,254 and $56,112, respectively. Other income for the nine months ended March 31, 2019 and 2018 was $174,686 and $140,797, respectively. The decrease for the three months ended is primarily due to the reduction in investment securities offset, in part, by the gradual increase in the current yield percentages earned on the investment securities. The increase in the nine months ended is primarily due an increase in interest income resulting from the gradual increase in current yield percentages earned on investment securities offset, in part, by a reduction in investment securities. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

Index

The Company’s effective tax rates for the three and nine months ended March 31, 2019, were 18.1% and 17.7%, respectively, compared to 23.6% and 25.2% for the three and nine months ended March 31, 2018. The statutory tax rate was reduced from 34% to 21% under the Tax Cuts and Jobs Act (the “Tax Act’) effective on January 1, 2018. The effective tax rate in fiscal 2019 is less than the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares and for the tax benefit received in the first nine months of fiscal 2019 from the exercise of stock options. The effective tax rate in fiscal 2018 is less than the statutory tax rate mainly due to the benefit the Company received on its “qualified production activities” under The American Jobs Creation Act of 2004 which expired after the end of fiscal 2018 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended March 31, 2019, was $922,456 or $0.39 per share, basic and diluted, compared to $317,764 or $0.14 per share, basic and diluted, for the three months ended March 31, 2018. Net income for the nine months ended March 31, 2019, was $1,201,886 or $0.51 and $0.50 per share, basic and diluted, respectively compared to $2,375,399 or $1.02 per share, basic and diluted, for the nine months ended March 31, 2018. The increase in net income per share for the three months ended March 31, 2019 was due to higher gross profit resulting primarily from an increase in sales offset, in part, by an increase in selling, general and administrative expenses when compared to the same periods in 2018. In addition, the company received a benefit in the current period from the reduction in the Company’s effective tax rate discussed above. The decrease in net income per share for the nine months ended March 31, 2019 was primarily due to a lower gross profit percentage resulting from an increase in expenditures related to engineering design investments made by the company when compared to the prior year and an increase in selling, general and administrative expenses when compared to the same periods in 2018 as discussed above. These increases were offset, in part, by a reduction in the Company’s effective tax rate discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2019 and 2018. The line of credit is reviewed annually in November for renewal by December 1st.

The Company's working capital as of March 31, 2019 and 2018 was approximately $27.2 million and $30.0 million, respectively. During the three and nine-month period ended March 31, 2019, the Company did not repurchase any shares of its common stock from the Company’s Employee Retirement Plan and Trust (“ESOP”). During the three and nine months ended March 31, 2018 the Company repurchased 0 and 4,798 shares of its common stock from the ESOP for a purchase price of $0 and $109,694. Under existing authorizations from the Company's Board of Directors, as of March 31, 2019, management is authorized to purchase an additional $876,297 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Nine months Ended March 31,
	2019	2018
Net cash (used in) provided by operating activities	$(4,124,256)	$1,112,409
Net cash provided by (used in) investing activities	5,151,645	(2,611,650)
Net cash used in financing activities	(3,837,994)	(1,652,170)

Net cash used in operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash used in operating activities compared to the prior year primarily relates to a decrease in net income, an increase in accounts receivable and inventories attributed to the sales volume and backlog increases offset, in part, by a decrease in prepaid expenses and other current assets and an increase in accounts payable. Net cash provided by investing activities increased in the nine months ended March 31, 2019 as compared to the same period in 2018 is primarily due to an increase in maturing investments and a decrease in spending for the purchase of property, plant and equipment. The increase in cash used in financing activities in the current period is primarily related to the cash expended for the special dividend totaling $1.00 per share declared and paid in fiscal 2019 offset, in part, by proceeds received from the exercise of stock options during the current fiscal year.

Index

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2019 and 2018, the Company expended $538,550 and $632,023, respectively, for plant improvements and new equipment. The Company has budgeted approximately $750,000 for new equipment and plant improvements in fiscal year 2019. Management anticipates that the funds required will be available from current operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold - None
(c)	Securities Repurchased
Purchases of Equity Securities
			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
$876,297

(1)	Pursuant to a prior Board of Directors authorization, as of March 31, 2019 the Company can repurchase up to $876,297 of its common stock pursuant to an ongoing plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 14, 2019