Form 10-K
period 2019-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2019-09-16
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2019

Commission File Number I-4383

ESPEY MFG. & ELECTRONICS CORP.

(Exact name of registrant as specified in its charter)

NEW YORK (State of incorporation)	14-1387171 (I.R.S. Employer's Identification No.)

233 Ballston Avenue, Saratoga Springs, New York 12866

(Address of principal executive offices)

518-584-4100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $.33-1/3 par value	ESP	NYSE American
Common Stock Purchase Rights		NYSE American

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

☐ Large accelerated filer       ☐ Accelerated filer       ☐ Non-accelerated filer       ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company.

☐ Yes     ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $43,320,411 based upon the closing sale price of $24.92 on the NYSE American on December 31, 2018.

At September 10, 2019 there were 2,401,213 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

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

In fiscal years ended June 30, 2019 and 2018, the Company's total sales were $36,477,851 and $32,517,883, respectively. Sales to three domestic customers accounted for 34%, 10%, and 10%, respectively, of total sales in 2019. Sales to two domestic customers accounted for 33% and 27% of total sales in 2018. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the financial performance of the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.

Export sales in fiscal years 2019 and 2018 were approximately $2,638,000 and $3,112,000, respectively. The decrease is primarily due to the decrease in antenna shipments.

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

The President of the United States continued the imposition of tariffs on steel and aluminum imports from various countries in 2019. While currently we are not experiencing any significant financial or raw material sourcing issues resulting from the product tariffs, the Company cannot provide any assurance that the existing tariffs, the potential of additional tariffs, and the associated volatility arising from the Administration’s foreign trade policies, will not have a negative impact on our future earnings by increasing our raw material prices and augmenting the lead time for the availability of raw materials. From time to time the Company must identify parts to replace parts which are no longer produced.

Sales Backlog

The total backlog at June 30, 2019 was approximately $45.6 million compared to approximately $48.1 million at June 30, 2018. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at June 30, 2019 is approximately $42.9 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at June 30, 2019 is approximately $2.7 million and represents a firm multi-year order for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at June 30, 2018 was $3.1 million. For both fiscal years ended 2019 and 2018, the unfunded backlog is comprised primarily of the same multi-year order from a single customer. The Company's backlog and risks associated with government contracts is discussed in greater detail below.

It is presently anticipated that a minimum of $32.7 million of orders comprising the June 30, 2019 backlog will be filled during the fiscal year ending June 30, 2020. The minimum of $32.7 million does not include any shipments which may be made against orders received subsequently to the fiscal year ending June 30, 2019. The estimate of the June 30, 2019 backlog to be shipped in fiscal year 2020 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

Future procurement needs supporting the military and the rail industry continues to drive competition. Many of our competitors have, and they continue to invest aggressively in upfront product design costs and accept lower profit margins as a strategic means of maintaining existing business and enhancing market share. This continues to put pressure on the pricing of our current products and has lowered our profit margins on some of our new business. In order to compete effectively for new business, in some cases we have invested in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. As part of our strategy, we adjust our pricing in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

We continue to place an emphasis on securing “build to print” opportunities, which allows production work to go directly to the manufacturing floor, limiting the impact on our engineering staff. This allows us to keep our manufacturing team busy while the products being developed in-house transition to production.

Research and Development

Some of the Company's engineers and technicians spend varying amounts of time on either the development of new products or improvements to existing products. A majority of the resulting costs we incur relate to research that is required to support a request for quotation from a customer product-specific need usually associated with stringent size and weight requirements. We do very little pure research as our business primarily is driven by customer product needs and custom product development with some customer funding. The Company's expenditures for research and development were approximately $44,819 and $18,206 in fiscal year 2019 and 2018, respectively.

Employees

The Company had 160 employees as of August 31, 2019. During the year ended June 30, 2019, we increased the number of employees to support our business growth. Approximately 40% of the employees are represented by the International Brotherhood of Electrical Workers. A new collective bargaining agreement was approved in July 2018. The four-year agreement expires on June 30, 2022. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2019, and the Company believes will not in fiscal year 2020, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE American (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2019	High	Low
First Quarter	$32.55	$25.25
Second Quarter	30.12	23.80
Third Quarter	26.50	23.61
Fourth Quarter	25.67	23.50

2018	High	Low
First Quarter	$24.40	$21.39
Second Quarter	24.07	21.07
Third Quarter	27.10	21.70
Fourth Quarter	29.97	25.50

Holders

The approximate number of holders of record of the common stock was 72 on September 10, 2019 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid regular cash dividends on common stock of $1.00 per share and a special cash dividend of $1.00 per share for the fiscal year ended June 30, 2019 and $1.00 per share for the fiscal year ended June 30, 2018. The Board of Directors has authorized the payment of a fiscal year 2020 first quarter regular dividend of $0.25 payable September 27, 2019 to shareholders of record on September 20, 2019. Our Board of Directors assesses the Company’s dividend policy periodically. While there is no assurance that the Board of Directors will maintain the amount of the regular cash dividend or declare a special dividend during any future years, we believe that the Company is in the position to continue to pay the regular cash dividends for the foreseeable future.

During fiscal year 2019, the Company sold common stock to certain employees and directors as they exercised existing stock options granted under a shareholder approved plan. During the year, 15,899 shares were sold at prices that ranged from $17.09 a share to $27.22 a share. The securities were sold for cash. Proceeds are used for general working capital purposes.

The Company did not make any open market purchases of equity securities in the fiscal year 2019 fourth quarter.

The following table sets forth information as of June 30, 2019 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	259,164	$25.16	291,976
Equity compensation
plans not approved
by security holders	—		—
Total	259,164		291,976

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal year 2020 to approximate revenues during fiscal year 2019 and expects the gross profit margin to be higher in fiscal year 2020 than the gross profit margin during fiscal year 2019. This expectation is driven primarily by orders already in our backlog that will be shipped in fiscal year 2020 with lower anticipated aggregate production costs than with the product mix shipped during fiscal 2019. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

During fiscal year 2019 the Company received approximately $33.9 million in new orders. Our total backlog at June 30, 2019 was approximately $45.6 million, as compared to $48.1 million at June 30, 2018. Currently, we expect a minimum of $32.7 million of orders comprising the June 30, 2019 backlog will be filled during the fiscal year ending June 30, 2020. This $32.7 million will be supplemented by shipments which may be made against orders received during the 2020 fiscal year.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  While during the past two fiscal years we experienced some technical and schedule delays with our major development programs, these delays were resolved as they arose and we do not currently expect any negative impact on our customer order fulfillment projections for fiscal year 2020.  Engineering programs in both the funded and unfunded portions of the current backlog aggregate $5.4 million.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $52 million in the aggregate as of August 31, 2019, for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry. Three significant customers represented 54% of the Company’s total sales in fiscal year 2019 and two significant customers represented 60% of the Company’s total sales in fiscal year 2018. These sales are in connection with multiyear programs in which the Company is a significant contractor. The June 30, 2019 backlog of $45.6 million included orders from five customers that represent 16%, 13%, 11%, 11% and 10%, respectively, of the total backlog. The June 30, 2018 backlog of $48.1 million includes orders from three customers that represent 23%, 16% and 10%, respectively, of the total backlog. Although improvement has been made in customer concentrations, this high customer concentration level continues to present significant risk. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures, primarily for machinery and equipment, are expected to be approximately $300,000 for fiscal year 2020. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts. Expectations are that the working capital will be required to fund orders, dividend payments, and general operations of the business. Management along with the Mergers and Acquisitions Committee of the Board of Directors will examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines, provided that such opportunities demonstrate synergies with the Company’s existing product base and accretion to earnings.

Results of Operations

Net sales for the years ended June 30, 2019 and 2018 were $36,477,851 and $32,517,883, respectively, a 12% increase. The increase in net sales in fiscal year 2019 is primarily due to an increase in build to print sales for product which had no shipments in the prior fiscal year, an increase in magnetic sales consisting of certain engineering deliverables, and product shipments on one long-term program, offset, in part, by a decrease in power supply shipments. Although shipments supporting the rail industry increased and remain strong, the overall decline in power supply shipments in fiscal year 2019 relates primarily to the timing of shipments related to one military contract which had significant shipments in the prior fiscal year.

Our ability to ship product was constrained during fiscal years 2019 and 2018 by engineering design changes required to meet customer requirements, certain supplier product non-conformances and an increase in lead times for many parts including certain electronic components due to industry shortages and volatility within the power electronics industry. We expect these factors will continue to affect certain product shipments during fiscal year 2020.

Gross profits for the fiscal years ended June 30, 2019 and 2018 were $7,063,173 and $7,662,252, respectively. Gross profit as a percentage of sales was 19.4% and 23.6%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage decreased in the fiscal year ended June 30, 2019 as compared to the same period in 2018 primarily due to the increase in cost resulting from the change in estimates on two separate contracts for the design and production of power transformers, offset in part, by an increase in sales when compared to the same period in 2018. The gross profit percentage was further reduced by a slight overall decline in the gross profit percentage on product shipments. The decrease in gross profit related to the change in estimates on two specific contracts resulted from an increase in direct costs, material and labor, of approximately $1.1 million. The net increase in direct costs is attributable to in process design changes required to meet contract specifications, changes to the bill of materials and operations, and scrap and other costs incurred typically associated with first time builds.

Selling, general and administrative expenses were $4,410,234 for the fiscal year ended June 30, 2019; an increase of $601,839 compared to the fiscal year ended June 30, 2018. The increase for the fiscal year ended June 30, 2019 as compared to the same period in 2018 relates primarily to an increase in headcount and related employee compensation costs in support of our business growth, the incurrence of a bad debt expense related to a single customer, cost associated with the appointment of a new Class B Director effective June 1, 2018, professional services consisting primarily of commissions earned by outside sales representatives, and an increase in freight costs resulting from higher sales.

Other income for the fiscal year ended June 30, 2019 and 2018 was $228,694 and $215,219, respectively. The increase in the twelve months ended is primarily due an increase in interest income on investments and income received from the sale of scrap metal. The increase in interest income resulted from the gradual increase in current yield percentages earned on investment securities offset, in part, by a reduction in investment securities. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative. The increase in income from scrap metal sales is primarily due to an increase in saleable metal remnants resulting from the overall increase in material purchases during the current year when compared to the prior year.

The Company’s effective tax rate was 18.7% in the fiscal year 2019 and 24.4% in fiscal year 2018. The statutory tax rate was reduced from 34% to 21% under the Tax Cuts and Jobs Act (the “Tax Act’) effective on January 1, 2018. The effective tax rate in fiscal 2019 is less than the statutory tax rate mainly due to the benefit derived from the dividends paid on allocated shares in the Company’s Employee Retirement Plan and Trust (“ESOP”). The effective tax rate in fiscal 2018 is less than the statutory tax rate mainly due to the benefit the Company received on its “qualified production activities” under The American Jobs Creation Act of 2004 which expired after the end of fiscal 2018 and the benefit derived from the ESOP dividends paid on allocated shares.

Net income for fiscal year 2019 was $2,342,694 or $0.99 and $0.98 per share, basic and diluted, respectively compared to $3,075,797 or $1.32 and $1.31 per share, basic and diluted, respectively for fiscal year 2018. The decrease in net income per share for the twelve months ended June 30, 2019 was due to a lower gross profit percentage resulting primarily from an increase in expenditures related to engineering design investments made by the company when compared to the prior year and an increase in selling, general, and administrative expenses when compared to the same periods in 2018 as discussed above. These increases were offset, in part, by an increase in sales and a reduction in the Company’s effective tax rate discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2019 and 2018. The line of credit is reviewed annually in November for renewal by December 1st.

The Company's working capital as of June 30, 2019 and 2018 was $28,377,168 and $29,740,468, respectively. During the twelve months ended June 30, 2019, the Company repurchased 1,810 shares of its common stock from the ESOP for a purchase price of $44,888. During the twelve months ended June 30, 2018 the Company repurchased 4,798 shares of its common stock from the ESOP for a purchase price of $109,694. Under existing authorizations from the Company's Board of Directors, as of June 30, 2019, management is authorized to purchase an additional $831,408 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	2019	2018
Net cash (used in) provided by operating activities	$(3,604,406)	$260,907
Net cash provided by (used in) investing activities	5,234,540	(4,020,102)
Net cash used in financing activities	(4,466,169)	(2,000,172)

Net cash used in operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash used in operating activities compared to the prior year primarily relates to a decrease in net income, a decrease in accrued salaries and wages and an increase in inventories and accounts receivable offset, in part, by an increase in accounts payable, a decrease in prepaid expenses and other current assets and a decrease in contract liabilities. The increase in cash provided by investing activities in the current fiscal year is primarily related to a decrease in spending for the purchase of property, plant and equipment and the reduction of investment security purchases. This reduction is primarily due to the late fiscal year shipment of product representing accounts receivable not yet converted into cash and the payment of a special dividend. The increase in cash used in financing activities in the current fiscal year is primarily related to the cash expended for the special dividend totaling $1.00 per share declared and paid in fiscal 2019 offset, in part, by proceeds received from the exercise of stock options during the current fiscal year.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the fiscal years ended June 30, 2019 and 2018, the Company expended $608,318 and $1,923,220, respectively, for plant improvements and new equipment. The Company has budgeted approximately $300,000 for new equipment and plant improvements in fiscal year 2020. Management anticipates that the funds required will be available from current operations.

Management believes that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company does business. Historically, bad debt expense has been minimal.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Espey Mfg. & Electronics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp (the Company) as of June 30, 2019 and 2018, the related statements of comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Rochester, New York

September 16, 2019

Espey Mfg. & Electronics Corp.

Balance Sheets

June 30, 2019 and 2018

	2019	2018
ASSETS
Cash and cash equivalents	$1,462,761	$4,298,796
Investment securities	5,684,240	11,520,706
Trade accounts receivable, net of allowance of $3,000	10,995,783	4,377,726
Income tax receivable	—	161,975

Inventories:
Raw materials	1,747,449	1,562,581
Work-in-process	408,130	966,342
Costs related to contracts in process	11,069,558	8,880,003
Total inventories	13,225,137	11,408,926

Prepaid expenses and other current assets	494,181	1,292,575
Total current assets	31,862,102	33,060,704

Property, plant and equipment, net	3,825,411	3,758,637
Total assets	$35,687,513	$36,819,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,160,433	$1,822,597
Accrued expenses:
Salaries and wages	329,890	529,005
Vacation	786,870	707,612
Other	109,755	104,663
Payroll and other taxes withheld	61,451	53,435
Contract liabilities	6,054	102,924
Income taxes payable	30,481	—
Total current liabilities	3,484,934	3,320,236

Deferred tax liabilities	277,075	17,693
Total liabilities	3,762,009	3,337,929

Commitments and Contingencies (See Note 15)
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares as
of June 30, 2019 and 2018. Outstanding 2,401,213 and
2,387,124 as of June 30, 2019 and 2018, respectively
(includes 14,166 and 29,166 Unearned ESOP Shares,
respectively)	1,009,958	1,009,958
Capital in excess of par value	18,731,975	18,201,691
Accumulated other comprehensive loss	(1,299)	(6,349)
Retained earnings	20,022,132	22,416,400
	39,762,766	41,621,700
Less: Unearned ESOP shares	(204,706)	(421,453)
Cost of 628,661 and 642,750 shares of common stock
in treasury as of June 30, 2019 and 2018, respectively	(7,632,556)	(7,718,835)
Total stockholders' equity	31,925,504	33,481,412

Total liabilities and stockholders' equity	$35,687,513	$36,819,341

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Comprehensive Income

Years Ended June 30, 2019 and 2018

	2019	2018

Net sales	$36,477,851	$32,517,883
Cost of sales	29,414,678	24,855,631
Gross profit	7,063,173	7,662,252

Selling, general and administrative expenses	4,410,234	3,808,395
Operating income	2,652,939	3,853,857

Other income
Interest income	167,682	160,650
Other	61,012	54,569
Total other income	228,694	215,219

Income before provision for income taxes	2,881,633	4,069,076

Provision for income taxes	538,939	993,279

Net income	$2,342,694	$3,075,797

Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities	5,050	(2,750)

Total comprehensive income	$2,347,744	$3,073,047

Net income per share:
Basic	$0.99	$1.32
Diluted	$0.98	$1.31

Weighted average number of shares outstanding:
Basic	2,372,945	2,333,885
Diluted	2,389,228	2,348,307

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2019 and 2018

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Income (Loss)	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2017	2,371,321	$1,009,958	$17,650,335	$(3,599)	$21,670,196	658,553	$(7,779,099)	$(650,248)	$31,897,543
Comprehensive income:
Net income					3,075,797				3,075,797
Other comprehensive loss,
net of tax of $ (394)				(2,750)					(2,750)
Total comprehensive income									3,073,047
Stock options exercised	20,601		269,157			(20,601)	169,958		439,115
Stock-based compensation			123,112						123,112
Dividends paid on common stock
$1.00 per share					(2,329,593)				(2,329,593)
Purchase of treasury stock	(4,798)					4,798	(109,694)		(109,694)
Reduction of unearned ESOP shares			159,087					228,795	387,882
Balance as of June 30, 2018	2,387,124	$1,009,958	$18,201,691	$(6,349)	$22,416,400	642,750	$(7,718,835)	$(421,453)	$33,481,412

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2019 and 2018

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Income (Loss)	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2018	2,387,124	$1,009,958	$18,201,691	$(6,349)	$22,416,400	642,750	$(7,718,835)	$(421,453)	$33,481,412
Comprehensive income:
Net income					2,342,694				2,342,694
Other comprehensive income,
net of tax of $ 1,342				5,050					5,050
Total comprehensive income									2,347,744
Stock options exercised	15,899		184,514			(15,899)	131,167		315,681
Stock-based compensation			172,148						172,148
Dividends paid on common stock
$2.00 per share					(4,736,962)				(4,736,962)
Purchase of treasury stock	(1,810)					1,810	(44,888)		(44,888)
Reduction of unearned ESOP shares			173,622					216,747	390,369
Balance as of June 30, 2019	2,401,213	$1,009,958	$18,731,975	$(1,299)	$20,022,132	628,661	$(7,632,556)	$(204,706)	$31,925,504

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2019 and 2018

	2019	2018
Cash Flows from Operating Activities:
Net income	$2,342,694	$3,075,797
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Bad debt expense	69,010	—
Stock-based compensation	172,148	123,112
Depreciation	540,978	429,679
ESOP compensation expense	390,369	387,882
Loss on disposal of assets	566	—
Deferred income tax expense	258,040	115,075
Changes in assets and liabilities:
Increase in trade receivables, net	(6,687,067)	(978,113)
Decrease (increase) in income tax receivable	161,975	(41,796)
Increase in inventories, net	(1,816,211)	(363,611)
Decrease (increase) in prepaid expenses and other current assets	798,394	(1,065,269)
Increase (decrease) in accounts payable	337,836	(427,518)
(Decrease) increase in accrued salaries and wages	(199,115)	356,960
Increase in vacation accrual	79,258	51,413
Increase (decrease) in other accrued expenses	5,092	(145,620)
Increase in payroll and other taxes withheld	8,016	6,496
Decrease in contract liabilities	(96,870)	(1,263,580)
Increase in income taxes payable	30,481	—
Net cash (used in) provided by operating activities	$(3,604,406)	$260,907

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(608,318)	(1,923,220)
Purchase of investment securities	(6,039,808)	(11,199,339)
Proceeds from sale/maturity of investment securities	11,882,666	9,102,457
Net cash provided by (used in) investing activities	5,234,540	(4,020,102)

Cash Flows from Financing Activities:
Dividends paid on common stock	(4,736,962)	(2,329,593)
Purchase of treasury stock	(44,888)	(109,694)
Proceeds from exercise of stock options	315,681	439,115
Net cash used in financing activities	(4,466,169)	(2,000,172)

Decrease in cash and cash equivalents	(2,836,035)	(5,759,367)
Cash and cash equivalents, beginning of the year	4,298,796	10,058,163
Cash and cash equivalents, end of the year	$1,462,761	$4,298,796

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$87,200	$920,000

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

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Significant judgment is required in determining performance obligations. We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. The transaction price for each performance obligation is based on the estimated standalone selling price of the product or service underlying each performance obligation. Transaction prices on our contracts subject to the Federal Acquisition Regulations (FAR) are typically based on estimated costs plus a reasonable profit margin.

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

Investment Securities

The Company accounts for its investment securities in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.”  Investment securities at June 30, 2019 and 2018 consist of certificates of deposit and municipal bonds.  The Company classifies investment securities as available-for-sale.  Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.  Realized gains and losses for securities classified as available-for-sale are included in earnings and are determined using the specific identification method.  Interest income is recognized when earned.  Fair values are based on quoted market prices available as of the balance sheet date, and are therefore considered a Level 1 valuation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2019 and 2018 because of the immediate or short-term maturity of these financial instruments.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables.  Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures.  Accounts receivable are reported net of an allowance for doubtful accounts.  The Company estimates the allowance based on its analysis of specific balances. Interest is not charged on past due balances.  Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2019 and 2018.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income for fiscal years ended June 30, 2019 and 2018 consists of unrealized holding gains and losses on available-for-sale securities.

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

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no impairments of long-lived assets in fiscal years 2019 and 2018.  Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet, if applicable.

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 3. Revenue, Continued

As a result of the adoption, we reclassified customer advance payments from inventory to contract liabilities. Contract liabilities were $6,054 and $102,924 as of June 30, 2019 and June 30, 2018, respectively.  The decrease in contract liabilities is due to the recognition of revenue related to certain amounts previously collected and included in contract liabilities. The company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

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

Total revenue recognized for the twelve months ended June 30, 2019 based on units delivered totaled $30,677,077 compared to $29,762,111 for the same periods in 2018.  Total revenue recognized for the twelve months ended June 30, 2019 based on milestones achieved totaled $5,800,774 compared to $2,755,772 for the same periods in 2018.

The company offers a standard one-year product warranty. Product warranties offered by the company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of June 30, 2019.  Our payment terms are generally 30-60 days.

The company’s backlog at June 30, 2019 totaling $45.6 million is expected, based on contractual due dates, to be recognized in the following years: 72% in 2020; 16% in 2021; 11% in 2022, and 1% in 2023.

Note 4. Investment Securities

Investment securities at June 30, 2019 and 2018 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at June 30, 2019 and 2018 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2019
Certificates of deposit	$5,046,627	$—	$—	$5,046,627
Municipal bonds	636,269	1,576	(232)	637,613
2019 Total investment securities	$5,682,896	$1,576	$(232)	$5,684,240

2018
Certificates of deposit	$10,440,000	$—	$—	$10,440,000
Municipal bonds	1,085,754	635	(5,683)	1,080,706
2018 Total investment securities	$11,525,754	$635	$(5,683)	$11,520,706

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 4. Investment Securities, Continued

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At June 30, 2019, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of June 30, 2019 and 2018, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total

2019
Available-for-sale	$5,549,460	$134,780	$5,684,240
2018
Available-for-sale	$10,967,300	$553,406	$11,520,706

Note 5. Contracts in Process

Contracts in process at June 30, 2019 and 2018 are as follows:

	2019	2018
Unrecognized gross contract value	$45,552,562	$48,100,984
Costs related to contracts in process	$11,069,558	$8,880,003

Included in costs relating to contracts in process at June 30, 2019 and 2018 are costs of $2,740,804 and $1,602,827, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statements of comprehensive income until the units under contract are shipped.

Gross profit for the year ended June 30, 2019 was negatively impacted by the change in estimate on two separate contracts for the design and production of power transformers. The increase in direct costs, material and labor, approximated $1.1 million. The net increase in direct costs is attributable to in process design changes required to meet contract specifications, changes to the bill of materials and operations, and scrap and other costs incurred typically associated with first time builds.

Note 6. Property, Plant and Equipment

Property, plant and equipment at June 30, 2019 and 2018 is as follows:

	2019	2018
Land	$45,000	$45,000
Building and improvements	4,591,429	4,378,866
Machinery and equipment	11,156,006	10,877,555

Furniture and fixtures	170,120	170,120
	15,962,555	15,471,541
Accumulated depreciation	(12,137,144)	(11,712,904)
Property, plant and equipment, net	$3,825,411	$3,758,637

Machinery and equipment includes $90,344 that was not placed in service as of June 30, 2019. Depreciation expense was $540,978 and $429,679 for the years ended June 30, 2019 and 2018, respectively.

Note 7. Pension Expense

Under terms of a negotiated union contract which expires on June 30, 2022, the Company is obligated to make contributions to a union-sponsored International Brotherhood of Electrical Workers Local 1799 defined benefit pension plan (Plan identifying number is 14-6065199) covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $129,095 in fiscal year 2019 and $99,031 in fiscal year 2018. These contributions represent more than five percent of the total contributions made into the Plan. For the years beginning January 1, 2019 and 2018, the Plan was in the “green zone” which means it is neither endangered nor critical status. A Funding Improvement Plan, entered into by Plan Trustees in fiscal year 2013, when the Plan was in “critical status,” calls for an increase in contributions starting January 1, 2016 of $0.04 per hour for each year for five years thereafter. The increase did not and will not have a material impact on the Company’s financial statements.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 7. Pension Expense, Continued

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $57,581 and $52,225, for fiscal years 2019 and 2018, respectively.

Note 8. Provision for Income Taxes

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

In fiscal year 2018, the Company re-measured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and provisionally recorded an increase to the provision for income taxes of $35,200 related to the re-measurement. However, as of June 30, 2018 the impact from the Tax Act related to the re-measurement of the company’s deferred tax assets and liabilities was a $4,553 increase to the provision for income taxes. The year-end amount differed from the provisional amount booked in the second quarter due to variances in timing adjustments from those forecasted, mainly the accelerated expensing of property, plant and equipment placed in service in the third and fourth quarter.

A summary of the components of the provision for income taxes for the years ended June 30, 2019 and 2018 is as follows:

	2019	2018
Current tax expense - federal	$274,889	$880,213
Current tax expense (benefit) - state	6,010	(2,009)
Deferred tax expense	258,040	115,075
Provision for income taxes	$538,939	$993,279

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

The combined U.S. federal and state effective income tax rates of 18.7% and 24.4%, for 2019 and 2018 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2019	2018
U.S. federal statutory income tax rate	21.0%	28.1%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	0.2	(0.1)
ESOP cost versus Fair Market Value	1.3	1.1
Dividend on allocated ESOP shares	(3.0)	(2.9)
Qualified production activities	—	(2.1)
Stock-based compensation	0.2	0.1
Foreign Derived Intangible Income Deduction	(0.3)	—
Other	(0.7)	0.2
Effective tax rate	18.7%	24.4%

For the years ended June 30, 2019 and 2018 deferred income tax expense of $258,040 and $115,075, respectively, results from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2019 and 2018 are presented as follows:

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 8. Provision for Income Taxes, Continued

	2019	2018
Deferred tax assets:
Accrued expenses	$164,388	$203,150
ESOP	17,702	32,875
Stock-based compensation	56,382	51,140
Inventory - effect of uniform capitalization	64,148	53,863
Unrealized loss on investment securities	—	1,060
Other	1,437	1,437
Total deferred tax assets	$304,057	$343,525
Deferred tax liability:
Property, plant and equipment - principally due
to differences in depreciation methods	$541,150	$361,218
Prepaid expenses	39,982	—
Total deferred tax liability	$581,132	$361,218

Net deferred tax liability	$(277,075)	$(17,693)

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

As the result of the implementation of the FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. As of June 30, 2019 and 2018, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties in general and administrative expense. As of June 30, 2019 and 2018, the Company has not recorded any provision for accrued interest and penalties.

The Company is subject to taxation in the United States and various state jurisdictions. By Federal statue tax returns are subject to audit for three years from date of filing unless the return was audited within that period, in general the majority of state statues follow similar guidelines. As such the company’s tax returns for tax years ending June 30, 2019, 2018, 2017 and 2016 remain open to examination by the respective taxing authorities

Note 9. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to three domestic customers accounted for approximately 54% of total sales in fiscal year 2019. Sales to two domestic customers accounted for approximately 60% of total sales in fiscal year 2018. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 51% represented by two customers at June 30, 2019 and 61% represented by one customer at June 30, 2018.

Export sales in fiscal years 2019 and 2018 were approximately $2,638,000 and $3,112,000, respectively.

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

Note 11. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $390,369 and $387,882 for the years ended June 30, 2019 and 2018, respectively. The ESOP shares as of June 30, 2019 and 2018 were as follows:

	2019	2018
Allocated shares	454,943	459,032
Unreleased shares	14,166	29,166
Total shares held by the ESOP	469,109	488,198
Fair value of unreleased shares	$350,609	$782,524

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the twelve months ended June 30, 2019, the Company repurchased 1,810 shares previously held in the ESOP for $44,888. During the twelve months ended June 30, 2018 the Company repurchased 4,798 shares previously held by the ESOP for $109,694.

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan. Share distributions from the ESOP during the twelve months ended June 30, 2019 and 2018 totaled 17,279 shares and 8,103 shares, respectively.

Note 12. Stock-based Compensation

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 12. Stock-based Compensation, Continued

ASC 718 establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

Total stock-based compensation expense recognized in the statements of comprehensive income for the fiscal years ended June 30, 2019 and 2018, was $172,148 and $123,112, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSO”) for the fiscal years ended June 30, 2019 and 2018, was $44,780 and $32,564, respectively. The deferred tax benefit related to the NQSO’s as of June 30, 2019 and 2018 was approximately $9,404 and $6,839, respectively. The remaining stock option expense in each year related to incentive stock options (“ISO”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of June 30, 2019, there was approximately $199,969 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years, of which $52,399 relates to NQSO’s and $147,570 relates to ISO’s. The total deferred tax benefit related the NQSO’s in future years will be approximately $11,004.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"), approved by the Company's shareholders at the Company's Annual Meeting on December 1, 2017. The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 plan, of which 110,304 have been granted as of June 30, 2019. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of June 30, 2019, 154,950 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life, and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the year ended June 30, 2019 and 2018.

	2019	2018
Dividend yield	3.68%	4.54%
Expected stock price volatility	27.63%	24.07%
Risk-free interest rate	2.70%	2.04%
Expected option life (in years)	5.2 yrs	4.8 yrs
Weighted average fair value per share
of options granted during the period	$5.13	$2.95

The Company pays dividends quarterly and paid regular cash dividends totaling $1.00 per share and a special cash dividend of $1.00 for the twelve months ended June 30, 2019 and regular cash dividends totaling $1.00 for the same period in fiscal year 2018. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the twelve months ended June 30, 2019:

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 12. Stock-based Compensation, Continued

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2018	222,854	$24.29	6.26
Granted	55,589	$27.17	9.44
Exercised	(15,899)	$19.86	—
Forfeited or expired	(3,380)	$25.86	—
Outstanding at June 30, 2019	259,164	$25.16	6.37	$219,627
Vested or expected to vest at June 30, 2019	243,481	$25.18	6.20	$198,723
Exercisable at June 30, 2019	154,950	$25.42	4.66	$78,525

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on June 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2019. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the twelve months ended June 30, 2019 and 2018 was $67,328 and $26,691, respectively.

The following table summarizes changes in non-vested stock options during the twelve months ended June 30, 2019:

	Weighted
	Number of	Average
	Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-Vested at July 1, 2018	87,605	$3.65
Granted	55,589	5.13
Vested	(36,350)	4.64
Forfeited or expired	(2,630)	4.35
Non-Vested at June 30, 2019	104,214	$4.08

Note 13. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 9, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 46.2% represented by one customers at June 30, 2019 and 61% represented by one customer at June 30, 2018.

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 14. Related Parties, Continued

As to unallocated shares and allocated shares for which voting instructions have not been received from participants, the Plan provides that the Trustees are required to vote such shares in accordance with the direction of the Board of Directors of the Company under the terms of the Plan and Trust Agreement. See Note 11 for additional information regarding the ESOP.

Note 15. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2019 and 2018. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business.  While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Note 16. Stockholders' Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2019:

Stock options outstanding	259,164
Stock options available for issuance	291,976
Number of common shares reserved	551,140

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the years ended June 30:

	2019	2018
Numerator:
Net income	$2,342,694	$3,075,797
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,387,124	2,371,321
Unearned ESOP shares	(29,166)	(45,000)
Weighted average common shares issued during the period	9,708	4,685
Weighted average common shares purchased during the period	(362)	(3,075)
Weighted average ESOP shares earned during the period	5,641	5,954
Denominator for basic earnings per common shares –
Weighted average common shares	2,372,945	2,333,885
Diluted EPS:
Common shares outstanding, beginning of period	2,387,124	2,371,321
Unearned ESOP shares	(29,166)	(45,000)
Weighted average common shares issued during the period	9,708	4,685

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 16. Stockholders' Equity, Continued

Weighted average common shares purchased during the period	(362)	(3,075)
Weighted average ESOP shares earned during the period	5,641	5,954
Weighted average dilutive effect of stock options	16,283	14,422
Denominator for diluted earnings per common shares –
Weighted average common shares	2,389,228	2,348,307

Not included in this computation of earnings per share for the year ended June 30, 2019 and 2018 were options to purchase 196,039 and 2,500 shares, respectively, of the Company’s common stock. These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.

The Company paid regular cash dividends on common stock of $1.00 per share and a special cash dividend of $1.00 for the fiscal year ended June 30, 2019 and regular cash dividends on common stock of $1.00 per share in 2018. Subsequent to June 30, 2019, the Board of Directors has authorized the payment of a fiscal year 2020 first quarter regular dividend of $0.25 payable September 27, 2019 to shareholders of record on September 20, 2019. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will either maintain the amount of the regular cash dividend or declare a special dividend during any future years.

Note 17. Line of Credit

At June 30, 2019, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest payments equal to the LIBOR Daily Floating Rate plus 2.00%. Any borrowing under the line of credit will be collateralized by accounts receivable. The line will be reviewed annually in November for renewal on December 1st. All outstanding balances are payable no later than the expiration date of the agreement, unless other terms are agreed to by the lender.

Note 18. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter
Net sales	$8,337,399	$7,303,109	$9,218,141	$11,619,202
Gross profit	992,934	1,516,235	2,150,439	2,403,565
Net income	61,671	217,758	922,456	1,140,809
Net income per share -
Basic	0.03	0.09	0.39	0.48
Diluted	0.03	0.09	0.39	0.47

2018
Net sales	$7,496,423	$11,531,105	$5,663,161	$7,827,194
Gross profit	1,461,154	3,075,598	1,255,204	1,870,296
Net income	442,764	1,614,871	317,764	700,398
Net income per share -

Basic	0.19	0.69	0.14	0.30
Diluted	0.19	0.69	0.14	0.29

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2019.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on December 6, 2019) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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
September 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Patrick Enright Jr.	President and Chief Executive Officer
Patrick Enright Jr.	September 16, 2019

/s/David O’Neil	Principal Financial Officer and Executive Vice President
David O'Neil	September 16, 2019

/s/Katrina Sparano	Assistant Treasurer
Katrina Sparano	September 16, 2019

/s/Howard Pinsley	Chairman of the Board
Howard Pinsley	September 16, 2019

/s/Barry Pinsley	Director
Barry Pinsley	September 16, 2019

/s/Michael W. Wool	Director
Michael W. Wool	September 16, 2019

/s/Paul J. Corr	Director
Paul J. Corr	September 16, 2019

/s/Carl Helmetag	Director
Carl Helmetag	September 16, 2019

/s/Alvin Sabo	Director
Alvin Sabo	September 16, 2019

/s/Roger Sexauer	Director
Roger Sexauer	September 16, 2019