Form 10-Q
period 2019-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2019-11-14
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

Commission File Number I-4383

ESPEY MFG. & ELECTRONICS CORP.

(Exact name of registrant as specified in its charter)

NEW YORK	Trading Symbol	14-1387171
(State of incorporation)	ESP	(I.R.S. Employer's Identification No.)

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

☐Large accelerated filer	☐Accelerated filer
☐Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company.

☐ Yes           ☒ No

At November 13, 2019, there were 2,402,456 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

September 30, 2019 (Unaudited) and June 30, 2019

	September 30, 2019	June 30, 2019
ASSETS:
Cash and cash equivalents	$4,655,736	$1,462,761
Investment securities	5,571,744	5,684,240
Trade accounts receivable, net of allowance of $3,000	6,648,986	10,995,783
Income tax receivable	93,981	—

Inventories:
Raw materials	1,893,356	1,747,449
Work-in-process	643,664	408,130
Costs related to contracts in process	12,301,017	11,069,558
Total inventories	14,838,037	13,225,137

Prepaid expenses and other current assets	263,921	494,181
Total current assets	32,072,405	31,862,102

Property, plant and equipment, net	3,776,683	3,825,411
Total assets	$35,849,088	$35,687,513

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$2,076,454	$2,160,433
Accrued expenses:
Salaries and wages	432,524	329,890
Vacation	675,854	786,870
ESOP Payable	84,291	—
Other	84,510	109,755
Payroll and other taxes withheld	60,800	61,451
Contract liabilities	666,834	6,054
Income taxes payable	—	30,481
Total current liabilities	4,081,267	3,484,934
Deferred tax liabilities	268,439	277,075
Total liabilities	4,349,706	3,762,009
Commitments and contingencies (See Note 5)
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares
as of September 30, 2019 and June 30, 2019. Outstanding
2,402,880 and 2,401,213 as of September 30, 2019 and
June 30, 2019, respectively (includes 10,624 and 14,166
Unearned ESOP shares, respectively)	1,009,958	1,009,958
Capital in excess of par value	18,812,931	18,731,975
Accumulated other comprehensive loss	(1,102)	(1,299)
Retained earnings	19,506,648	20,022,132
	39,328,435	39,762,766
Less: Unearned ESOP shares	(204,706)	(204,706)
Cost of 626,994 and 628,661 shares of common stock
in treasury as of September 30, 2019 and June 30, 2019,
respectively	(7,624,347)	(7,632,556)
Total stockholders’ equity	31,499,382	31,925,504
Total liabilities and stockholders' equity	$35,849,088	$35,687,513

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2019 and 2018

	September 30, 2019	September 30, 2018

Net sales	$5,923,819	$8,337,399
Cost of sales	4,787,471	7,344,465
Gross profit	1,136,348	992,934

Selling, general and administrative expenses	1,084,212	1,009,544
Operating income (loss)	52,136	(16,610)

Other income:
Interest income	32,161	52,399
Other	15,328	23,671
Total other income	47,489	76,070

Income before provision (benefit) for income taxes	99,625	59,460

Provision (benefit) for income taxes	17,849	(2,211)

Net income	$81,776	$61,671

Other comprehensive income, net of tax:
Unrealized gain on investment securities	197	1,347

Total comprehensive income	$81,973	$63,018

Net income per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

Weighted average number of shares outstanding:
Basic	2,387,408	2,359,493
Diluted	2,396,256	2,382,072

Dividends per share:	$0.25	$1.25

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended September 30, 2019

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Income (Loss)	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2019	2,401,213	$1,009,958	$18,731,975	$(1,299)	$20,022,132	628,661	$(7,632,556)	$(204,706)	$31,925,504
Comprehensive income:
Net income					81,776				81,776
Other comprehensive income,
net of tax of $ 52				197					197
Total comprehensive income									81,973
Stock options exercised	2,000		33,780			(2,000)	16,500		50,280
Stock-based compensation			47,176						47,176
Dividends paid on common stock
$0.25 per share					(597,260)				(597,260)
Purchase of treasury stock	(333)					333	(8,291)		(8,291)

Balance as of September 30, 2019	2,402,880	$1,009,958	$18,812,931	$(1,102)	$19,506,648	626,994	$(7,624,347)	$(204,706)	$31,499,382

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended September 30, 2018

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Income (Loss)	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2018	2,387,124	$1,009,958	$18,201,691	$(6,349)	$22,416,400	642,750	$(7,718,835)	$(421,453)	$33,481,412
Comprehensive income:
Net income					61,671				61,671
Other comprehensive income,				1,347
net of tax of $ 358									1,347
Total comprehensive income									63,018
Stock options exercised	9,199		124,231			(9,199)	75,892		200,123
Stock-based compensation			37,371						37,371
Dividends paid on common stock
$1.25 per share					(2,995,403)				(2,995,403)

Balance as of September 30, 2018	2,396,323	$1,009,958	$18,363,293	$(5,002)	$19,482,668	633,551	$(7,642,943)	$(421,453)	$30,786,521

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2019 and 2018

	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net income	$81,776	$61,671

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation	47,176	37,371
Depreciation	142,798	122,872
ESOP compensation expense	87,833	101,361
Deferred income tax (benefit) expense	(8,688)	45,763
Changes in assets and liabilities:
Decrease (increase) in trade receivable, net	4,346,797	(1,417,803)
Increase in income taxes receivable	(93,981)	(127,222)
Increase in inventories, net	(1,612,900)	(2,354,298)
Decrease in prepaid expenses and other current assets	230,260	1,014,850
(Decrease) increase in accounts payable	(83,979)	758,776
Increase in accrued salaries and wages	102,634	58,419
(Decrease) increase in vacation accrual	(111,016)	3,385
Decrease in ESOP payable	(3,542)	—
(Decrease) increase in other accrued expenses	(25,245)	54,054
(Decrease) increase in payroll and other taxes withheld	(651)	15,131
Increase in contract liabilities	660,780	—
Decrease in income taxes payable	(30,481)	—
Net cash provided by (used in) operating activities	3,729,571	(1,625,670)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(94,070)	(611,995)
Purchase of investment securities	(2,468,751)	(2,577,706)
Proceeds from sale/maturity of investment securities	2,581,496	6,654,073
Net cash provided by investing activities	18,675	3,464,372

Cash Flows from Financing Activities:
Dividends on common stock	(597,260)	—
Purchase of treasury stock	(8,291)	—
Proceeds from exercise of stock options	50,280	200,123
Net cash (used in) provided by financing activities	(555,271)	200,123

Increase in cash and cash equivalents	3,192,975	2,038,825
Cash and cash equivalents, beginning of period	1,462,761	4,298,796
Cash and cash equivalents, end of period	$4,655,736	$6,337,621

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$151,000	$80,000

Supplemental Schedule of Non-cash Financing Activities
Accrual of dividends	$—	$2,995,403

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Specific to inventories, including work-in-process and contracts in process, management evaluates, quarterly, those estimates used in determining the cost to complete for each contract on Espey Mfg. & Electronics Corp. (the Company’s) sales backlog. The change in estimates may affect the reported amount of inventories and gross profit in the current or a future period. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2019. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2019 and June 30, 2019 because of the immediate or short-term maturity of these financial instruments.

Investment securities at September 30, 2019 and June 30, 2019 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at September 30, 2019 and June 30, 2019 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2019
Certificates of deposit	$5,081,627	$—	$—	$5,081,627
Municipal bonds	488,523	1,631	(37)	490,117
Total investment securities	$5,570,150	$1,631	$(37)	$5,571,744
June 30, 2019
Certificates of deposit	$5,046,627	$—	$—	$5,046,627
Municipal bonds	636,269	1,576	(232)	637,613
Total investment securities	$5,682,896	$1,576	$(232)	$5,684,240

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At September 30, 2019, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of September 30, 2019 and June 30, 2019, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
September 30, 2019
Available-for-sale	$5,487,993	$83,751	$5,571,744

June 30, 2019
Available-for-sale	$5,549,460	$134,780	$5,684,240

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 190,639 and 25,400 shares of our common stock for the three months ended September 30, 2019 and 2018, respectively, as the effect of including them would be anti-dilutive. As unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended September 30, 2019 and 2018 was $47,176 and $37,371, respectively, before income taxes. The related total deferred tax benefits were $2,578 and $2,034 for the same periods.

As of September 30, 2019, there was $152,793 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.50 years. The total deferred tax benefit related to these awards is expected to be $8,426.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan, of which 110,304 have been granted as of September 30, 2019. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of September 30, 2019, 152,550 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

Index

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the three months ended September 30, 2018. There were no options awarded for the three months ended September 30, 2019.

September 30, 2018

Dividend yield	3.89%
Company’s expected volatility	25.89%
Risk-free interest rate	2.75%
Expected term	5.1 yrs
Weighted average fair value per share
of options granted during the period	$4.405

The Company declares regular dividends quarterly and declared and paid a first quarter regular cash dividends of $0.25 per share for the three months ended September 30, 2019. The company declared a regular cash dividends of $0.25 per share and a special cash dividend of $1.00 per share for the three months ended September 30, 2018. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the three months ended September 30, 2019:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2019	259,164	$25.16	6.37
Granted	—	—	—
Exercised	(2,000)	$25.14	—
Forfeited or expired	(6,650)	$24.48	—
Outstanding at September 30, 2019	250,514	$25.18	6.08	$149,376
Vested or expected to vest at September 30, 2019	235,984	$25.20	5.93	$136,856
Exercisable at September 30, 2019	152,550	$25.43	4.43	$63,280

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on September 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2019. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the three months ended September 30, 2019 and 2018 were $263 and $64,420, respectively.

The following table summarizes changes in non-vested stock options during the three months ended September 30, 2019:

	Number	Weighted Average
	of Shares	Grant Date Fair
	Subject to Option	Value (per Option)
Non-vested at July 1, 2019	104,214	$4.077
Granted	—	—
Vested	—	—
Forfeited or expired	(6,250)	$3.918
Non-vested at September 30, 2019	97,964	$4.088

Index

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2019 and June 30, 2019. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Note 6. Revenue

Effective July 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers”, which requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues.  Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services. We adopted ASC 606 using the modified retrospective method, which means, using the allowed practical expedient, we applied the new standard to open contracts at June 30, 2018.  We reviewed remaining obligations as of the effective date and determined no adjustment was required to the opening balance of retained earnings.  Under the modified retrospective method, prior period revenue is not restated for comparative periods.  As a result of the adoption, we reclassified customer advance payments from inventory to contract liabilities.  Contract liabilities were $666,834 and $6,054 as of September 30, 2019 and June 30, 2019, respectively.  The increase in contract liabilities is primarily due to cash collected from a progress payment related to a specific contract. The company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

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

Total revenue recognized for the three months ended September 30, 2019 based on units delivered was $5,118,314 compared to $6,852,770 for the same period in fiscal year 2019.  Total revenue recognized for the three months ended September 30, 2019 based on milestones achieved was $805,505 compared to $1,484,629 for the same periods in fiscal year 2019.

The company offers a standard one-year product warranty. Product warranties offered by the company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of September 30, 2019.  Our payment terms are generally 30-60 days.

The company’s backlog at September 30, 2019 totaling $46.6 million is expected, based on contractual due dates, to be recognized in the following fiscal years: 63% in 2020; 23% in 2021; 12% in 2022, and 2% thereafter.

Index

Note 7. Recently Issued Accounting Standards

Recent Accounting Pronouncements Adopted

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. Under current accounting guidance, the income tax effects for changes in income tax rates and certain other transactions are recognized in income from continuing operations resulting in income tax effects recognized in Accumulated Other Comprehensive Income that do not reflect the current tax rate of the entity (“stranded tax effects”). The new guidance allows the Company the option to reclassify these stranded tax effects to retained earnings that relate to the change in the federal tax rate resulting from the passage of the Tax Cuts and Jobs Act (the “Tax Act”). This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. The adoption did not have a material effect on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and statement of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $87,833 and $101,361 for the three-month periods ended September 30, 2019 and 2018, respectively.

The ESOP shares as of September 30, 2019 and 2018 were as follows:

	September 30, 2019	September 30, 2018
Allocated shares	454,610	459,032
Committed-to-be-released shares	3,542	3,750
Unreleased shares	10,624	25,416

Total shares held by the ESOP	468,776	488,198

Fair value of unreleased shares	$252,001	$759,684

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three months ended September 30, 2019 the Company repurchased 333 shares previously held by the ESOP for $8,291. During the three months ended September 30, 2018 the Company did not repurchase any shares held in the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan.  There were no share distributions from the ESOP during the three months ended September 30, 2019 and 2018.

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

Our business is not seasonal. However, the concentration of our business in the rail industry, and in equipment for military applications and industrial applications, and our customer concentrations expose us to on-going associated risks. These risks include, without limitation, fluctuating requirements for power supplies in the rail industry, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, the potential of governmental termination of orders for convenience, and the general strength of the industry sectors in which our customers transact business.

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

Index

The total backlog at September 30, 2019 was approximately $46.6 million, which included $29.5 million from five significant customers, compared to $46.7 million at September 30, 2018, which included $23.0 million from three significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at September 30, 2019 is approximately $43.9 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at September 30, 2019 is approximately $2.7 million and represents a firm multi-year order for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at September 30, 2018 was $3.1 million, comprised of the same multi-year order from a single customer.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  We continue to experience technical and schedule delays with our major development programs. However, these delays are being resolved as they arise and we do not expect any negative impact on our customer order fulfillment projections for fiscal year 2020. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $5.6 million.

Management expects revenues in fiscal year 2020 to approximate revenues during fiscal year 2019 and expects the gross profit margin to be higher in fiscal year 2020 than the gross profit margin during fiscal year 2019. This expectation is driven primarily by orders already in our backlog that will be shipped in fiscal year 2020 with lower anticipated aggregate production costs than with the product mix shipped during fiscal 2019. As factors such as engineering delays, competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

New orders received in the first three months of fiscal year 2020 were approximately $7.0 million as compared to $6.9 million of new orders received in the first three months of fiscal 2019. It is presently anticipated that a minimum of $29.2 million of orders comprising the September 30, 2019 backlog will be filled during the fiscal year ending June 30, 2020. The minimum of $29.2 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2020. The estimate of the September 30, 2019 backlog to be shipped in fiscal year 2020 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $55 million in the aggregate as of November 5, 2019 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to three significant customers represented 56.7% of the Company’s total sales for the three-month period ended September 30, 2019. Net sales to two significant customers represented 62.5% of the Company’s total sales for the three-month period ended September 30, 2018. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.

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

The estimation of total cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract.  Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of expected sales and contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation process.  When a change in expected sales value or estimated cost is determined, the change is reflected in current period earnings.

Index

Contract Liabilities

Contract liabilities include advance payments and billings in excess of revenue recognized.

Results of Operations

Net sales decreased for the three months ended September 30, 2019 to $5,923,819 as compared to $8,337,399 for the same period in 2018. The decrease in net sales is primarily due to a decrease in build to print sales.

Our ability to ship product or to meet contractual milestones continues to be constrained by engineering design changes required to meet customer requirements, certain supplier product non-conformances and an increase in lead times for many parts, including certain electronic components due to industry shortages and volatility within the power electronics industry. We are currently working closely with our customers and suppliers to execute on our past due deliveries and we do not expect this situation to impact future business.

Gross profits for the three months ended September 30, 2019 and 2018 were $1,136,348 and $992,934, respectively. Gross profit as a percentage of sales was 19.2% and 11.9%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The gross profit percentage increased in the three months ended September 30, 2019 as compared to the same period in 2018 primarily due to the decrease in incurred spending related to a specific engineering design contract when compared to the same period in 2018.

Selling, general and administrative expenses were $1,084,212 for the three months ended September 30, 2019; an increase of $74,668, compared to the three months ended September 30, 2018. The increase for the three months ended September 30, 2019 as compared to the same period in fiscal year 2019 relates primarily to the increase in expenditures for conferences and training, travel and board of director’s fees.

Other income for the three months ended September 30, 2019 and 2018 was $47,489 and $76,070, respectively. The decrease for the three months ended is primarily due to the reduction in investment securities offset, in part, by the gradual increase in the current yield percentages earned on the investment securities. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

The Company’s effective tax rate for the three months ended September 30, 2019, was an expense of 17.9%, compared to a benefit of 3.7% for the three months ended September 30, 2018. The effective tax rate in fiscal 2020 is less than the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares. The effective tax rate in fiscal 2019 is less than the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares. For the quarter ended September 30, 2018, the Company reported a benefit for income taxes resulting from a tax adjustment related to the exercise of stock options during the quarter.

Net income for the three months ended September 30, 2019, was $81,776 or $0.03 per share, basic and diluted, compared to $61,671 or $0.03 per share, basic and diluted, for the three months ended September 30, 2018. The increase in net income in the current quarter resulted from the increase in the gross profit percentage primarily attributable to the decrease in incurred spending related to a specific engineering design contract, offset in part, by a decrease in sales. In addition, the increase in net income in the current quarter was reduced by an increase in incurred selling, general, and administrative expenditures, lower other income and an increase in the provision for income taxes when compared to the same periods in 2018, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2019 and 2018. The line of credit is reviewed annually in November for renewal by December 1st.

Index

The Company's working capital as of September 30, 2019 and 2018 was approximately $28.0 million and $26.6 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three months ended September 30, 2019, the Company repurchased 333 shares previously held in the ESOP for $8,291. During the three months ended September 30, 2018, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of September 30, 2019, management is authorized to purchase an additional $823,118 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Three months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$3,729,571	$(1,625,670)
Net cash provided by investing activities	18,675	3,464,372
Net cash (used in) provided by financing activities	(555,271)	200,123

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to a decrease in accounts receivable, inventory and prepaid and other expenses and an increase in contract liabilities offset, in part, by a decrease in accounts payable. Net cash provided by investing activities decreased in the three months ended September 30, 2019 as compared to the same period in 2018 is primarily due to the reinvestment of maturing investments when compared to the same period in 2018, offset in part, by decrease in spending for the purchase of property, plant and equipment. The increase in cash used in financing activities in the current period is primarily related to the cash expended for the regular dividend totaling $0.25 per share declared and paid in the first quarter of fiscal 2020 and the decrease in proceeds from the exercise of stock options during the current fiscal year. In the first quarter of fiscal 2019, the regular dividend and a special dividend approximating $3 million in total was declared but not paid to shareholders until the second quarter of the fiscal year.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2019 and 2018, the Company expended $94,070 and $611,995, respectively, for plant improvements and new equipment. The Company has budgeted approximately $300,000 for new equipment and plant improvements in fiscal year 2020. Management anticipates that the funds required will be available from current operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold - None
(c)	Securities Repurchased

Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
July 1 – July 31, 2019	--	--	--	$831,409
August 1 – August 31, 2019	--	--	--	$831,409
September 1 – September 30, 2019	333	24.09	333	$823,118

(1)	Pursuant to a prior Board of Directors authorization, as of September 30, 2019 the Company can repurchase up to $823,118 of its common stock pursuant to an ongoing plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 14, 2019