Form 10-Q
period 2019-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2020-02-13
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

☐Large accelerated filer	☐Non-accelerated filer
☐ Accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company.

☐ Yes            ☒ No

At February 12, 2020, there were 2,401,033 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2019 (Unaudited) and June 30, 2019

	December 31, 2019	June 30, 2019
ASSETS:
Cash and cash equivalents	$6,110,846	$1,462,761
Investment securities	5,667,851	5,684,240
Trade accounts receivable, net of allowance of $3,000	4,421,611	10,995,783
Income tax receivable	43,903	—

Inventories:
Raw materials	2,006,733	1,747,449
Work-in-process	680,322	408,130
Costs related to contracts in process	12,901,196	11,069,558
Total inventories	15,588,251	13,225,137

Prepaid expenses and other current assets	1,006,848	494,181
Total current assets	32,839,310	31,862,102

Property, plant and equipment, net	3,716,688	3,825,411
Total assets	$36,555,998	$35,687,513

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$1,913,449	$2,160,433
Accrued expenses:
Salaries and wages	384,139	329,890
Vacation	714,709	786,870
ESOP Payable	158,736	—
Other	185,756	109,755
Payroll and other taxes withheld	510	61,451
Contract liabilities	1,803,340	6,054
Income taxes payable	—	30,481
Total current liabilities	5,160,639	3,484,934
Deferred tax liabilities	258,472	277,075
Total liabilities	5,419,111	3,762,009
Commitments and contingencies (See Note 5)
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares
as of December 31, 2019 and June 30, 2019. Outstanding
2,401,033 and 2,401,213 as of December 31, 2019 and
June 30, 2019, respectively (includes 7,083 and 14,166
Unearned ESOP shares, respectively)	1,009,958	1,009,958
Capital in excess of par value	18,858,202	18,731,975
Accumulated other comprehensive loss	(1,457)	(1,299)
Retained earnings	19,138,895	20,022,132
	39,005,598	39,762,766
Less: Unearned ESOP shares	(204,706)	(204,706)
Cost of 628,841 and 628,661 shares of common stock
in treasury as of December 31, 2019 and June 30, 2019,
respectively	(7,664,005)	(7,632,556)
Total stockholders’ equity	31,136,887	31,925,504
Total liabilities and stockholders' equity	$36,555,998	$35,687,513

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended December 31, 2019 and 2018

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Net sales	$7,286,674	$7,303,109	$13,210,493	$15,640,508
Cost of sales	5,806,526	5,786,874	10,593,997	13,131,339
Gross profit	1,480,148	1,516,235	2,616,496	2,509,169

Selling, general and administrative expenses	1,249,742	1,295,687	2,333,954	2,305,231
Operating income	230,406	220,548	282,542	203,938

Other income
Interest income	33,915	42,376	66,076	94,775
Other	4,849	10,985	20,177	34,657
Total other income	38,764	53,361	86,253	129,432

Income before provision for income taxes	269,170	273,909	368,795	333,370

Provision for income taxes	40,206	56,151	58,055	53,940

Net income	$228,964	$217,758	$310,740	$279,430

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	(355)	907	(158)	2,254

Total comprehensive income	$228,609	$218,665	$310,582	$281,684

Net income per share:

Basic	$0.10	$0.09	$0.13	$0.12
Diluted	$0.10	$0.09	$0.13	$0.12

Weighted average number of shares outstanding:

Basic	2,391,643	2,370,948	2,389,526	2,365,220
Diluted	2,395,020	2,393,933	2,395,638	2,388,002

Dividends per share:	$0.25	$0.25	$0.50	$1.50

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended December 31, 2019

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Loss	Earnings	Shares	Amount	Shares	Equity
Balance as of September 30, 2019	2,402,880	$1,009,958	$18,812,931	$(1,102)	$19,506,648	626,994	$(7,624,347)	$(204,706)	$31,499,382

Comprehensive income:

Net income					228,964				228,964

Other comprehensive loss,
net of tax of $ (94)				(355)					(355)

Total comprehensive income									228,609

Stock-based compensation			45,271						45,271

Dividends paid on common stock
$0.25 per share					(596,717)				(596,717)

Purchase of treasury stock	(1,847)					1,847	(39,658)		(39,658)

Balance as of December 31, 2019	2,401,033	$1,009,958	$18,858,202	$(1,457)	$19,138,895	628,841	$(7,664,005)	$(204,706)	$31,136,887

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Six Months Ended December 31, 2019

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Loss	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2019	2,401,213	$1,009,958	$18,731,975	$(1,299)	$20,022,132	628,661	$(7,632,556)	$(204,706)	$31,925,504

Comprehensive income:

Net income					310,740				310,740

Other comprehensive loss,
net of tax of $ (42)				(158)					(158)

Total comprehensive income									310,582

Stock options exercised	2,000		33,780			(2,000)	16,500		50,280

Stock-based compensation			92,447						92,447

Dividends paid on common stock
$0.50 per share					(1,193,977)				(1,193,977)

Purchase of Treasury Stock	(2,180)					2,180	(47,949)		(47,949)

Balance as of December 31, 2019	2,401,033	$1,009,958	$18,858,202	$(1,457)	$19,138,895	628,841	$(7,664,005)	$(204,706)	$31,136,887

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended December 31, 2018

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Income (Loss)	Earnings	Shares	Amount	Shares	Equity
Balance as of September 30, 2018	2,396,323	$1,009,958	$18,363,293	$(5,002)	$19,482,668	633,551	$(7,642,943)	$(421,453)	$30,786,521

Comprehensive income:

Net income					217,758				217,758

Other comprehensive income,
net of tax of $ 241				907					907

Total comprehensive income									218,665

Stock-based compensation			40,505						40,505

Dividends paid on common stock
$0.25 per share					(555,331)				(555,331)

Balance as of December 31, 2018	2,396,323	$1,009,958	$18,403,798	$(4,095)	$19,145,095	633,551	$(7,642,943)	$(421,453)	$30,490,360

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Six Months Ended December 31, 2018

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Income (Loss)	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2018	2,387,124	$1,009,958	$18,201,691	$(6,349)	$22,416,400	642,750	$(7,718,835)	$(421,453)	$33,481,412

Comprehensive income:

Net income					279,430				279,430

Other comprehensive income,
net of tax of $ 599				2,254					2,254

Total comprehensive income									281,684

Stock options exercised	9,199		124,231			(9,199)	75,892		200,123

Stock-based compensation			77,876						77,876

Dividends paid on common stock
$1.50 per share					(3,550,735)				(3,550,735)

Balance as of December 31, 2018	2,396,323	$1,009,958	$18,403,798	(4,095)	$19,145,095	633,551	$(7,642,943)	$(421,453)	$30,490,360

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities:
Net income	$310,740	$279,430

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Bad debt expense	—	69,010
Stock-based compensation	92,447	77,876
Depreciation	286,549	256,186
ESOP compensation expense	165,820	203,809
Deferred income tax (benefit) expense	(18,561)	91,220
Changes in assets and liabilities:
Decrease (increase) in trade receivable, net	6,574,172	(1,339,155)
Increase in income taxes receivable	(43,903)	(116,081)
Increase in inventories, net	(2,363,114)	(4,326,042)
(Increase) decrease in prepaid expenses and other current assets	(512,667)	1,122,186
(Decrease) increase in accounts payable	(246,984)	784,204
Increase (decrease) in accrued salaries and wages	54,249	(35,294)
(Decrease) increase in vacation accrual	(72,161)	8,079
Decrease in ESOP payable	(7,084)	(43,749)
Increase in other accrued expenses	76,001	48,208
(Decrease) increase in payroll and other taxes withheld	(60,941)	1,372
Increase (decrease) in contract liabilities	1,797,286	(96,870)
Decrease in income tax payable	(30,481)	—
Net cash provided by (used in) operating activities	6,001,368	(3,015,611)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(177,826)	(354,933)
Purchase of investment securities	(6,063,558)	(3,103,004)
Proceeds from sale/maturity of investment securities	6,079,747	8,837,220
Net cash (used in) provided by investing activities	(161,637)	5,379,283

Cash Flows from Financing Activities:
Dividends on common stock	(1,193,977)	(3,550,735)
Purchase of treasury stock	(47,949)	—
Proceeds from exercise of stock options	50,280	200,123
Net cash used in financing activities	(1,191,646)	(3,350,612)

Increase (decrease) in cash and cash equivalents	4,648,085	(986,940)
Cash and cash equivalents, beginning of period	1,462,761	4,298,796
Cash and cash equivalents, end of period	$6,110,846	$3,311,856

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$151,000	$80,000

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Specific to inventories, including work-in-process and contracts in process, management evaluates, quarterly, those estimates used in determining the cost to complete for each contract on Espey Mfg. & Electronics Corp. (the Company's) sales backlog. The change in estimates may affect the reported amount of inventories and gross profit in the current or a future period. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2019. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2019 and June 30, 2019 because of the immediate or short-term maturity of these financial instruments.

Investment securities at December 31, 2019 and June 30, 2019 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at December 31, 2019 and June 30, 2019 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019
Certificates of deposit	$5,034,847	$	$	$5,034,847
Municipal bonds	631,860	1,449	(305)	633,004
Total investment securities	$5,666,707	$1,449	$(305)	$5,667,851
June 30, 2019
Certificates of deposit	$5,046,627	$—	$—	$5,046,627
Municipal bonds	636,269	1,576	(232)	637,613
Total investment securities	$5,682,896	$1,576	$(232)	$5,684,240

Index

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At December 31, 2019, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of December 31, 2019 and June 30, 2019, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
December 31, 2019
Available-for-sale	$5,512,298	$155,553	$5,667,851

June 30, 2019
Available-for-sale	$5,549,460	$134,780	$5,684,240

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 184,342 and 2,500 shares of our common stock for the three and six months ended December 31, 2019 and 2018, respectively, as the effect of including them would be anti-dilutive. As unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended December 31, 2019 and 2018 was $45,271 and $40,504, respectively, before income taxes. The related total deferred tax benefits were $2,483 and $2,246 for the same periods. Total stock-based compensation expense recognized in the statements of comprehensive income for the six-month periods ended December 31, 2019 and 2018, was $92,447 and $77,876, respectively, before income taxes. The related total deferred tax benefits were $5,061 and $4,280 for the same periods.

As of December 31, 2019, there was $244,525 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years. The total deferred tax benefit related to these awards is expected to be $14,059.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan, of which 164,329 have been granted as of December 31, 2019. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of December 31, 2019, 146,550 options were outstanding under such plan of which all are vested and exercisable.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the six months ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018

Dividend yield	4.88%	3.68%
Company’s expected volatility	27.81%	27.63%
Risk-free interest rate	1.67%	2.70%
Expected term	5.3 yrs	5.2 yrs
Weighted average fair value per share
of options granted during the period	$3.03	$5.14

The Company declares regular dividends quarterly and declared and paid a regular cash dividends of $0.50 per share for the six months ended December 31, 2019. The Company declared regular cash dividends of $0.50 per share and a special cash dividend of $1.00 per share for the six months ended December 31, 2018. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2019:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2019	259,164	$25.16	6.37
Granted	54,025	$20.50	9.94
Exercised	(2,000)	$25.14	—
Forfeited or expired	(15,602)	$25.59	—
Outstanding at December 31, 2019	295,587	$24.28	6.56	$93,028
Vested or expected to vest at December 31, 2019	278,798	$24.32	6.38	$83,334
Exercisable at December 31, 2019	189,770	$24.56	4.95	$33,600

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on December 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2019. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the six months ended December 31, 2019 and 2018 were $263 and $64,420, respectively.

Index

The following table summarizes changes in non-vested stock options during the six months ended December 31, 2019:

	Weighted Number	Average
	of Shares	Grant Date
	Subject to Option	Fair Value (per Option)
Non-vested at July 1, 2019	104,214	$4.077
Granted	54,025	$3.030
Vested	(43,220)	$2.790
Forfeited or expired	(9,202)	$4.194
Non-vested at December 31, 2019	105,817	$4.058

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2019 and June 30, 2019. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Note 6. Revenue

Effective July 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers”, which requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues.  Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services. We adopted ASC 606 using the modified retrospective method, which means, using the allowed practical expedient, we applied the new standard to open contracts at June 30, 2018.  We reviewed remaining obligations as of the effective date and determined no adjustment was required to the opening balance of retained earnings.  Under the modified retrospective method, prior period revenue is not restated for comparative periods.  As a result of the adoption, we reclassified customer advance payments from inventory to contract liabilities.  Contract liabilities were $1,803,340 and $6,054 as of December 31, 2019 and June 30, 2019, respectively.  The increase in contract liabilities is primarily due to cash collected from progress payments related to specific contracts. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

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

Index

Total revenue recognized for the three and six months ended December 31, 2019 based on units delivered totaled $5,702,565 and $10,820,879, respectively, compared to $6,020,415 and $12,873,185 for the same periods in fiscal year 2019.  Total revenue recognized for the three and six months ended December 31, 2019 based on milestones achieved totaled $1,584,109 and $2,389,614, respectively, compared to $1,282,694 and $2,767,323 for the same periods in fiscal year 2019.

The Company offers a standard one-year product warranty. Product warranties offered by the company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of December 31, 2019.  Our payment terms are generally 30-60 days.

The Company’s backlog at December 31, 2019 totaling $58.4 million is expected to be recognized in the following fiscal years: 40% in 2020; 34% in 2021; 19% in 2022, and 7% thereafter.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued guidance (ASU 2019-12) intended to simplify the accounting for income taxes. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 (the Company’s fiscal 2021), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s disclosures.

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

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $77,987 and $102,448 for the three-month periods ended December 31, 2019 and 2018, respectively. ESOP compensation expense was $165,820 and $203,809 for the six-month periods ended December 31, 2019 and 2018, respectively.

Index

The ESOP shares as of December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Allocated shares	452,763	441,753
Committed-to-be-released shares	7,083	7,500
Unreleased shares	7,083	21,666

Total shares held by the ESOP	466,929	470,919

Fair value of unreleased shares	$152,993	$539,917

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three and six months ended December 31, 2019 the Company repurchased 1,847 and 2,180 shares previously held by the ESOP for $39,658 and $47,949, respectively. During the three and six months ended December 31, 2018 the Company did not repurchase any shares held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan.  Share distributions from the ESOP during the six months ended December 31, 2019 and 2018 totaled 2,180 and 17,279, respectively.

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

Index

The total backlog at December 31, 2019 was approximately $58.4 million, which included $30 million from four significant customers, compared to $45.8 million at December 31, 2018, which included $24.0 million from three significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at December 31, 2019 is approximately $55.7 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at December 31, 2019 is approximately $2.7 million and represents a firm multi-year order for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at December 31, 2018 was $2.9 million, comprised of the same multi-year order from a single customer. As of January 31, 2020, the customer has funded an additional $1.5 million of their unfunded balance at December 31, 2019.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  We continue to experience technical and schedule delays with our major development programs. However, these delays are being resolved as they arise and we do not expect any negative impact on our customer order fulfillment projections for fiscal year 2020. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $5 million.

Management continues to expect revenues in fiscal year 2020 to approximate revenues during fiscal year 2019. However, based on updated forecasts of the product mix for the expected shipments during the second half of the year and the incurrance of higher than expected job costs realized through the second quarter of fiscal 2020, primarily on engineering design contracts, we now believe the gross profit margin will approximate results reported in fiscal year 2019. As factors such as engineering delays, competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

New orders received in the first six months of fiscal year 2020 were $26 million as compared to approximately $13.4 million of new orders received in the first six months of fiscal 2019. It is presently anticipated that a minimum of $23.3 million of orders comprising the December 31, 2019 backlog will be filled during the fiscal year ending June 30, 2020. The minimum of $23.3 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2020. The estimate of the December 31, 2019 backlog to be shipped in fiscal year 2020 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $85.6 million in the aggregate as of February 5, 2020 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to three significant customers represented 42% of the Company’s total sales for the three-month period ended December 31, 2019. Net sales to two significant customers represented 49.4% of the Company’s total sales for the three-month period ended December 31, 2018. Net sales to one significant customer represented 25.2% of the Company’s total sales for the six-month period ended December 31, 2019. Net sales to two significant customers represented 54.4% of the Company’s total sales for the six-month period ended December 31, 2018. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.

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

Index

Results of Operations

Net sales decreased for the three months ended December 31, 2019 to $7,286,674 as compared to $7,303,109 for the same period in 2018. Net sales for the six months ended December 31, 2019 decreased to $13,210,493 as compared to $15,640,508 for the same period in 2018. For the three months ended December 31, 2019, sales declined slightly due to a decline in power supplies offset, in part, by an increase in magnetic shipments. For the six months ended December 31, 2019, the decrease in net sales is primarily due to a decrease in build to print and power supply sales offset, in part, by an increase in magnetic shipments.

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

Gross profits for the three months ended December 31, 2019 and 2018 were $1,480,148 and $1,516,235, respectively. Gross profit as a percentage of sales was 20.3% and 20.8%, for the same periods, respectively. For the six months ended December 31, 2019 and 2018, gross profits were $2,616,496 and $2,509,169, respectively. Gross profit as a percentage of sales was 19.8% and 16.0%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

The gross profit percentage decreased in the three months ended December 31, 2019 as compared to the same period in 2018 primarily resulting from product mix offset, in part, by an improved gross profit percentage related to a specific engineering design contract when compared to the same period in 2018. This improvement resulted from reduced spending on the program and from additional anticipated funding for required testing. The gross profit percentage increased in the six months ended December 31, 2019 compared to the same period in 2018 resulting primarily from an improved gross profit percentage on a specific engineering design contract when compared to the same period in 2018, resulting from reduced spending on the program and from additional anticipated funding for required testing. The gross profit percentage improvement was offset, in part, by a reduction resulting from product mix and when compared to the same period in 2018.

Selling, general and administrative expenses were $1,249,742 for the three months ended December 31, 2019, a decrease of $45,945, compared to the three months ended December 31, 2018. Selling, general and administrative expenses were $2,333,954 for the six months ended December 31, 2019, an increase of $28,723 compared to the six months ended December 31, 2018. The decrease for the three months ended December 31, 2019 as compared to the same period in 2018 relates primarily to the decrease in bad debt expense resulting from an expense taken in the prior fiscal year related to a specific customer account, a decrease in professional services, and the decrease in expenditures for conferences and training. These decreases were offset, in part, by an increase in employee compensation costs, an increase in travel and entertainment incurred, and an increase in costs associated with Director fees. The increase for the six months ended December 31, 2019 as compared to the same period in 2018 relates primarily to an increase in compensation costs, and increase in travel and entertainment costs, and the cost associated with Director fees offset, in part by the decrease in bad debt expense, conferences and training and professional services.

Other income for the three months ended December 31, 2019 and 2018 was $38,764 and $53,361, respectively. Other income for the six months ended December 31, 2019 and 2018 was $86,253 and $129,432, respectively. The decrease for the three and six months ended is primarily due to the reduction in investment securities offset, in part, by the gradual increase in the current yield percentages earned on the investment securities. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

Index

The Company’s effective tax rates for the three and six months ended December 31, 2019, were 14.9% and 15.7%, respectively, compared to 20.5% and 16.2% for the three and six months ended December 31, 2018, respectively. The effective tax rate in fiscal 2020 and 2019 is less than the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended December 31, 2019, was $228,964 or $0.10 per share, basic and diluted, compared to $217,758 or $0.09 per share, basic and diluted, for the three months ended December 31, 2018. Net income for the six months ended December 31, 2019, was $310,740 or $0.13 per share, basic and diluted, compared to $279,430 or $0.12 per share, basic and diluted, for the six months ended December 31, 2018. The increase in net income in the current quarter resulted from the decrease in selling, general and administrative expenses and the benefit incurred from a lower effective tax rate offset, in part, by a decrease in gross profit and other income, all discussed above. The increase in net income in the six months ended December 31, 2019 compared to the same period in 2018 is primarily attributable to an increase in gross profit and the benefit derived from the decrease in the effective tax rate offset, in part, by an increase in selling, general and administrative expenses and a decrease in other income, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2019 and 2018. The line of credit is reviewed annually in November for renewal by December 1st.

The Company's working capital as of December 31, 2019 and 2018 was approximately $27.7 million and $26.7 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three and six months ended December 31, 2019 the Company repurchased 1,847 and 2,180 shares previously held by the ESOP for $39,658 and $47,949, respectively. During the three and six months ended December 31, 2018 the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of December 31, 2019, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Six months Ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$6,001,368	$(3,015,611)
Net cash (used in) provided by investing activities	(161,637)	5,379,283
Net cash used in financing activities	(1,191,646)	(3,350,612)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to the collection of trade receivables, the reduction in inventory purchases and the increase in contract liabilities for the collection of customer advances offset, in part, by a decrease in accounts payable and an increase prepaids and other current assets. Net cash provided by investing activities decreased in the six months ended December 31, 2019 as compared to the same period in 2018 primarily due to the reinvestment of maturing investments when compared to the same period in 2018. In the prior period, cash received from maturing investments was used, in part, for the payment of the special dividend. The decrease in cash used in financing activities in the current period when compared to the prior period is primarily due to the fact that a special dividend totaling $1.00 per share was declared and paid in the prior period.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

Index

During the six months ended December 31, 2019 and 2018, the Company expended $177,826 and $354,933, respectively, for plant improvements and new equipment. The Company has budgeted approximately $300,000 for new equipment and plant improvements in fiscal year 2020. Management anticipates that the funds required will be available from current operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold - None
(c)	Securities Repurchased

Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
October 1 – October 31, 2019	424	24.90	424	$812,561
November 1 – November 30, 2019	—	—	—	$812,561
December 1 – December 31, 2019	1,423	20.45	1,423	$783,460

(1)	Pursuant to a prior Board of Directors authorization, as of December 31, 2019 the Company can repurchase up to $783,460 of its common stock pursuant to an ongoing plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: February 13, 2020