Form 10-Q
period 2020-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2020-05-14
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

☐ Yes            ☒ No

At May 14, 2020, there were 2,402,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2020 (Unaudited) and June 30, 2019

	March 31, 2020	June 30, 2019
ASSETS:
Cash and cash equivalents	$4,390,559	$1,462,761
Investment securities	5,723,214	5,684,240
Trade accounts receivable, net of allowance of $3,000	5,107,139	10,995,783
Income tax receivable	79,469	—

Inventories:
Raw materials	2,113,130	1,747,449
Work-in-process	796,825	408,130
Costs related to contracts in process	14,186,291	11,069,558
Total inventories	17,096,246	13,225,137

Prepaid expenses and other current assets	758,641	494,181
Total current assets	33,155,268	31,862,102

Property, plant and equipment, net	3,602,638	3,825,411
Total assets	$36,757,906	$35,687,513

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$1,536,083	$2,160,433
Accrued expenses:
Salaries and wages	392,413	329,890
Vacation	785,806	786,870
ESOP payable	228,436	—
Other	191,606	109,755
Payroll and other taxes withheld	60,128	61,451
Contract liabilities	2,791,775	6,054
Income taxes payable	—	30,481
Total current liabilities	5,986,247	3,484,934
Deferred tax liabilities	254,801	277,075
Total liabilities	6,241,048	3,762,009
Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares
as of March 31, 2020 and June 30, 2019. Outstanding
2,402,633 and 2,401,213 as of March 31, 2020 and
June 30, 2019, respectively (includes 3,541 and 14,166
Unearned ESOP shares, respectively)	1,009,958	1,009,958
Capital in excess of par value	18,924,725	18,731,975
Accumulated other comprehensive loss	(327)	(1,299)
Retained earnings	18,438,013	20,022,132
	38,372,369	39,762,766
Less: Unearned ESOP shares	(204,706)	(204,706)
Cost of 627,241 and 628,661 shares of common stock
in treasury as of March 31, 2020 and June 30, 2019,
respectively	(7,650,805)	(7,632,556)
Total stockholders’ equity	30,516,858	31,925,504
Total liabilities and stockholders' equity	$36,757,906	$35,687,513

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Loss) (Unaudited)

Three and Nine Months Ended March 31, 2020 and 2019

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Net sales	$6,191,300	$9,218,141	$19,401,793	$24,858,649
Cost of sales	5,280,367	7,067,702	15,874,364	20,199,041
Gross profit	910,933	2,150,439	3,527,429	4,659,608

Selling, general and administrative expenses	1,057,034	1,069,070	3,390,988	3,374,301
Operating (loss) income	(146,101)	1,081,369	136,441	1,285,307

Other income
Interest income	20,127	38,623	86,203	133,398
Other	3,391	6,631	23,568	41,288
Total other income	23,518	45,254	109,771	174,686

(Loss) income before (benefit) provision for income taxes	(122,583)	1,126,623	246,212	1,459,993
(Benefit) provision for income taxes	(18,818)	204,167	39,237	258,107

Net (loss) income	$(103,765)	$922,456	$206,975	$1,201,886

Other comprehensive income, net of tax:
Unrealized gain on investment securities	1,130	1,512	972	3,766

Total comprehensive (loss) income	$(102,635)	$923,968	$207,947	$1,205,652

Net (loss) income per share:

Basic	$(0.04)	$0.39	$0.09	$0.51
Diluted	$(0.04)	$0.39	$0.09	$0.50

Weighted average number of shares outstanding:

Basic	2,394,727	2,378,332	2,391,247	2,369,527
Diluted	2,394,727	2,388,781	2,395,787	2,388,258

Dividends per share:	$0.25	$0.25	$0.75	$1.75

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended March 31, 2020

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Income (Loss)	Earnings	Shares	Amount	Shares	Equity
Balance as of December 31, 2019	2,401,033	$1,009,958	$18,858,202	$(1,457)	$19,138,895	628,841	$(7,664,005)	$(204,706)	$31,136,887
Comprehensive (loss) income:
Net loss					(103,765)				(103,765)
Other comprehensive income,
net of tax of $ 217				1,130					1,130
Total comprehensive loss									(102,635)
Stock options exercised	1,600		17,520			(1,600)	13,200		30,720
Stock-based compensation			49,003						49,003
Dividends paid on common stock
$0.25 per share					(597,117)				(597,117)

Balance as of March 31, 2020	2,402,633	$1,009,958	$18,924,725	$(327)	$18,438,013	627,241	$(7,650,805)	$(204,706)	$30,516,858

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Nine Months Ended March 31, 2020

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Income (Loss)	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2019	2,401,213	$1,009,958	$18,731,975	$(1,299)	$20,022,132	628,661	$(7,632,556)	$(204,706)	$31,925,504
Comprehensive income:
Net income					206,975				206,975
Other comprehensive income,
net of tax of $259				972					972
Total comprehensive income									207,947
Stock options exercised	3,600		51,300			(3,600)	29,700		81,000
Stock-based compensation			141,450						141,450
Dividends paid on common stock
$0.75 per share					(1,791,094)				(1,791,094)
Purchase of treasury stock	(2,180)					2,180	(47,949)		(47,949)

Balance as of March 31, 2020	2,402,633	$1,009,958	$18,924,725	$(327)	$18,438,013	627,241	$(7,650,805)	$(204,706)	$30,516,858

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended March 31, 2019

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
Other comprehensive income,
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

Nine Months Ended March 31, 2019

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
Other comprehensive income,
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

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2020 and 2019

	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net income	$206,975	$1,201,886

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Bad debt expense	—	69,010
Stock-based compensation	141,450	124,972
Depreciation	429,543	397,965
ESOP compensation expense	239,061	297,670
Loss on disposal of assets	3,757	—
Deferred income tax (benefit) expense	(22,533)	137,035
Changes in assets and liabilities:
Decrease (increase) in trade receivable, net	5,888,644	(3,642,605)
(Increase) decrease in income taxes receivable	(79,469)	35,956
Increase in inventories, net	(3,871,109)	(3,539,511)
(Increase) decrease in prepaid expenses and other current assets	(264,460)	924,361
(Decrease) increase in accounts payable	(624,350)	115,902
Increase (decrease) in accrued salaries and wages	62,523	(236,821)
(Decrease) increase in vacation accrual	(1,064)	75,501
Decrease in ESOP payable	(10,625)	(51,041)
Increase in other accrued expenses	81,851	39,234
(Decrease) increase in payroll and other taxes withheld	(1,323)	8,219
Increase (decrease) in contract liabilities	2,785,721	(81,989)
Decrease in income taxes payable	(30,481)	—
Net cash provided by (used in) operating activities	4,934,111	(4,124,256)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(210,527)	(538,550)
Purchase of investment securities	(7,981,580)	(3,891,435)
Proceeds from sale/maturity of investment securities	7,943,837	9,581,630
Net cash (used in) provided by investing activities	(248,270)	5,151,645

Cash Flows from Financing Activities:
Dividends on common stock	(1,791,094)	(4,144,075)
Purchase of treasury stock	(47,949)	—
Proceeds from exercise of stock options	81,000	306,081
Net cash used in financing activities	(1,758,043)	(3,837,994)

Increase (decrease) in cash and cash equivalents	2,927,798	(2,810,605)
Cash and cash equivalents, beginning of period	1,462,761	4,298,796
Cash and cash equivalents, end of period	$4,390,559	$1,488,191

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$171,720	$80,000

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of March 31, 2020 and June 30, 2019 because of the immediate or short-term maturity of these financial instruments.

Investment securities at March 31, 2020 and June 30, 2019 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at March 31, 2020 and June 30, 2019 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2020
Certificates of deposit	$5,156,847	$—	$—	$5,156,847
Municipal bonds	563,792	3,021	(446)	566,367
Total investment securities	$5,720,639	$3,021	$(446)	$5,723,214
June 30, 2019
Certificates of deposit	$5,046,627	$—	$—	$5,046,627
Municipal bonds	636,269	1,576	(232)	637,613
Total investment securities	$5,682,896	$1,576	$(232)	$5,684,240

Index

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At March 31, 2020, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of March 31, 2020 and June 30, 2019, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
March 31, 2020
Available-for-sale	$5,650,469	$72,745	$5,723,214

June 30, 2019
Available-for-sale	$5,549,460	$134,780	$5,684,240

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 283,437 and 196,039 shares of our common stock for the three and nine months ended March 31, 2020 and 2019, respectively, as the effect of including them would be anti-dilutive. As unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income (loss) for the three-month periods ended March 31, 2020 and 2019 was $49,003 and $47,096, respectively, before income taxes. The related total deferred tax benefits were $2,727 and $2,547 for the same periods. Total stock-based compensation expense recognized in the statements of comprehensive income (loss) for the nine-month periods ended March 31, 2020 and 2019, was $141,450 and $124,972, respectively, before income taxes. The related total deferred tax benefits were $7,788 and $6,826 for the same periods.

As of March 31, 2020, there was $195,512 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years. The total deferred tax benefit related to these awards is expected to be $11,331.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan, of which 164,329 have been granted as of March 31, 2020. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of March 31, 2020, 136,600 options were outstanding under such plan of which all are vested and exercisable.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the nine months ended March 31, 2020 and 2019.

	March 31, 2020	March 31, 2019

Dividend yield	4.88%	3.68%
Company’s expected volatility	27.81%	27.63%
Risk-free interest rate	1.67%	2.70%
Expected term	5.3 yrs	5.2 yrs
Weighted average fair value per share
of options granted during the period	$3.03	$5.13

The Company declares regular dividends quarterly and declared and paid a regular cash dividends of $0.75 per share for the nine months ended March 31, 2020. The Company declared regular cash dividends of $0.75 per share and a special cash dividend of $1.00 per share for the nine months ended March 31, 2019. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the nine months ended March 31, 2020:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	To Options	Price	Term	Value
Balance at July 1, 2019	259,164	$25.16	6.37
Granted	54,025	20.50	9.69
Exercised	(3,600)	22.50	—
Forfeited or expired	(26,152)	25.38	—
Outstanding at March 31, 2020	283,437	$24.28	6.40	$0
Vested or expected to vest at March 31, 2020	266,689	$24.32	6.23	$0
Exercisable at March 31, 2020	177,820	$24.57	4.75	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on March 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2020. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the nine months ended March 31, 2020 and 2019 were $263 and $64,420, respectively.

The following table summarizes changes in non-vested stock options during the nine months ended March 31, 2020:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2019	104,214	$4.077
Granted	54,025	$3.030
Vested	(43,420)	$2.794
Forfeited or expired	(9,202)	$4.194
Non-vested at March 31, 2020	105,617	$4.059

Index

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2020 and June 30, 2019. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Note 6. Revenue

Effective July 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers”, which requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues.  Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services. We adopted ASC 606 using the modified retrospective method, which means, using the allowed practical expedient, we applied the new standard to open contracts at June 30, 2018.  We reviewed remaining obligations as of the effective date and determined no adjustment was required to the opening balance of retained earnings.  Under the modified retrospective method, prior period revenue is not restated for comparative periods.  As a result of the adoption, we reclassified customer advance payments from inventory to contract liabilities.  Contract liabilities were $2,791,775 and $6,054 as of March 31, 2020 and June 30, 2019, respectively.  The increase in contract liabilities is primarily due to cash collected from progress payments related to specific contracts. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

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

Total revenue recognized for the three and nine months ended March 31, 2020 based on units delivered totaled $4,985,926 and $15,806,805, respectively, compared to $7,527,723 and $20,400,908 for the same periods in fiscal year 2019.  Total revenue recognized for the three and nine months ended March 31, 2020 based on milestones achieved totaled $1,205,374 and $3,594,988, respectively, compared to $1,690,418 and $4,457,741 for the same periods in fiscal year 2019.

The Company offers a standard one-year product warranty. Product warranties offered by the company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of March 31, 2020.  Our payment terms are generally 30-60 days.

The Company’s backlog at March 31, 2020 totaling $59.8 million is expected, based on expected due dates, to be recognized in the following fiscal years: 24% in 2020; 46% in 2021; 21% in 2022, and 9% thereafter.

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

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $73,241 and $93,861 for the three-month periods ended March 31, 2020 and 2019, respectively. ESOP compensation expense was $239,061 and $297,670 for the nine-month periods ended March 31, 2020 and 2019, respectively.

The ESOP shares as of March 31, 2020 and 2019 were as follows:

	March 31, 2020	March 31, 2019
Allocated shares	452,763	441,753
Committed-to-be-released shares	10,625	11,250
Unreleased shares	3,541	17,916

Total shares held by the ESOP	466,929	470,919

Fair value of unreleased shares	$65,544	$443,421

Index

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three and nine months ended March 31, 2020 the Company repurchased 0 and 2,180 shares previously held by the ESOP for $0 and $47,949, respectively. During the three and nine months ended March 31, 2019 the Company did not repurchase any shares held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan.  Share distributions from the ESOP during the nine months ended March 31, 2020 and 2019 totaled 2,180 and 17,279, respectively.

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

Index

The total backlog at March 31, 2020 was approximately $59.8 million, which included $32.7 million from four significant customers, compared to $45.4 million at March 31, 2019, which included $20.9 million from three significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at March 31, 2020 is approximately $58.6 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at March 31, 2020 is approximately $1.2 million and represents a firm multi-year order for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at March 31, 2019 was $3.5 million, comprised of firm multi-year orders on two separate programs, of which $2.7 million relates to the same multi-year order unfunded in the current fiscal period.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  We continue to experience technical and schedule delays with our major development programs. The issues causing the delays are being resolved as they arise. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $4.7 million.

The global outbreak of the novel strain of coronavirus COVID-19 disease was declared a pandemic by The World Health Organization (WHO) during March 2020. This resulted in country and state-wide mandated closures of non-essential businesses, some of which are still in effect. In certain instances, where mandates have been lifted, businesses have re-opened with limited or reduced capacity. We have remained open and fully operational, as we were authorized by the Department of Homeland Security as an essential business and member of the Defense Industrial Base Essential Critical Infrastructure Workforce. The Defense Industrial Base includes workers who support the essential products and services required to meet national security commitments to the Federal Government and the U.S. Military. Companies aligned with the essential critical infrastructure workforce are expected to maintain their normal work schedules and expected to follow guidance from the Centers for Disease Control and Prevention as well as state and local government officials regarding strategies to limit disease spread. Global supply chain disruptions from closures had a minor impact on our ability to ship product during the third quarter, however, because the effects of the pandemic continue, world-wide, we believe it is likely we will experience some trickle-down effects to our direct supply base which may impact our ability to ship certain scheduled deliveries during the fourth quarter and potentially could impact scheduled deliveries through the first half of fiscal 2021. Presently, we expect these disruptions to be minimal in nature and could result in our suppliers extending lead times for materials or, in some rare instances, require us to procure materials from an alternate supplier in order to meet contractual dates which could impact our anticipated materials costs. To date, we anticipate a slowdown in customer procurements and government contract awards which are expected to be temporary and minimal in nature. We continue to work with our customers and suppliers to best mitigate issues as they become known.

Management anticipates revenue and gross profit for the fiscal year ended June 30, 2020 to be lower when compared to the same period in 2019. The lowered revenue expectation is primarily driven by delays in several engineering design contract deliverables where on-going design changes and challenges to meet customer statement of work requirements continued to persist during the quarter ended March 31, 2020. These changes and challenges are typically identified during various phases of testing. The time and resources required to resolve these issues can vary, making the accuracy of revenue projections difficult. In addition, prior to the pandemic, we were made aware of certain supplier lead times which will impact our ability to ship certain planned commitments in the fourth quarter. As factors such as engineering delays, competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

New orders received in the first nine months of fiscal year 2020 were $33.6 million as compared to approximately $22.2 million of new orders received in the first nine months of fiscal 2019. It is presently anticipated that a minimum of $14.6 million of orders comprising the March 31, 2020 backlog will be filled during the fiscal year ending June 30, 2020. The minimum of $14.6 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2020. The estimate of the March 31, 2020 backlog to be shipped in fiscal year 2020 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

Index

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $91 million in the aggregate as of May 1, 2020 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to one significant customer represented 33% of the Company’s total sales for the three-month period ended March 31, 2020. Net sales to two significant customers represented 49.4% of the Company’s total sales for the three-month period ended March 31, 2019. Net sales to one significant customer represented 27.7% of the Company’s total sales for the nine-month period ended March 31, 2020. Net sales to two significant customers represented 54.4% of the Company’s total sales for the nine-month period ended March 31, 2019. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.

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

Index

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

Results of Operations

Net sales decreased for the three months ended March 31, 2020 to $6,191,300 as compared to $9,218,141 for the same period in 2019. Net sales for the nine months ended March 31, 2020 decreased to $19,401,793 as compared to $24,858,649 for the same period in 2019. For the three months ended March 31, 2020, the decrease in net sales is primarily due to a decrease in power supply, build to print, and magnetic sales. For the nine months ended March 31, 2020, the decrease in net sales is primarily due to a decrease in build to print and power supply sales offset, in part, by an increase in magnetic shipments.

Our ability to ship product or to meet contractual milestones continues to be constrained by engineering design changes required to meet customer requirements, certain supplier product non-conformances and an increase in lead times for many parts, including certain electronic components due to industry shortages and volatility within the power electronics industry. We are currently working closely with our customers and suppliers to execute on our past due deliveries and we do not expect this situation to impact future business. We anticipate that many of these issues will be resolved in the fourth quarter and should not significantly impact results in fiscal year 2021.

Gross profits for the three months ended March 31, 2020 and 2019 were $910,933 and $2,150,439, respectively. Gross profit as a percentage of sales was 14.7% and 23.3%, for the same periods, respectively. For the nine months ended March 31, 2020 and 2019, gross profits were $3,527,429 and $4,659,608, respectively. Gross profit as a percentage of sales was 18.2% and 18.7%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

The gross profit percentage decreased in the three months ended March 31, 2020 as compared to the same period in 2019, primarily resulting from product mix and margin erosion on two specific build to print contracts resulting from an increase in material costs and first time build and quality control inspection costs. In addition, due to a recurring product failure relating to an engineering design issue, the company incurred a current quarter charge on a power supply contract. This issue has been resolved and is not anticipated to impact future results. These decreases were offset, in part, by an improved gross profit percentage related to a specific engineering design contract when compared to the same period in 2019. This improvement resulted from reduced spending on the program and from additional anticipated funding for required testing. The gross profit percentage decreased slightly in the nine months ended March 31, 2020 compared to the same period in 2019 resulting primarily from a decline related to product mix and increased costs on three specific production contracts incurred in the current quarter offset, in part, by an improved gross profit percentage on two specific engineering design contract when compared to the same period in 2019. The improvement on the larger engineering contract resulted from reduced spending on the program and from additional anticipated funding for required testing.

Index

Selling, general and administrative expenses were $1,057,034 for the three months ended March 31, 2020, a decrease of $12,036, compared to the three months ended March 31, 2019. Selling, general and administrative expenses were $3,390,988 for the nine months ended March 31, 2020, an increase of $16,687 compared to the nine months ended March 31, 2019. The decrease for the three months ended March 31, 2020 as compared to the same period in 2019 relates primarily to the decrease in professional services, travel and entertainment costs, and a reduction in director fees due to a board member retirement effective in December 2019. This decrease was offset, in part, by an increase in employee compensation costs. The increase for the nine months ended March 31, 2020 as compared to the same period in 2019 relates primarily to an increase in compensation costs offset, in part, by the decrease in bad debt expense, conferences and training and professional service costs.

Other income for the three months ended March 31, 2020 and 2019 was $23,518 and $45,254, respectively. Other income for the nine months ended March 31, 2020 and 2019 was $109,771 and $174,686, respectively. The decrease for the three and nine months ended is primarily due to the reduction in investment securities offset, in part, by the gradual increase in the current yield percentages earned on the investment securities. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

The Company’s effective tax rates for the three and nine months ended March 31, 2020, were 15.4% and 15.9%, respectively, compared to 18.1% and 17.7% for the three and nine months ended March 31, 2019, respectively. The effective tax rate in fiscal 2020 and 2019 is less than the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares. The decrease in the effective tax rate between fiscal years is primarily due to a decrease in income before taxes.

The net loss for the three months ended March 31, 2020, was $(103,765) or $(0.04) per share, basic and diluted, compared to net income of $922,456 or $0.39 per share, basic and diluted, for the three months ended March 31, 2019. Net income for the nine months ended March 31, 2020, was $206,975 or $0.09 per share, basic and diluted, compared to $1,201,886 or $0.51 and $0.50 per share, basic and diluted, for the nine months ended March 31, 2019. The decrease in net income in the current quarter resulted from lower sales and a decrease in the gross profit percentage offset, in part, by the benefit received from a lower effective tax rate, all discussed above. The decrease in net income in the nine months ended March 31, 2020 compared to the same period in 2019 is primarily attributable to lower sales, a lower gross profit margin percentage, an increase in selling, general, and administrative expenses, a decrease in other income offset, in part, by the benefit derived from the decrease in the effective tax rate, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2020 and 2019. The line of credit is reviewed annually in November for renewal by December 1st.

The Company's working capital as of March 31, 2020 and 2019 was approximately $27.2 million. The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three and nine months ended March 31, 2020 the Company repurchased 0 and 2,180 shares previously held by the ESOP for $0 and $47,949, respectively. During the three and nine months ended March 31, 2019 the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of March 31, 2020, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Nine months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$4,934,111	$(4,124,256)
Net cash (used in) provided by investing activities	(248,270)	5,151,645
Net cash used in financing activities	(1,758,043)	(3,837,994)

Index

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to the collection of trade receivables and the increase in contract liabilities for the collection of customer advances offset, in part, by a decrease in accounts payable, an increase in prepaids and other current assets, and the decline in net income. Net cash provided by investing activities decreased in the nine months ended March 31, 2020 as compared to the same period in 2019 primarily due to the reinvestment of maturing investments when compared to the same period in 2019. In the prior period, cash received from maturing investments was used, in part, for the payment of the special dividend. The decrease in cash used in financing activities in the current period when compared to the prior period is primarily due to the fact that a special dividend totaling $1.00 per share was declared and paid in the prior period.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2020 and 2019, the Company expended $210,527 and $538,550, respectively, for plant improvements and new equipment. The Company has budgeted approximately $300,000 for new equipment and plant improvements in fiscal year 2020. Management anticipates that the funds required will be available from current operations.

Management believes that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company does business. Historically, bad debt expense has been minimal.

Index

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion, supply and manufacturing constraints, potential new orders from customers, the impact from the coronavirus (COVID-19) pandemic, the impact of cyber or other security threats or other disruptions to our business, and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold - None
(c)	Securities Repurchased
Purchases of Equity Securities
			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
January 1 – January 31, 2020	--	--	--	$783,460
February 1 – February 29, 2020	--	--	--	$783,460
March 1 – March 31, 2020	--	--	--	$783,460

(1)	Pursuant to a prior Board of Directors authorization, as of March 31, 2020 the Company can repurchase up to $783,460 of its common stock pursuant to an ongoing plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 14, 2020