Form 10-K
period 2020-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2020-09-21
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2020

Commission File Number I-4383

ESPEY MFG. & ELECTRONICS CORP.

NEW YORK (State of incorporation)	14-1387171 (I.R.S. Employer's Identification No.)

(Exact name of registrant as specified in its charter)

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:      ☐ Large accelerated filer      ☐ Accelerated filer      ☐ Non-accelerated filer      ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company

☐ Yes     ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $38,482,367 based upon the closing sale price of $21.60 on the NYSE American on December 31, 2019.

At September 18, 2020 there were 2,402,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	Changing priorities or decreases in the U.S. government’s defense budget (including changes in priorities in response to terrorist threats, improvement of homeland security and general U.S. Government budgetary issues);
•	The impact of the COVID-19 pandemic on the United States economy and our operations;
•	Termination of government contracts due to unilateral government action;
•	Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;
•	Potential of changing prices for energy and raw materials;
•	General strength of the industry sectors in which our customers transact business

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

In fiscal years ended June 30, 2020 and 2019, the Company's total sales were $31,526,231 and $36,477,851, respectively. Sales to two domestic customers, accounted for 24%, and 14%, respectively, of total sales in 2020. Sales to three domestic customers accounted for 34%, 10%, and 10%, respectively, of total sales in 2019. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the financial performance of the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.

Export sales in fiscal years 2020 and 2019 were approximately $2,077,000 and $2,638,000, respectively. The decrease is primarily due to the decrease in power supply shipments.

Sources of Raw Materials

The Company has at least two potential sources of supply for a majority of its raw materials. However, certain components used in its products are available from a single or a limited number of sources. Despite the risk associated with single or limited source suppliers, the benefits of higher quality goods and timely delivery minimize and often limit any potential risk and can eliminate problems with part failures during production. At times replacements are required to cover obsolete parts.

Historically, the Company has not typically experienced any significant delays or shortages with respect to the purchase of raw materials and components used in the manufacture of its products. However, over the past several years, the growth and continuing demand in the power electronics industry across multiple manufacturing sectors has created volatility and unpredictability in the availability of certain electronic components and, in some cases, continues to create industry shortages. These shortages have and will likely continue to impact our ability to support our customer’s schedule demands, as lead times for these components have, in some instances, increased from readily available to waiting times of nearly a year or more. We continue to work with our customers to mitigate any adverse impact upon our ability to service their requirements resulting from the industry-wide phenomenon.

The President of the United States continued the imposition of tariffs on steel and aluminum imports from various countries in 2020. Although we are not currently experiencing any significant financial or raw material sourcing issues resulting from the product tariffs, the Company cannot provide any assurance that the existing tariffs, the potential of additional tariffs, and the associated volatility arising from the Administration’s foreign trade policies, will not have a negative impact on our future earnings by increasing our raw material prices and augmenting the lead time for the availability of raw materials. From time to time the Company must identify parts to replace parts which are no longer produced.

Sales Backlog

The total backlog at June 30, 2020 was approximately $54.9 million compared to approximately $45.6 million at June 30, 2019. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at June 30, 2020 is approximately $53.9 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at June 30, 2020 is approximately $1 million and represents a firm multi-year order for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at June 30, 2019 was $2.7 million. For both fiscal years ended 2020 and 2019, the unfunded backlog is comprised of the same multi-year order from a single customer. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable. Subsequent to year end, the Company received a request from a customer to temporarily stop work on a contract for a minimum of 120 days. The Company has determined that there is no immediate impact for the request, however the Company will continue to evaluate any impact on the financial statements. The Company's backlog and risks associated with government contracts is discussed in greater detail below.

It is presently anticipated that a minimum of $32 million of orders comprising the June 30, 2020 backlog will be filled during the fiscal year ending June 30, 2021. The minimum of $32 million does not include any shipments which may be made against orders received subsequently to the fiscal year ending June 30, 2020. The estimate of the June 30, 2020 backlog to be shipped in fiscal year 2021 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

Research and Development

Some of the Company's engineers and technicians spend varying amounts of time on either the development of new products or improvements to existing products. A majority of the resulting costs we incur relate to research that is required to support a request for quotation from a customer product-specific need usually associated with stringent size and weight requirements. We do very little pure research as our business primarily is driven by customer product needs and custom product development with some customer funding. The Company's expenditures for research and development were approximately $44,738 and $44,819 in fiscal year 2020 and 2019, respectively.

Employees

The Company had 151 employees as of August 31, 2020. Approximately 40% of the employees are represented by the International Brotherhood of Electrical Workers. The current collective bargaining agreement expires on June 30, 2022. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2020, and the Company believes will not in fiscal year 2021, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

We are party to various litigation matters and claims arising from time to time in the ordinary course of business.  While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, there are no matters pending.

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

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE American (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2020	High	Low
First Quarter	$27.00	$23.25
Second Quarter	24.00	20.00
Third Quarter	22.90	16.62
Fourth Quarter	20.00	16.75

2019	High	Low
First Quarter	$32.55	$25.25
Second Quarter	30.12	23.80
Third Quarter	26.50	23.61
Fourth Quarter	25.67	23.50

Holders

The approximate number of holders of record of the common stock was 65 on September 16, 2020 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid regular cash dividends on common stock of $1.00 per share for the fiscal year ended June 30, 2020 and paid regular cash dividends on common stock of $1.00 per share and a special cash dividend of $1.00 per share for the fiscal year ended June 30, 2019. The Board of Directors has authorized the payment of a fiscal year 2021 first quarter regular dividend of $0.25 payable October 14, 2020 to shareholders of record on October 5, 2020. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend or declare a special dividend during any future years.

During fiscal year 2020, the Company sold 3,600 shares of common stock to certain employees and directors as they exercised options granted under a shareholder approved plan. The prices ranged from $19.20 a share to $25.18 a share. The securities were sold for cash. Proceeds are used for general working capital purposes.

The Company did not make any open market purchases of equity securities in the fiscal year 2020 fourth quarter.

The following table sets forth information as of June 30, 2020 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by	276,712	$24.30	253,348
security holders
Equity compensation
plans not approved
by security holders			—
Total	276,712		253,348

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal year 2021 to be higher than revenues during fiscal year 2020 and expects the net income per share to be higher in fiscal year 2021 than the net income per share during fiscal year 2020. This expectation is driven by orders already in our sales backlog.

The Company currently expects new orders in fiscal 2021 to approximate those received in fiscal year 2020. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

During fiscal year 2020 the Company received $40.9 million in new orders. Our total backlog at June 30, 2020 was $54.9 million, as compared to $45.6 million at June 30, 2019. Currently, we expect a minimum of $32 million of orders comprising the June 30, 2020 backlog will be filled during the fiscal year ending June 30, 2021. This $32 million will be supplemented by shipments which may be made against orders received during the 2021 fiscal year.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones. Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales. We continue to experience technical and schedule delays with our major development programs. The issues causing the delays are being resolved as they arise. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $5.1 million.

The global outbreak of the novel strain of coronavirus COVID-19 disease was declared a pandemic by The World Health Organization (WHO) during March 2020. This resulted in initial country and state-wide mandated closures of non-essential businesses lasting various durations as determined under local jurisdictions. In most instances, businesses have since re-opened, some with limited or reduced capacity due to adherence and compliance with reopening and mitigation guidelines set in place to help prevent workplace exposures. Deemed an essential business, authorized by the Department of Homeland Security, we remained open and continue to be fully operational. Global supply chain disruptions from closures had a minor impact on our ability to ship product during the third and fourth quarters. However, because the effects of the pandemic continue, world-wide, we believe it is likely we will continue to experience some trickle-down effects to our direct supply base which may impact our ability to ship certain scheduled deliveries during the first half of fiscal 2021. Presently, we expect these disruptions to be minimal in nature and could result in our suppliers extending lead times for materials or, in some rare instances, require us to procure materials from an alternate supplier in order to meet contractual dates which could impact our anticipated material costs. To date, we have experienced some slowdown in customer procurements and government contract awards. We continue to work with our customers and suppliers to mitigate issues as they become known.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $84 million in the aggregate as of September 10, 2020, for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry. Two significant customers represented approximately 38% of the Company’s total sales in fiscal year 2020 and three significant customers represented 54% of the Company’s total sales in fiscal year 2019. These sales are in connection with multiyear programs in which the Company is a significant contractor. The June 30, 2020 backlog of $54.9 million included orders from four customers that represent 19%, 13%, 10%, and 10%, respectively, of the total backlog. The June 30, 2019 backlog of $45.6 million includes orders from five customers that represent 16%, 13%, 11%, 11% and 10%, respectively, of the total backlog. Although improvement has been made in customer concentrations, this high customer concentration level continues to present significant risk. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. Given the nature of our business, we believe our existing sales order backlog is fairly diversified in terms of customers and the category of products on order.

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures, primarily for machinery and equipment, are expected to be approximately $200,000 for fiscal year 2021. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts. Expectations are that the working capital will be required to fund orders, dividend payments, and general operations of the business. Management along with the Mergers and Acquisitions Committee of the Board of Directors will examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines, provided that such opportunities demonstrate synergies with the Company’s existing product base and accretion to earnings.

Results of Operations

Net sales for the years ended June 30, 2020 and 2019 were $31,526,231 and $36,477,851, respectively, a 13.6% decrease. The decrease in net sales in fiscal year 2020 is primarily due to a decrease in power supply and build to print sales offset, in part, by an increase in magnetic shipments. The decrease in power supply sales is mainly due to reduced demand from one significant customer in the rail industry offset, in part, by an increase in shipments against a single military contract. The decline in build to print sales is primarily due to the timing of shipments across multiple contracts of varying size, scope and duration. The increase in magnetic shipments is primarily due to an increase in sales related to one major engineering development program, an increase in shipments on several repeat and new magnetic orders, offset, in part, by a decline in sales on another major engineering development program based on scheduled performance plans.

In addition, sales were significantly impacted by our ability to meet contractual milestones on certain engineering design contracts and delays on several build to print orders. We continued to be constrained by engineering design changes required to meet customer requirements, certain supplier product non-conformances, obtaining timely resolutions on issues encompassing build to print customer-owned drawings and an increase in lead times for many parts, including certain electronic components due to industry shortages and volatility within the power electronics industry. Engineering, program management, and supply chain personnel are working closely with our customers and suppliers to execute on our past due deliveries and we do not expect this situation to affect future business opportunities. We anticipate that many of these issues will be resolved during fiscal 2021.

Gross profits for the fiscal years ended June 30, 2020 and 2019 were $5,558,615 and $7,063,173, respectively. Gross profit as a percentage of sales was 17.6% and 19.4%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

The gross profit percentage decreased in the twelve months ended June 30, 2020 compared to the same period in 2019. This decrease resulted from product mix, specifically related to the decrease in power supply shipments. This portfolio of products consists of many mature products which typically yield higher margins. The Company also incurred an increase in cost on a specific power supply contract due to the replacement cost associated with a recurring product failure stemming from an engineering design issue. In addition, the Company incurred specific program losses on several large build to print contracts due to higher than expected material costs and first time build and quality control inspections costs, as well as, a large engineering contract due to engineering delays, third-party supplier issues and additional testing required. These decreases were offset, in part, by an improved gross profit percentage on a separate large engineering design contract when compared to the same period in 2019. The improvement on the engineering contract resulted from reduced spending on the program and from additional funded and anticipated funding for required testing.

Selling, general and administrative expenses were $4,386,307 for the fiscal year ended June 30, 2020; a decrease of $23,927 compared to the fiscal year ended June 30, 2019. The decrease for the fiscal year ended June 30, 2020 as compared to the same period in 2019 relates primarily to the decrease in bad debt expense, conferences and training costs, travel and entertainment expenses and product shipment costs. This decrease was offset, in part, by an increase in employee compensation costs.

Other income for the fiscal year ended June 30, 2020 and 2019 was $136,881 and $228,694, respectively. The decrease in the twelve months ended is primarily due to a decrease in interest income on investments and income received from the sale of scrap metal. The decrease in interest income resulted from the gradual decrease in current yield percentages earned on investment securities offset, in part, by a reduction in investment securities. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative. The decrease in income from scrap metal sales is primarily due to a decrease in saleable metal remnants resulting from the overall decrease in material purchases during the current year when compared to the prior year.

The Company’s effective tax rate was 11.1% in the fiscal year 2020 and 18.7% in fiscal year 2019. The statutory tax rate was reduced from 34% to 21% under the Tax Cuts and Jobs Act (the “Tax Act’) effective on January 1, 2018. The effective tax rate in fiscal 2020 and 2019 is less than the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares. The decrease in the effective tax rate between fiscal years is primarily due to a decrease in income before taxes and the benefit derived from the ESOP special cash dividend paid on the allocated shares.

Net income for fiscal year 2020 was $1,163,668 or $0.49 per share, basic and diluted compared to $2,342,694 or $0.99 and $0.98 per share, basic and diluted, respectively for fiscal year 2019. The decrease in net income in the twelve months ended June 30, 2020 compared to the same period in 2019 is primarily attributable to lower sales, a lower gross profit margin percentage, a decrease in other income offset, in part, by a decrease in selling, general, and administrative expenses and the benefit derived from the decrease in the effective tax rate, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2020 and 2019. The line of credit is reviewed annually in November for renewal by December 1st.

The Company's working capital as of June 30, 2020 and 2019 was $27,993,023 and $28,377,168, respectively. During the twelve months ended June 30, 2020, the Company repurchased 2,180 shares of its common stock from the ESOP for a purchase price of $47,949. During the twelve months ended June 30, 2019 the Company repurchased 1,810 shares of its common stock from the ESOP for a purchase price of $44,888. Under existing authorizations from the Company's Board of Directors, as of June 30, 2020, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	2020	2019
Net cash provided (used in) by operating activities	$5,968,511	$(3,604,406)
Net cash provided by investing activities	326,010	5,234,540
Net cash used in financing activities	(2,355,160)	(4,466,169)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to the collection of trade receivables and the increase in contract liabilities for the collection of customer advances offset, in part, by an increase in prepaid expenses and other current assets and the decline in net income. Net cash provided by investing activities decreased in the twelve months ended June 30, 2020 as compared to the same period in 2019 primarily due to the reinvestment of maturing investments when compared to the same period in 2019. In the prior period, cash received from maturing investments was used, in part, for the payment of the special dividend. The decrease in cash used in financing activities in the current period when compared to the prior period is primarily due to the fact that a special dividend totaling $1.00 per share was declared and paid in the prior period.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the fiscal years ended June 30, 2020 and 2019, the Company expended $214,421 and $608,318, respectively, for plant improvements and new equipment. The Company has budgeted approximately $200,000 for new equipment and plant improvements in fiscal year 2021. Management anticipates that the funds required will be available from current operations.

Management believes that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company does business. Historically, bad debt expense has been minimal.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Espey Mfg. & Electronics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp (the Company) as of June 30, 2020 and 2019, the related statements of comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Buffalo, New York

September 21, 2020

Espey Mfg. & Electronics Corp.

Balance Sheets

June 30, 2020 and 2019

	2020	2019
ASSETS
Cash and cash equivalents	$5,402,122	$1,462,761
Investment securities	5,141,520	5,684,240
Trade accounts receivable, net of allowance of $3,000	9,013,405	10,995,783

Inventories:
Raw materials	2,057,778	1,747,449
Work-in-process	614,521	408,130
Costs related to contracts in process	12,115,756	11,069,558
Total inventories	14,788,055	13,225,137

Prepaid expenses and other current assets	396,886	494,181
Total current assets	34,741,988	31,862,102

Property, plant and equipment, net	3,466,778	3,825,411
Total assets	$38,208,766	$35,687,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,861,696	$2,160,433
Accrued expenses:
Salaries and wages	469,201	329,890
Vacation	689,834	786,870
Other	318,322	109,755
Payroll and other taxes withheld	186,970	61,451
Contract liabilities	2,175,235	6,054
Income taxes payable	47,707	30,481
Total current liabilities	6,748,965	3,484,934

Deferred tax liabilities	232,953	277,075
Total liabilities	6,981,918	3,762,009
Commitments and Contingencies (See Note 14)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares as
of June 30, 2020 and 2019. Outstanding 2,402,633 and
2,401,213 as of June 30, 2020 and 2019, respectively
(includes 0 and 14,166 Unearned ESOP Shares,
respectively)	1,009,958	1,009,958
Capital in excess of par value	19,073,213	18,731,975
Accumulated other comprehensive loss	(3,107)	(1,299)
Retained earnings	18,797,589	20,022,132
	38,877,653	39,762,766

Less: Unearned ESOP shares	—	(204,706)
Cost of 627,241 and 628,661 shares of common stock
in treasury as of June 30, 2020 and 2019, respectively	(7,650,805)	(7,632,556)
Total stockholders' equity	31,226,848	31,925,504

Total liabilities and stockholders' equity	$38,208,766	$35,687,513

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Comprehensive Income

Years Ended June 30, 2020 and 2019

	2020	2019

Net sales	$31,526,231	$36,477,851
Cost of sales	25,967,616	29,414,678
Gross profit	5,558,615	7,063,173

Selling, general and administrative expenses	4,386,307	4,410,234
Operating income	1,172,308	2,652,939

Other income
Interest income	109,749	167,682
Other	27,132	61,012
Total other income	136,881	228,694

Income before provision for income taxes	1,309,189	2,881,633

Provision for income taxes	145,521	538,939

Net income	$1,163,668	$2,342,694

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	(1,808)	5,050

Total comprehensive income	$1,161,860	$2,347,744

Net income per share:
Basic	$0.49	$0.99
Diluted	$0.49	$0.98

Weighted average number of shares outstanding:
Basic	2,393,207	2,372,945
Diluted	2,396,618	2,389,228

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2020 and 2019

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

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2020 and 2019

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Loss	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2019	2,401,213	$1,009,958	$18,731,975	$(1,299)	$20,022,132	628,661	$(7,632,556)	$(204,706)	$31,925,504

Comprehensive income:

Net income					1,163,668				1,163,668

Other comprehensive loss,
net of tax of $(481)				(1,808)					(1,808)

Total comprehensive income									1,161,860

Stock options exercised	3,600		51,300			(3,600)	29,700		81,000

Stock-based compensation			189,639						189,639

Dividends paid on common stock
$1.00 per share					(2,388,211)				(2,388,211)

Purchase of treasury stock	(2,180)					2,180	(47,949)		(47,949)

Reduction of unearned ESOP shares			100,299					204,706	305,005

Balance as of June 30, 2020	2,402,633	$1,009,958	$19,073,213	$(3,107)	$18,797,589	627,241	$(7,650,805)	$—	$31,226,848

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2020 and 2019

	2020	2019
Cash Flows from Operating Activities:
Net income	$1,163,668	$2,342,694
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Bad debt expense	—	69,010
Stock-based compensation	189,639	172,148
Depreciation	568,528	540,978
ESOP compensation expense	305,006	390,369
Loss on disposal of assets	4,525	566
Deferred income tax (benefit) expense	(43,641)	258,040
Changes in assets and liabilities:
Decrease (increase) in trade receivables	1,982,378	(6,687,067)
Decrease in income tax receivable	—	161,975
Increase in inventories	(1,562,918)	(1,816,211)
Decrease in prepaid expenses and other current assets	97,295	798,394
Increase in accounts payable	701,263	337,836
Increase (decrease) in accrued salaries and wages	139,311	(199,115)
(Decrease) increase in vacation accrual	(97,036)	79,258
Increase in other accrued expenses	208,567	5,092
Increase in payroll and other taxes withheld	125,519	8,016
Increase (decrease) in contract liabilities	2,169,181	(96,870)
Increase in income taxes payable	17,226	30,481
Net cash provided by (used in) operating activities	$5,968,511	$(3,604,406)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(214,421)	(608,318)
Purchase of investment securities	(9,338,100)	(6,039,808)
Proceeds from sale/maturity of investment securities	9,878,531	11,882,666
Net cash provided by investing activities	326,010	5,234,540

Cash Flows from Financing Activities:
Dividends paid on common stock	(2,388,211)	(4,736,962)
Purchase of treasury stock	(47,949)	(44,888)
Proceeds from exercise of stock options	81,000	315,681
Net cash used in financing activities	(2,355,160)	(4,466,169)

Increase (decrease) in cash and cash equivalents	3,939,361	(2,836,035)
Cash and cash equivalents, beginning of the year	1,462,761	4,298,796
Cash and cash equivalents, end of the year	$5,402,122	$1,462,761

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$172,475	$87,200

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

Inventoried work relating to contracts in process and work in process is valued at actual production cost, including factory overhead incurred to date. Contract costs include material, subcontract costs, labor, and an allocation of overhead costs. Work in process represents spare units and parts and other inventory items acquired or produced to service units previously sold or to meet anticipated future orders. Provision for losses on contracts is made when the existence of such losses becomes probable and estimable.  The provision for losses on contracts is included in other accrued expenses on the Company’s balance sheet.  Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable.  The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.  Subsequent to year end, the Company received a request from a customer to temporarily stop work on a contract for a minimum of 120 days.   The Company has determined that there is no immediate impact for the request, however the Company will continue to evaluate any impact on the financial statements. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced.  Certain contracts are expected to extend beyond twelve months.

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

Depreciation

Depreciation of plant and equipment is computed on a straight-line basis over the estimated useful lives of the assets.

Estimated useful lives of depreciable assets are as follows:

Buildings and improvements	10 – 50 years

Machinery and equipment	3 – 20 years

Furniture and fixtures	7 – 10 years

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

Investment Securities

The Company accounts for its investment securities in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.”  Investment securities at June 30, 2020 and 2019 consist of certificates of deposit and municipal bonds.  The Company classifies investment securities as available-for-sale.  Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.  Realized gains and losses for securities classified as available-for-sale are included in earnings and are determined using the specific identification method.  Interest income is recognized when earned. Fair values are based on quoted market prices available as of the balance sheet date, and are therefore considered a Level 1 valuation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable, accrued expenses and contract liabilities, approximated fair value as of June 30, 2020 and 2019 because of the immediate or short-term maturity of these financial instruments.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables.  Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures.  Accounts receivable are reported net of an allowance for doubtful accounts.  The Company estimates the allowance based on its analysis of specific balances. Interest is not charged on past due balances.  Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2020 and 2019.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income for fiscal years ended June 30, 2020 and 2019 consists of unrealized holding gains and losses on available-for-sale securities.

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

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no impairments of long-lived assets in fiscal years 2020 and 2019.  Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet, if applicable.

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

Note 3. Revenue

Effective July 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC) 606 “Revenue from Contracts with Customers”, which requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues.  Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services. We adopted ASC 606 using the modified retrospective method, which means, using the allowed practical expedient, we applied the new standard to open contracts at June 30, 2018.  We reviewed remaining obligations as of the effective date and determined no adjustment was required to the opening balance of retained earnings.  Under the modified retrospective method, prior period revenue is not restated for comparative periods.  As a result of the adoption, we reclassified customer advance payments from inventory to contract liabilities.  Contract liabilities were $2,175,235 and $6,054 as of June 30, 2020 and June 30, 2019, respectively.  The increase in contract liabilities is primarily due to cash collected from progress payments related to specific contracts. The company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

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

Total revenue recognized for the twelve months ended June 30, 2020 based on units delivered totaled $25,739,709 compared to $30,677,077 for the same periods in 2019.  Total revenue recognized for the twelve months ended June 30, 2020 based on milestones achieved totaled $5,786,522 compared to $5,800,774 for the same periods in 2019.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of June 30, 2020.  Our payment terms are generally 30-60 days.

The Company’s backlog at June 30, 2020 totaling $54.9 million is expected, based on contractual due dates, to be recognized in the following fiscal years: 66% in 2021; 24% in 2022; 7 % in 2023, and 3% thereafter.

Note 4. Investment Securities

Investment securities at June 30, 2020 and 2019 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at June 30, 2020 and 2019 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2020
Certificates of deposit	$4,679,847	$—	$—	$4,679,847
Municipal bonds	462,618	1,243	(2,188)	461,673
2020 Total investment securities	$5,142,465	$1,243	$(2,188)	$5,141,520

2019
Certificates of deposit	$5,046,627	$—	$—	$5,046,627
Municipal bonds	636,269	1,576	(232)	637,613
2019 Total investment securities	$5,682,896	$1,576	$(232)	$5,684,240

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 4. Investment Securities, Continued

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At June 30, 2020, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of June 30, 2020 and 2019, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total

2020
Available-for-sale	$5,141,520	$—	$5,141,520

2019
Available-for-sale	$5,549,460	$134,780	$5,684,240

Note 5. Contracts in Process

Contracts in process at June 30, 2020 and 2019 are as follows:

	2020	2019
Unrecognized gross contract value	$54,929,249	$45,552,562
Costs related to contracts in process	$12,115,756	$11,069,558

Included in costs relating to contracts in process at June 30, 2020 and 2019 are costs of $1,716,176 and $2,740,804, respectively, relative to contracts that may not be completed within the ensuing year. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statements of comprehensive income until the units under contract are shipped.

Note 6. Property, Plant and Equipment

Property, plant and equipment at June 30, 2020 and 2019 is as follows:

	2020	2019
Land	$45,000	$45,000
Building and improvements	4,387,113	4,591,429
Machinery and equipment	11,118,670	11,156,006
Furniture and fixtures	164,200	170,120
	15,714,983	15,962,555
Accumulated depreciation	(12,248,205)	(12,137,144)
Property, plant and equipment, net	$3,466,778	$3,825,411

Machinery and equipment includes $39,496 that was not placed in service as of June 30, 2020. Depreciation expense was $568,528 and $540,978 for the years ended June 30, 2020 and 2019, respectively.

Note 7. Pension Expense

Under terms of a negotiated union contract which expires on June 30, 2022, the Company is obligated to make contributions to a union-sponsored International Brotherhood of Electrical Workers Local 1799 defined benefit pension plan (Plan identifying number is 14-6065199) covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $121,273 in fiscal year 2020 and $129,095 in fiscal year 2019. These contributions represent more than five percent of the total contributions made into the Plan. For the years beginning January 1, 2020 and 2019, the Plan was in the “green zone” which means it is neither endangered nor critical status. A Funding Improvement Plan, entered into by Plan Trustees in fiscal year 2013, when the Plan was in “critical status,” calls for an increase in contributions starting January 1, 2016 of $0.04 per hour for each year for five years thereafter. The increase did not and will not have a material impact on the Company’s financial statements.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 7. Pension Expense, Continued

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $58,389 and $57,581, for fiscal years 2020 and 2019, respectively.

Note 8. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2020 and 2019 is as follows:

	2020	2019
Current tax expense - federal	$190,801	$274,889
Current tax (benefit) expense - state	(1,158)	6,010
Deferred tax (benefit) expense	(44,122)	258,040
Provision for income taxes	$145,521	$538,939

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

The combined U.S. federal and state effective income tax rates of 11.1% and 18.7%, for 2020 and 2019 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	(0.1)	0.2
ESOP cost versus Fair Market Value	1.6	1.3
Dividend on allocated ESOP shares	(14.5)	(3.0)
Stock-based compensation	3.0	0.2
Foreign Derived Intangible Income Deduction	(0.2)	(0.3)
Other	0.3	(0.7)
Effective tax rate	11.1%	18.7%

For the years ended June 30, 2020 and 2019 deferred income tax benefit and expense of $44,122 and $258,040, respectively, results from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2020 and 2019 are presented as follows:

	2020	2019
Deferred tax assets:
Accrued expenses	$171,880	$164,388
ESOP	—	17,702
Stock-based compensation	56,280	56,382
Inventory - effect of uniform capitalization	74,352	64,148
Other	1,437	1,437
Total deferred tax assets	$303,949	$304,057
Deferred tax liability:
Property, plant and equipment - principally due
to differences in depreciation methods	$503,009	$541,150
Prepaid expenses	33,893	39,982
Total deferred tax liability	$536,902	$581,132

Net deferred tax liability	$(232,953)	$(277,075)

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 8. Provision for Income Taxes, Continued

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the period in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these temporary differences without consideration of a valuation allowance.

As the result of the implementation of the FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. As of June 30, 2020 and 2019, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties in general and administrative expense. As of June 30, 2020 and 2019, the Company has not recorded any provision for accrued interest and penalties.

The Company is subject to taxation in the United States and various state jurisdictions. By Federal statute tax returns are subject to audit for three years from date of filing unless the return was audited within that period. In general the majority of state statues follow similar guidelines. As such, the Company’s tax returns for tax years ending June 30, 2020, 2019, 2018, and 2017 remain open to examination by the respective taxing authorities.

Note 9. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to two domestic customers, accounted for approximately 38% of total sales in 2020. Sales to three domestic customers accounted for 54% of total sales in 2019. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 54% represented by two customers at June 30, 2020 and 51% represented by two customers at June 30, 2019.

Export sales in fiscal years 2020 and 2019 were approximately $2,077,000 and $2,638,000, respectively.

Note 10. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $305,006 and $390,369 for the years ended June 30, 2020 and 2019, respectively. The ESOP shares as of June 30, 2020 and 2019 were as follows:

	2020	2019
Allocated shares	466,929	454,943
Unreleased shares	—	14,166
Total shares held by the ESOP	466,929	469,109
Fair value of unreleased shares	$—	$350,609

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the twelve months ended June 30, 2020, the Company repurchased 2,180 shares previously held in the ESOP for $47,949. During the twelve months ended June 30, 2019 the Company repurchased 1,810 shares previously held by the ESOP for $44,888.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 10. Employee Stock Ownership Plan, Continued

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan. Share distributions from the ESOP during the twelve months ended June 30, 2020 and 2019 totaled 2,180 shares and 17,279 shares, respectively.

It is the Company’s intention to continue the program with an additional purchase of shares by the ESOP from the Company in fiscal 2021.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the fiscal years ended June 30, 2020 and 2019, was $189,639 and $172,148, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSO”) for the fiscal years ended June 30, 2020 and 2019, was $50,075 and $44,780, respectively. The deferred tax benefit related to the NQSO’s as of June 30, 2020 and 2019 was approximately $10,516 and $9,404, respectively. The remaining stock option expense in each year related to incentive stock options (“ISO”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of June 30, 2020, there was approximately $147,324 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.5 years, of which $40,970 relates to NQSO’s and $106,354 relates to ISO’s. The total deferred tax benefit related the NQSO’s in future years will be approximately $8,604.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"), approved by the Company's shareholders at the Company's Annual Meeting on December 1, 2017. The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of common stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of common stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 plan, of which 164,329 have been granted as of June 30, 2020. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of June 30, 2020, 136,150 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life, and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the year ended June 30, 2020 and 2019.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 11. Stock-based Compensation, Continued

	2020	2019

Dividend yield	4.88%	3.68%
Expected stock price volatility	27.81%	27.63%
Risk-free interest rate	1.67%	2.70%
Expected option life (in years)	5.3 yrs	5.2 yrs
Weighted average fair value per share
of options granted during the period	$3.03	$5.13

The Company declares regular dividends quarterly and declared and paid a regular cash dividends of $1.00 per share for the twelve months ended June 30, 2020. The Company declared regular cash dividends of $1.00 per share and a special cash dividend of $1.00 per share for the twelve months ended June 30, 2019. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the twelve months ended June 30, 2020:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2019	259,164	$25.16	6.37
Granted	54,025	$20.50	9.44
Exercised	(3,600)	$22.50	—
Forfeited or expired	(32,877)	$25.05	—
Outstanding at June 30, 2020	276,712	$24.30	6.10	$0
Vested or expected to vest at June 30, 2020	261,573	$24.34	5.93	$0
Exercisable at June 30, 2020	179,520	$24.63	4.54	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on June 30, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2020. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the twelve months ended June 30, 2020 and 2019 was $263 and $67,328, respectively.

The following table summarizes changes in non-vested stock options during the twelve months ended June 30, 2020:

		Weighted
	Number of	Average
	Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-Vested at July 1, 2019	104,214	$4.08
Granted	54,025	3.03
Vested	(45,920)	2.93
Forfeited or expired	(15,127)	4.11
Non-Vested at June 30, 2020	97,192	$4.03

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 12. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 9, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 53.9% represented by two customers at June 30, 2020 and 46.2% represented by one customer at June 30, 2019.

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

Note 14. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2020 and 2019. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business.  While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, there are no matters pending.

Note 15. Stockholders' Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2020:

Stock options outstanding	276,712
Stock options available for issuance	253,348
Number of common shares reserved	530,060

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 15. Stockholders’ Equity, Continued

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the years ended June 30:

	2020	2019
Numerator:
Net income	$1,163,668	$2,342,694
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,401,213	2,387,124
Unearned ESOP shares	(14,166)	(29,166)
Weighted average common shares issued during the period	2,161	9,708
Weighted average common shares purchased during the period	(1,332)	(362)
Weighted average ESOP shares earned during the period	5,331	5,641
Denominator for basic earnings per common shares –
Weighted average common shares	2,393,207	2,372,945
Diluted EPS:
Common shares outstanding, beginning of period	2,401,213	2,387,124
Unearned ESOP shares	(14,166)	(29,166)
Weighted average common shares issued during the period	2,161	9,708
Weighted average common shares purchased during the period	(1,332)	(362)
Weighted average ESOP shares earned during the period	5,331	5,641
Weighted average dilutive effect of stock options	3,411	16,283
Denominator for diluted earnings per common shares –
Weighted average common shares	2,396,618	2,389,228

Not included in this computation of earnings per share for the year ended June 30, 2020 and 2019 were options to purchase 276,712 and 196,039 shares, respectively, of the Company’s common stock. These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.

The Company paid regular cash dividends on common stock of $1.00 per share for the fiscal year ended June 30, 2020 and paid regular cash dividends on common stock of $1.00 per share and a special cash dividend of $1.00 per share for the fiscal year ended June 30, 2019. The Board of Directors has authorized the payment of a fiscal year 2021 first quarter regular dividend of $0.25 payable October 14, 2020 to shareholders of record on October 5, 2020. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend or declare a special dividend during any future years.

Note 16. Line of Credit

At June 30, 2020, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest payments equal to the LIBOR Daily Floating Rate plus 2.00%. Any borrowing under the line of credit will be collateralized by accounts receivable. The line will be reviewed annually in November for renewal on December 1st. All outstanding balances are payable no later than the expiration date of the agreement, unless other terms are agreed to by the lender.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 17. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2020	Quarter	Quarter	Quarter	Quarter
Net sales	$5,923,819	$7,286,674	$6,191,300	$12,124,438
Gross profit	1,136,348	1,480,148	910,933	2,031,186
Net income (loss)	81,776	228,964	(103,765)	956,693
Net income (loss) per share -
Basic	0.03	0.10	(0.04)	0.40
Diluted	0.03	0.10	(0.04)	0.40

2019
Net sales	$8,337,399	$7,303,109	$9,218,141	$11,619,202
Gross profit	992,934	1,516,235	2,150,439	2,403,565
Net income	61,671	217,758	922,456	1,140,809
Net income per share -
Basic	0.03	0.09	0.39	0.48
Diluted	0.03	0.09	0.39	0.47

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2020.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on December 4, 2020) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules, Signatures

3.1	Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10 -K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8 -K dated September 21, 2020)

4.1	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)

10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)

10.4	2017 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 27, 2017 for the December 1, 2017 Annual Meeting)

10.13	Executive Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.13 on Espey’s Report on Form 8 –K dated March 4, 2013)

10.14	Executive Employment Agreement with Peggy Murphy (incorporated by reference to Exhibit 10.14 on Espey’s Report on Form 8 –K dated March 4, 2013)

10.16	Employment Agreement dated January 16, 2018 with Patrick Enright, Jr. (incorporated by reference to Exhibit 10.16 on Espey’s Report on Form 8-K dated January 16, 2018

10.17	Settlement Agreement dated July 31, 2018, by and among Espey Mfg. & Electronics Corp., The Article 6 Marital Trust Under The First Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, and Paul J. Corr, Michael W. Wool, Barry Pinsley, Carl Helmetag, Howard Pinsley, and Alvin O. Sabo. (incorporated by reference to Exhibit on 10.16 on Espey’s Report on Form 8-K dated July 31, 2018)

11.1	Statement re: Computation of Per Share Net income (filed herewith)

14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)

23.1	Consent of Freed Maxick CPAs, P.C. (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

S I G N A T U R E S

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/Patrick Enright Jr.
Patrick Enright Jr.
President and Chief Executive Officer
September 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Patrick Enright Jr.	President and Chief Executive Officer
Patrick Enright Jr.	September 21, 2020

/s/David O’Neil	Principal Financial Officer and Executive Vice President
David O'Neil	September 21, 2020

/s/Katrina Sparano	Assistant Treasurer
Katrina Sparano	September 21, 2020

/s/Howard Pinsley	Chairman of the Board
Howard Pinsley	September 21, 2020

/s/Michael W. Wool	Director
Michael W. Wool	September 21, 2020

/s/Paul J. Corr	Director
Paul J. Corr	September 21, 2020

/s/Carl Helmetag	Director
Carl Helmetag	September 21, 2020

/s/Alvin Sabo	Director
Alvin Sabo	September 21, 2020

/s/Roger Sexauer	Director
Roger Sexauer	September 21, 2020