Form 10-Q
period 2020-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2020-11-16
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

☐ Yes     ☒ No

At November 12, 2020, there were 2,402,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

September 30, 2020 (Unaudited) and June 30, 2020

	September 30, 2020	June 30, 2020
ASSETS:
Cash and cash equivalents	$9,070,570	$5,402,122
Investment securities	2,828,857	5,141,520
Trade accounts receivable, net of allowance of $3,000	6,375,993	9,013,405
Income tax receivable	19,099	—

Inventories:
Raw materials	2,040,521	2,057,778
Work-in-process	278,422	614,521
Costs related to contracts in process	13,631,804	12,115,756
Total inventories	15,950,747	14,788,055
Prepaid expenses and other current assets	648,330	396,886
Total current assets	34,893,596	34,741,988

Property, plant and equipment, net	3,350,037	3,466,778
Total assets	$38,243,633	$38,208,766

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$2,671,522	$2,861,696
Accrued expenses:
Salaries and wages	484,912	469,201
Vacation	677,547	689,834
Dividends	600,658	—
Other	160,781	318,322
Payroll and other taxes withheld	323,525	186,970
Contract liabilities	2,247,848	2,175,235
Income taxes payable	—	47,707
Total current liabilities	7,166,793	6,748,965
Deferred tax liabilities	215,333	232,953
Total liabilities	7,382,126	6,981,918
Commitments and contingencies (See Note 5)
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,029,874 shares
as of September 30, 2020 and June 30, 2020. Outstanding
2,402,633 as of September 30, 2020 and
June 30, 2020	1,009,958	1,009,958
Capital in excess of par value	19,120,380	19,073,213
Accumulated other comprehensive loss	(4,781)	(3,107)
Retained earnings	18,386,755	18,797,589
	38,512,312	38,877,653
Less: Cost of 627,241 shares of common stock in
treasury as of September 30, 2020 and June 30, 2020	(7,650,805)	(7,650,805)
Total stockholders’ equity	30,861,507	31,226,848
Total liabilities and stockholders' equity	$38,243,633	$38,208,766

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2020 and 2019

	September 30, 2020	September 30, 2019

Net sales	$7,265,515	$5,923,819
Cost of sales	6,138,141	4,787,471
Gross profit	1,127,374	1,136,348

Selling, general and administrative expenses	914,626	1,084,212
Operating income	212,748	52,136

Other income:
Interest income	15,217	32,161
Other	3,128	15,328
Total other income	18,345	47,489

Income before provision for income taxes	231,093	99,625

Provision for income taxes	41,269	17,849

Net income	$189,824	$81,776

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investment securities	(1,674)	197

Total comprehensive income	$188,150	$81,973

Net income per share:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03

Weighted average number of shares outstanding:
Basic	2,402,633	2,387,408
Diluted	2,402,633	2,396,256

Dividends per share:	$0.25	$0.25

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended September 30, 2020

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss)	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2020	2,402,633	$1,009,958	$19,073,213	$(3,107)	$18,797,589	627,241	$(7,650,805)	$—	$31,226,848

Comprehensive income:

Net income					189,824				189,824

Other comprehensive loss,
net of tax of $ (445)				(1,674)					(1,674)

Total comprehensive income									188,150

Stock based-compensation			47,167						47,167

Dividends declared on common stock
$0.25 per share					(600,658)				(600,658)

Balance as of September 30, 2020	2,402,633	$1,009,958	$19,120,380	$(4,781)	$18,386,755	627,241	$(7,650,805)	$—	$30,861,507

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

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2020 and 2019

	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net income	$189,824	$81,776

Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	47,167	47,176
Depreciation	136,548	142,798
ESOP compensation expense	—	87,833
Deferred income tax benefit	(17,175)	(8,688)
Changes in assets and liabilities:
Decrease in trade accounts receivable, net	2,637,412	4,346,797
Increase in income tax receivable	(19,099)	(93,981)
Increase in inventories, net	(1,162,692)	(1,612,900)
(Increase) decrease in prepaid expenses and other current assets	(251,444)	230,260
Decrease in accounts payable	(190,174)	(83,979)
Increase in accrued salaries and wages	15,711	102,634
Decrease in vacation accrual	(12,287)	(111,016)
Decrease in ESOP Payable	—	(3,542)
Decrease in other accrued expenses	(157,541)	(25,245)
Increase (decrease) in payroll and other taxes withheld	136,555	(651)
Increase in contract liabilities	72,613	660,780
Decrease in income taxes payable	(47,707)	(30,481)
Net cash provided by operating activities	1,377,711	3,729,571

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(19,807)	(94,070)
Purchase of investment securities	(292,119)	(2,468,751)
Proceeds from sale/maturity of investment securities	2,602,663	2,581,496
Net cash provided by investing activities	2,290,737	18,675

Cash Flows from Financing Activities:
Dividends on common stock	—	(597,260)
Purchase of treasury stock	—	(8,291)
Proceeds from exercise of stock options	—	50,280
Net cash used in financing activities	—	(555,271)

Increase in cash and cash equivalents	3,668,448	3,192,975
Cash and cash equivalents, beginning of period	5,402,122	1,462,761
Cash and cash equivalents, end of period	$9,070,570	$4,655,736

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$125,250	$151,000

Supplemental Schedule of Non-cash Financing Activities:
Accrual of dividends	$600,658	$—

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Specific to inventories, including work-in-process and contracts in process, management evaluates, quarterly, those estimates used in determining the cost to complete for each contract on Espey Mfg. & Electronics Corp. (the Company's) sales backlog. The change in estimates may affect the reported amount of inventories and gross profit in the current or a future period. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2020. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2020 and June 30, 2020 because of the immediate or short-term maturity of these financial instruments.

Investment securities at September 30, 2020 and June 30, 2020 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at September 30, 2020 and June 30, 2020 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2020
Certificates of deposit	$2,451,000	$—	$—	$2,451,000
Municipal bonds	380,921	780	(3,844)	377,857
Total investment securities	$2,831,921	$780	$(3,844)	$2,828,857

June 30, 2020
Certificates of deposit	$4,679,847	$—	$—	$4,679,847
Municipal bonds	462,618	1,243	(2,188)	461,673
Total investment securities	$5,142,465	$1,243	$(2,188)	$5,141,520

Index

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At September 30, 2020, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of September 30, 2020 and June 30, 2020, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
September 30, 2020
Available-for-sale	$2,828,857	$—	$2,828,857

June 30, 2020
Available-for-sale	$5,141,520	$—	$5,141,520

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 254,762 and 190,639 shares of our common stock for the three months ended September 30, 2020 and 2019, respectively, as the effect of including them would be anti-dilutive. As unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended September 30, 2020 and 2019 was $47,167 and $47,176, respectively, before income taxes. The related total deferred tax benefits were $2,727 and $2,578 for the same periods.

As of September 30, 2020, there was $100,157 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.25 years. The total deferred tax benefit related to these awards is expected to be $5,876.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan, of which 164,329 have been granted as of September 30, 2020. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of September 30, 2020, 119,750 options were outstanding under such plan of which all are vested and exercisable.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

There were no options awarded for the three months ended September 30, 2020 and 2019.

The Company declares regular dividends quarterly and declared a first quarter regular cash dividends of $0.25 per share for the three months ended September 30, 2020. The Company declared and paid a first quarter regular cash dividends of $0.25 per share for the three months ended September 30, 2019. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the three months ended September 30, 2020:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2020	276,712	$24.30	6.10
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(21,950)	$21.02	—
Outstanding at September 30, 2020	254,762	$24.58	6.08	$0
Vested or expected to vest at September 30, 2020	240,227	$24.64	5.92	$0
Exercisable at September 30, 2020	160,620	$25.07	4.54	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on September 30, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2020. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the three months ended September 30, 2020 and 2019 were $0 and $263, respectively.

The following table summarizes changes in non-vested stock options during the three months ended September 30, 2020:

	Number	Weighted Average
	of Shares	Grant Date Fair
	Subject to Option	Value (per Option)
Non-vested at July 1, 2020	97,192	$4.034
Granted	—	—
Vested	—	—
Forfeited or expired	(3,050)	$3.618
Non-vested at September 30, 2020	94,142	$4.048

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2020 and June 30, 2020. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

Index

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, there are no matters pending.

Note 6. Revenue

The company follows Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” to determine the recognition of revenue. This standard requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues.  Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services.

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

Total revenue recognized for the three months ended September 30, 2020 based on units delivered was $5,858,706 compared to $5,118,314 for the same period in fiscal year 2020.  Total revenue recognized for the three months ended September 30, 2020 based on milestones achieved was $1,406,809 compared to $805,505 for the same periods in fiscal year 2020.

The company offers a standard one-year product warranty. Product warranties offered by the company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of September 30, 2020.  Our payment terms are generally 30-60 days.

Contract liabilities were $2,247,848 and $ 2,175,235 as of September 30, 2020 and June 30, 2020, respectively.  The increase in contract liabilities is primarily due to cash collected from a progress payment related to a specific contract. The company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The company’s backlog at September 30, 2020 totaling $62 million is expected to be recognized in the following fiscal years: 43% in 2021; 40% in 2022; 11% in 2023, and 6% thereafter.

Note 7. Recently Issued Accounting Standards

Recent Accounting Pronouncements Adopted

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  This ASU is part of the FASB’s larger disclosure framework project intended to improve the effectiveness of financial statement footnote disclosure.  ASU 2018-13 modifies required fair value disclosures related primarily to level 3 investments.  This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.  The adoption of ASU 2018-13 does not have a material effect on the Company’s financial position, results of operations, and cash flows as our investments are currently Level 1. We will, however, continue to evaluate going forward should we obtain any Level 3 investments.

Index

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued guidance (ASU 2019-12) intended to simplify the accounting for income taxes. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 (the Company’s fiscal 2022), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s disclosures.

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. Effective June 30, 2020, the loan from the Company to the ESOP was paid in full and all shares have been allocated to participants accounts. ESOP compensation expense was $0 for the three months ended September 30, 2020 and $87,833 for the three month periods ended September 30, 2019. It is the Company’s intention to continue the program with an additional purchase of shares by the ESOP from the Company during fiscal 2021.

The ESOP shares as of September 30, 2020 and 2019 were as follows:

	September 30, 2020	September 30, 2019
Allocated shares	469,119	454,610
Committed-to-be-released shares	—	3,542
Unreleased shares	—	10,624

Total shares held by the ESOP	469,119	468,776

Fair value of unreleased shares	$—	$252,001

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three months ended September 30, 2020, the Company did not repurchase any shares. During the three months ended September 30, 2019, the Company repurchased 333 shares previously held in the ESOP for $8,291.

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan. There were no share distributions from the ESOP during the three months ended September 30, 2020 and 2019.

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

Our business is not seasonal. However, the concentration of our business in the rail industry, and in equipment for military applications and industrial applications, and our customer concentrations, expose us to on-going associated risks. These risks include, without limitation, requirements for power supplies in the rail industry, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, the potential of governmental termination of orders for convenience, and the general strength of the industry sectors in which our customers transact business.

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

Index

The total backlog at September 30, 2020 was $62 million, which included $24.8 million from three significant customers, compared to $46.6 million at September 30, 2019, which included $29.5 million from five significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at September 30, 2020 is approximately $61.5 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at September 30, 2020 is approximately $0.5 million and represents a firm multi-year order from a single customer for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at September 30, 2019 was $2.7 million, comprised on the same multi-year order from a single customer. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable. Subsequent to fiscal year ended June 30, 2020, the Company received a request from a customer to stop work on a contract temporarily for a minimum of 120 days. Although the Company has determined that there is no immediate impact resulting from the request, the contract accounts for $1.7 million of the backlog expected to be filled in fiscal 2022. The Company will continue to evaluate any impact on the financial statements. The Company's backlog and risks associated with government contracts is discussed in greater detail below.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones. Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales. We continue to experience technical and schedule delays with our major development programs. The issues causing the delays are being resolved as they arise. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $8.3 million.

The global outbreak of the novel strain of coronavirus COVID-19 disease was declared a pandemic by The World Health Organization (WHO) during March 2020. This resulted in initial country and state-wide mandated closures of non-essential businesses lasting various durations as determined by local jurisdictions. In most instances, businesses have since re-opened, some with limited or reduced capacity due to adherence and compliance with reopening and mitigation guidelines set in place to help prevent workplace exposures. Deemed an essential business, authorized by the Department of Homeland Security, we remained open and continue to be fully operational. Global supply chain disruptions from closures had a minor impact on our ability to ship product during the first quarter. However, because the effects of the pandemic continue world-wide, we believe it is likely we will continue to experience some trickle-down effects to our direct supply base which may impact our ability to ship some scheduled deliveries for the foreseeable future. Presently, we expect these disruptions to be minimal in nature and could result in our suppliers extending lead times for materials or, in some rare instances, require us to procure materials from an alternate supplier in order to meet contractual dates which could impact our anticipated material costs.

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

New orders received in the first three months of fiscal year 2021 were $14.3 million as compared to approximately $7.0 million of new orders received in the first three months of fiscal 2020. It is presently anticipated that a minimum of $26.7 million of orders comprising the September 30, 2020 backlog will be filled during the fiscal year ending June 30, 2021. The minimum of $26.7 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2021. The estimate of the September 30, 2020 backlog to be shipped in fiscal year 2021 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $78 million in the aggregate as of November 3, 2020, for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

Index

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to four significant customers represented 61.9% of the Company’s total sales for the three-month period ended September 30, 2020. Net sales to three significant customers represented 56.7% of the Company’s total sales for the three-month period ended September 30, 2019. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.

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

Results of Operations

Net sales increased for the three months ended September 30, 2020 to $7,265,515 as compared to $5,923,819 for the same period in 2019. The increase in net sales is primarily due to an increase in build to print and magnetic shipments, offset in part, by a decline in power supply shipments. Build to print sales increased in the current period from multiple contracts of varying size, scope and duration in which there were no comparable sales in the same period last year, with the largest concentration of sales related to one significant contract. The increase in magnetic shipments primarily relates to shipments on one specific large engineering contract. The decrease in power supplies primarily resulted from the contract completion on one military contract in which there were no sales in the current quarter when compared to the same period last year.

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

Gross profits for the three months ended September 30, 2020 and 2019 were $1,127,374 and $1,136,348, respectively. Gross profit as a percentage of sales was 15.5% and 19.2%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

The gross profit percentage decreased in the three months ended September 30, 2020 as compared to the same period in 2019 primarily from shipments on a specific build to print program and increased costs incurred on a specific large engineering contract. Current quarter sales on the built to print contract, with no comparable sales for the same period last year, resulted in negligible gross profit, thereby reducing the overall gross profit percentage. In addition, the Company continued to incur a program loss on a specific large engineering contract due to engineering delays, third-party supplier issues and additional testing required. Sales related to this specific contract were higher in the current quarter when compared to the same period last year, however, due to increased program spending, these sales did not contribute to gross profit, resulting in a reduction in the gross profit percentage.

Selling, general and administrative expenses were $914,626 for the three months ended September 30, 2020; a decrease of $169,586, compared to the three months ended September 30, 2019. The decrease for the three months ended September 30, 2020 as compared to the same period in fiscal year 2020 relates primarily to a decrease in employee compensation, professional services, conferences and training, travel and a reduction in board of director’s fees due to the timing of a member’s retirement. Employee compensation decreased due to fewer employees and the reduction in incurred ESOP expense as the plan shares were fully allocated as of June 30, 2020 as noted in Note 8, above.

Other income for the three months ended September 30, 2020 and 2019 was $18,345 and $47,489, respectively. The decrease for the three months ended is primarily due to a decrease in interest income on investments and income received from the sale of scrap metal. The decrease in interest income resulted from the gradual decrease in current yield percentages earned on investment securities and by a reduction in investment securities. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative. The decrease in income from scrap metal sales is primarily due to a decrease in saleable metal remnants.

Index

The Company’s effective tax rate for each of the three months ended September 30, 2020 and 2019, was 17.9%. The effective tax rate in fiscal 2021 and 2020 is less than the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2020, was $189,824 or $0.08 per share, basic and diluted, compared to $81,776 or $0.03 per share, basic and diluted, for the three months ended September 30, 2019. The increase in net income in the current quarter primarily resulted from the decrease in incurred selling, general, and administrative expenditures when compared to the same period in 2019.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2020 and 2019. The line of credit is reviewed annually in November for renewal by December 1st.

The Company's working capital as of September 30, 2020 and 2019 was approximately $27.7 million and $28.0 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three-month period ended September 30, 2020, the company did not repurchase any shares of its common stock from the ESOP. During the three months ended September 30, 2019, the Company repurchased 333 shares previously held in the ESOP for $8,291. Under existing authorizations from the Company's Board of Directors, as of September 30, 2020, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Three months Ended September 30,
	2020	2019
Net cash provided by operating activities	$1,377,711	$3,729,571
Net cash provided by investing activities	2,290,737	18,675
Net cash used in financing activities	—	(555,271)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities compared to the prior year primarily relates to a decrease in accounts receivables collected, a decrease in contract liabilities for the collection of customer advances, the increase in prepaid expenses and other current assets, offset in part, by a reduction in spending on inventory. Net cash provided by investing activities increased in the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to maturing investments that were not reinvested during the three months ended September 30, 2020. The decrease in cash used in financing activities in the current period is primarily related to dividends declared but not paid in the current quarter when compared to the same period last year. In addition, no cash proceeds were received in the the current period from the exercise of stock options when compared to the same period last year.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2020 and 2019, the Company expended $19,807 and $94,070, respectively, for plant improvements and new equipment. The Company has budgeted approximately $200,000 for new equipment and plant improvements in fiscal year 2021. Management anticipates that the funds required will be available from current operations.

Management believes that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company does business. Historically, bad debt expense has been minimal.

Index

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion, supply and manufacturing constraints, potential new orders from customers, the impact of cyber or other security threats or other disruptions to our business, the impact of the COVID-19 pandemic on the United States economy and our operations and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold - None
(c)	Securities Repurchased
Purchases of Equity Securities
			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
July 1 – July 31, 2020	--	--	--	$783,460
August 1 – August 31, 2020	--	--	--	$783,460
September 1 – September 30, 2020	--	--	--	$783,460

(1)	Pursuant to a prior Board of Directors authorization, as of September 30, 2020 the Company can repurchase up to $783,460 of its common stock pursuant to an ongoing plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 16, 2020