Form 10-Q
period 2020-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2021-02-16
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

☐ Yes          ☒ No

At February 12, 2021, there were 2,702,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2020 (Unaudited) and June 30, 2020

	December 31, 2020	June 30, 2020
ASSETS:
Cash and cash equivalents	$9,040,393	$5,402,122
Investment securities	3,203,113	5,141,520
Trade accounts receivable, net of allowance of $3,000	4,207,602	9,013,405
Income tax receivable	86,274	—
ESOP receivable due to dividends on unallocated shares	18,726	—
Inventories:
Raw materials	2,076,391	2,057,778
Work-in-process	362,494	614,521
Costs related to contracts in process	14,055,905	12,115,756
Total inventories	16,494,790	14,788,055

Prepaid expenses and other current assets	506,501	396,886
Total current assets	33,557,399	34,741,988

Property, plant and equipment, net	3,224,610	3,466,778

Total assets	$36,782,009	$38,208,766

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$3,253,983	$2,861,696
Accrued expenses:
Salaries and wages	344,141	469,201
Vacation	666,160	689,834
Other	90,186	318,322
Payroll and other taxes withheld	463,285	186,970
Contract liabilities	1,650,288	2,175,235
Income taxes payable	—	47,707
Total current liabilities	6,468,043	6,748,965
Deferred tax liabilities	197,705	232,953
Total liabilities	6,665,748	6,981,918
Commitments and contingencies (See Note 5)
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 and 3,029,874 shares as of December 31, 2020 and June 30, 2020, respectively.
Outstanding 2,702,633 and 2,402,633 as of December 31, 2020
And June 30, 2020, respectively (includes 297,061 and 0
Unearned ESOP shares, respectively)	1,043,291	1,009,958
Capital in excess of par value	22,995,640	19,073,213
Accumulated other comprehensive loss	(2,069)	(3,107)
Retained earnings	17,605,090	18,797,589
	41,641,952	38,877,653
Less: Unearned ESOP shares	(5,487,000)	—
Cost of 427,241 and 627,241 shares of common stock
in treasury as of December 31, 2020 and June 30, 2020,
respectively	(6,038,691)	(7,650,805)
Total stockholders’ equity	30,116,261	31,226,848

Total liabilities and stockholders' equity	$36,782,009	$38,208,766

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Loss) (Unaudited)

Three and Six Months Ended December 31, 2020 and 2019

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Net sales	$6,962,065	$7,286,674	$14,227,580	$13,210,493
Cost of sales	6,248,604	5,806,526	12,386,745	10,593,997
Gross profit	713,461	1,480,148	1,840,835	2,616,496

Selling, general and administrative expenses	945,478	1,249,742	1,860,104	2,333,954
Operating (loss) income	(232,017)	230,406	(19,269)	282,542

Other income
Interest income	1,753	33,915	16,970	66,076
Other	13,734	4,849	16,861	20,177
Total other income	15,487	38,764	33,831	86,253

(Loss) income before provision for income taxes	(216,530)	269,170	14,562	368,795

(Benefit) provision for income taxes	(35,524)	40,206	5,745	58,055

Net (loss) income	$(181,006)	$228,964	$8,817	$310,740

Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on investment securities	2,712	(355)	1,038	(158)

Total comprehensive (loss) income	$(178,294)	$228,609	$9,855	$310,582

Net (loss) income per share:

Basic	$(0.08)	$0.10	$0.00	$0.13
Diluted	$(0.08)	$0.10	$0.00	$0.13

Weighted average number of shares outstanding:

Basic	2,402,665	2,391,643	2,402,649	2,389,526
Diluted	2,402,665	2,395,020	2,404,043	2,395,638

Dividends per share:	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended December 31, 2020

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Income	Earnings	Shares	Amount	Shares	Equity
Balance as of September 30, 2020	2,402,633	$1,009,958	$19,120,380	$(4,781)	$18,386,755	627,241	$(7,650,805)	$—	$30,861,507

Comprehensive loss:

Net loss					(181,006)				(181,006)

Other comprehensive income,
net of tax of $721				2,712					2,712

Total comprehensive loss									(178,294)

Stock-based compensation			33,707						33,707

Dividends paid on common stock
$0.25 per share					(600,659)				(600,659)

Sale of stock to ESOP	300,000	33,333	3,841,553			(200,000)	1,612,114	(5,487,000)	—

Balance as of December 31, 2020	2,702,633	$1,043,291	$22,995,640	$(2,069)	$17,605,090	427,241	$(6,038,691)	$(5,487,000)	$30,116,261

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Six Months Ended December 31, 2020

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Income	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2020	2,402,633	$1,009,958	$19,073,213	$(3,107)	$18,797,589	627,241	$(7,650,805)	$—	$31,226,848

Comprehensive income:

Net income					8,817				8,817

Other comprehensive income,
net of tax of $ 276				1,038					1,038

Total comprehensive income									9,855

Stock-based compensation			80,874						80,874

Dividends paid on common stock
$0.50 per share					(1,201,316)				(1,201,316)

Sale of stock to ESOP	300,000	33,333	3,841,553			(200,000)	1,612,114	(5,487,000)	—

Balance as of December 31, 2020	2,702,633	$1,043,291	$22,995,640	$(2,069)	$17,605,090	427,241	$(6,038,691)	$(5,487,000)	$30,116,261

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended December 31, 2019

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Income	Earnings	Shares	Amount	Shares	Equity
Balance as of September 30, 2019	2,402,880	$1,009,958	$18,812,931	$(1,102)	$19,506,648	626,994	$(7,624,347)	$(204,706)	$31,499,382

Comprehensive income:

Net income					228,964				228,964

Other comprehensive loss,
net of tax of $ (94)				(355)					(355)

Total comprehensive income									228,609

Stock-based compensation			45,271						45,271

Dividends paid on common stock
$0.25 per share					(596,717)				(596,717)

Purchase of treasury stock	(1,847)					1,847	(39,658)		(39,658)

Balance as of December 31, 2019	2,401,033	$1,009,958	$18,858,202	$(1,457)	$19,138,895	628,841	$(7,664,005)	$(204,706)	$31,136,887

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Six Months Ended December 31, 2019

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Income	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2019	2,401,213	$1,009,958	$18,731,975	$(1,299)	$20,022,132	628,661	$(7,632,556)	$(204,706)	$31,925,504

Comprehensive income:

Net income					310,740				310,740

Other comprehensive loss,
net of tax of $ (42)				(158)					(158)

Total comprehensive income									310,582

Stock options exercised	2,000		33,780			(2,000)	16,500		50,280

Stock-based compensation			92,447						92,447

Dividends paid on common stock
$0.50 per share					(1,193,977)				(1,193,977)

Purchase of treasury stock	(2,180)					2,180	(47,949)		(47,949)

Balance as of December 31, 2019	2,401,033	$1,009,958	$18,858,202	$(1,457)	$19,138,895	628,841	$(7,664,005)	$(204,706)	$31,136,887

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities:
Net income	$8,817	$310,740

Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	80,874	92,447
Depreciation	271,341	286,549
ESOP compensation expense	56,274	165,820
Deferred income tax benefit	(35,524)	(18,561)
Changes in assets and liabilities:
Decrease in trade accounts receivable	4,805,803	6,574,172
Increase in income taxes receivable	(86,274)	(43,903)
Increase in ESOP receivable due to dividends on unallocated shares	(18,726)	—
Increase in inventories	(1,706,735)	(2,363,114)
Increase in prepaid expenses and other current assets	(109,615)	(512,667)
Increase (decrease) increase in accounts payable	392,287	(246,984)
(Decrease) increase in accrued salaries and wages	(125,060)	54,249
Decrease in vacation accrual	(23,674)	(72,161)
Decrease in ESOP Payable	(56,274)	(7,084)
(Decrease) increase in other accrued expenses	(228,136)	76,001
Increase (decrease) in payroll and other taxes withheld	276,315	(60,941)
(Decrease) increase in contract liabilities	(524,947)	1,797,286
Decrease in income taxes payable	(47,707)	(30,481)
Net cash provided by operating activities	2,929,039	6,001,368

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(29,173)	(177,826)
Purchase of investment securities	(2,391,686)	(6,063,558)
Proceeds from sale/maturity of investment securities	4,331,407	6,079,747
Net cash provided by (used in) investing activities	1,910,548	(161,637)

Cash Flows from Financing Activities:
Dividends on common stock	(1,201,316)	(1,193,977)
Purchase of treasury stock	—	(47,949)
Proceeds from exercise of stock options	—	50,280
Net cash used in financing activities	(1,201,316)	(1,191,646)

Increase in cash and cash equivalents	3,638,271	4,648,085
Cash and cash equivalents, beginning of period	5,402,122	1,462,761
Cash and cash equivalents, end of period	$9,040,393	$6,110,846

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$175,250	$151,000

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Specific to inventories, including work-in-process and contracts in process, management evaluates, quarterly, those estimates used in determining the cost to complete for each contract on Espey Mfg. & Electronics Corp. (the Company's) sales backlog. During the quarter ended December 31, 2020 the Company, related to the pandemic, received notice from a customer to cancel an in-process contract. The Company recorded a write-off of inventory to cost of sales to the net realizable value of the inventory based on the terms of the contract. The change in estimates may affect the reported amount of inventories and gross profit in the current or a future period. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2020. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

Note 2. Investment Securities

Accounting Standards Codification (“ASC”) 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2020 and June 30, 2020 because of the immediate or short-term maturity of these financial instruments.

Investment securities at December 31, 2020 and June 30, 2020 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at December 31, 2020 and June 30, 2020 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020
Certificates of deposit	$3,132,000	$—	$—	$3,132,000
Municipal bonds	70,744	369	—	71,113
Total investment securities	$3,202,744	$369	$—	$3,203,113
June 30, 2020
Certificates of deposit	$4,679,847	$—	$—	$4,679,847
Municipal bonds	462,618	1,243	(2,188)	461,673
Total investment securities	$5,142,465	$1,243	$(2,188)	$5,141,520

Index

The portfolio is diversified and highly liquid. At December 31, 2020, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of December 31, 2020 and June 30, 2020, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
December 31, 2020
Available-for-sale	$3,203,113	$—	$3,203,113

June 30, 2020
Available-for-sale	$5,141,520	$—	$5,141,520

Note 3. Net (Loss) Income per Share

Basic net (loss) income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net (loss) income per share, excluded options to purchase 315,337 and 253,312 shares for the three and six months ended December 31, 2020 and 184,342 shares of our common stock for the three and six months ended December 31, 2019, as the effect of including them would be anti-dilutive. As unearned ESOP shares are released or committed-to-be-released the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income (loss) for the three-month periods ended December 31, 2020 and 2019 was $33,707 and $45,271, respectively, before income taxes. The related total deferred tax benefits were $1,080 and $2,483 for the same periods. Total stock-based compensation expense recognized in the statements of comprehensive income (loss) for the six-month periods ended December 31, 2020 and 2019, was $80,874 and $92,447, respectively, before income taxes. The related total deferred tax benefits were $3,808 and $5,061 for the same periods.

As of December 31, 2020, there was $139,818 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years. The total deferred tax benefit related to these awards is expected to be $ 7,712.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan, of which 226,354 have been granted as of December 31, 2020. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of December 31, 2020, 119,750 options were outstanding under such plan of which all are vested and exercisable.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the six months ended December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019

Dividend yield	5.54%	4.88%
Company’s expected volatility	23.41%	27.81%
Risk-free interest rate	0.36%	1.67%
Expected term	5.4 yrs	5.3 yrs
Weighted average fair value per share
of options granted during the period	$1.59	$3.03

The Company declares regular dividends quarterly and declared and paid regular cash dividends of $0.50 per share for the six months ended December 31, 2020. The Company declared regular cash dividends of $0.50 per share for the six months ended December 31, 2019. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2020:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2020	276,712	$24.30	$6.10
Granted	62,025	$18.05	9.81
Exercised	—	—	—
Forfeited or expired	(23,400)	$21.20	—
Outstanding at December 31, 2020	315,337	$23.30	6.60	$53,962
Vested or expected to vest at December 31, 2020	297,286	$23.55	6.43	$44,882
Exercisable at December 31, 2020	205,187	$25.54	5.08	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on December 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2020. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the six months ended December 31, 2020 and 2019 were $0 and $263, respectively.

Index

The following table summarizes changes in non-vested stock options during the six months ended December 31, 2020:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2020	97,192	$4.034
Granted	62,025	$1.590
Vested	(44,667)	$5.140
Forfeited or expired	(4,400)	$3.797
Non-vested at December 31, 2020	110,150	$2.219

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2020 and June 30, 2020. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, there are no matters pending.

Note 6. Revenue

The company follows ASC 606 “Revenue from Contracts with Customers” to determine the recognition of revenue. This standard requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues.  Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services.

Significant judgment is required in determining the satisfaction of performance obligations.  Revenues from our performance obligations are satisfied over time using the output method which considers the appraisal of results achieved and milestones reached or units delivered based on contractual shipment terms, typically shipping point.  Revenue is recognized when the customer takes control of the product or services.  The output method best depicts the transfer of control to the customer as the output method represents work completed. Control is typically transferred to the customer at the shipping point as the company has a present right to payment, the customer has legal title to the asset, the customer has the significant risks and rewards of ownership of the asset, and in most instances the customer has accepted the asset.

Total revenue recognized for the three and six months ended December 31, 2020 based on units delivered totaled $5,865,878 and $11,724,584, respectively, compared to $5,702,565 and $10,820,879 for the same periods in fiscal year 2020.  Total revenue recognized for the three and six months ended December 31, 2020 based on milestones achieved totaled $1,096,187 and $2,502,996, respectively, compared to $1,584,109 and $2,389,614 for the same periods in fiscal year 2020.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of December 31, 2020.  Our payment terms are generally 30-60 days.

Index

Contract liabilities were $1,650,288 and $2,175,235 as of December 31, 2020 and June 30, 2020, respectively.  The decrease in contract liabilities is primarily due to revenue recognized, offset, in part, by the advance collection of cash on specific contracts. The company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at December 31, 2020 totaling $60.1 million is expected, based on expected due dates, to be recognized in the following fiscal years: 27% in 2021; 51% in 2022; 12% in 2023, and 10% thereafter.

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

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30.  Prior to December 1, 2020, the ESOP owned 469,119 shares, all of which were allocated to employees.  On December 1, 2020, pursuant to a Stock Purchase Agreement dated as of such date, the Company, by selling 300,000 shares of its common stock, par value $0.33 1/3 per share, to the Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust, provided more shares to be allocated to employees for services rendered over the next 15 years.  The ESOP paid $18.29 per share, for an aggregate purchase price of $5,487,000.  The determination of the purchase price was based on a fairness opinion obtained by an independent valuation firm.  The ESOP borrowed from the Corporation an amount equal to the purchase price.  The loan will be repaid in fifteen (15) equal annual installments of principal.  The Board of Directors has fixed the interest rate and the unpaid balance will bear interest at a fixed rate of 3.00% per annum.

The Board of Directors of the Company had approved a purchase price per share equal to the lesser of the trading value on the day of closing or the lowest price listed in the valuation established by the independent valuation firm plus $0.25. The valuation identified a range of $18.04 - $19.43 per share.

In making the sale, the Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, because the shares sold were offered only to the ESOP.

After giving effect to the transaction, the ESOP owned 769,119 shares of the Company's 2,702,633 outstanding shares of common stock as of December 1, 2020.

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $56,274 and $77,987 for the three-month periods ended December 31, 2020 and 2019, respectively. ESOP compensation expense was $56,274 and $165,820 for the six-month periods ended December 31, 2020 and 2019, respectively.

Index

The ESOP shares as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Allocated shares	468,663	452,763
Committed-to-be-released shares	2,939	7,083
Unreleased shares	297,061	7,083

Total shares held by the ESOP	768,663	466,929

Fair value of unreleased shares	$5,620,394	$152,993

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three and six months ended December 31, 2020 the Company did not repurchase shares previously held by the ESOP. During the three and six months ended December 31, 2019 the Company repurchased 1,847 and 2,180 shares previously held by the ESOP for $39,658 and $47,949, respectively.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan.  Share distributions from the ESOP during the six months ended December 31, 2020 and 2019 totaled 456 and 2,180, respectively.

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

We continue to place an emphasis on securing “build to print” opportunities, which will allow production work to go directly to the manufacturing floor, limiting the impact on our engineering staff. This allows us to keep our manufacturing team busy while the products are being developed in-house to production.

Index

The total backlog at December 31, 2020 was approximately $60.1 million, which included $26.5 million from three significant customers, compared to $58.4 million at December 31, 2019, which included $30 million from four significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at December 31, 2020 is approximately $57.7 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at December 31, 2020 is approximately $2.4 million and represents two firm multi-year orders from a single customer for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at December 31, 2019 was $2.7 million, comprised of one of the same multi-year orders from a single customer. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  We continue to experience technical and schedule delays with our major development programs. However, these delays are being resolved as they arise and we do not expect any negative impact on our customer order fulfillment projections for fiscal year 2021. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $5.7 million.

The global outbreak of the novel strain of coronavirus COVID-19 disease was declared a pandemic by The World Health Organization (WHO) during March 2020. This resulted in initial country and state-wide mandated closures of non-essential businesses lasting various durations as determined by local jurisdictions. In most instances, businesses have since re-opened, some with limited or reduced capacity due to adherence and compliance with reopening and mitigation guidelines set in place to help prevent workplace exposures. Deemed an essential business, authorized by the Department of Homeland Security, we remained open and continue to be fully operational. Global supply chain disruptions from closures has had an impact on our ability to ship product during the first half of fiscal year 2021. As the effects of the pandemic continue world-wide, we believe it is likely we will continue to experience some trickle-down effects to our direct supply base which may impact our ability to ship some scheduled deliveries for the foreseeable future. Presently, we expect these disruptions to be minimal in nature and could result in our suppliers extending lead times for materials or, in some rare instances, require us to procure materials from an alternate supplier in order to meet contractual dates which could impact our anticipated material costs.

The pandemic has had a direct effect on at least one key customer of the Company with resulting significant impact on the Company. Subsequent to fiscal year ended June 30, 2020, the Company received a request from a customer to stop work temporarily on a design and production contract for a product to be used in the airline industry for a minimum of 120 days. As of December 31, 2020, the contract was cancelled by the customer and as a result the Company has reduced the contract value from $1.7 million to approximately $0.4 million to cover the carrying value of inventory and selling, general and administrative expenses. The current impact to the financial statements for this reduction is discussed in Results of Operations, below. The Company is reviewing legal options and will continue to evaluate the financial statement impact.

Management expects revenues in fiscal year 2021 to approximate revenues during fiscal year 2020 but expects the net income per share to be lower in fiscal year 2021 than the net income per share during fiscal year 2020. These expectations are driven by orders already in our sales backlog. Net income per share has been lowered due to a lower sales expectation and an adjustment made to gross profit in the current quarter related to an inventory write-off discussed in greater detail in Results of Operations.

The Company currently expects new orders in fiscal 2021 to approximate the $40.9 million in new orders received in fiscal year 2020. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

Index

New orders received in the first six months of fiscal year 2021 were $19.4 million as compared to $26 million new orders received in the first six months of fiscal 2020. It is presently anticipated that a minimum of $16.3 million of orders comprising the December 31, 2020 backlog will be filled during the fiscal year ending June 30, 2021. The minimum of $16.3 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2021. The estimate of the December 31, 2020 backlog to be shipped in fiscal year 2021 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $80.8 million in the aggregate as of February 5, 2021 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to three significant customers represented 47% of the Company’s total sales for the three-month period ended December 31, 2020. Net sales to three significant customers represented 42% of the Company’s total sales for the three-month period ended December 31, 2019. Net sales to four significant customer represented 58% of the Company’s total sales for the six-month period ended December 31, 2020. Net sales to one significant customer represented 25.2% of the Company’s total sales for the six-month period ended December 31, 2019. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.

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

Index

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

Results of Operations

Net sales decreased for the three months ended December 31, 2020 to $6,962,065 as compared to $7,286,674 for the same period in 2019. Net sales for the six months ended December 31, 2020 increased to $14,227,580 as compared to $13,210,493 for the same period in 2019. For the three months ended December 31, 2020, sales decreased due to a decline in magnetic and power supply sales offset, in part, by an increase in build to print shipments. For the six months ended December 31, 2020, the increase in net sales is primarily due to an increase in build to print sales, offset in part, by a decline in power supply shipments. Magnetic sales decreased in the current three month period primarily from product mix. Several programs which had reached completion, provided little or no sales in the current period when compared to the same period last year offset, in part, by shipments in the current period on one existing significant design and production contract in which there were no sales in the same period last year. Magnetic sales were also negatively impacted in the current three month period from fewer sales on one specific contract due to the timing of contractual delivery dates. Power supply sales decreased modestly in the three month period and decreased more significantly in the six month period when compared to the same periods last year. The decline in sales in both periods resulted primarily from two specific programs which had reached completion, providing little or no sales in the current periods when compared to the same periods last year. These decreases were offset, in part, by shipments on a larger contract which had minimal sales in the comparative periods last year. Build to print sales increased in both the three and six month periods from multiple contracts of varying size, scope and duration with the largest concentration of sales in both periods related to one significant contract.

We continued to be constrained by engineering design changes required to meet customer requirements, certain supplier product non-conformances, obtaining timely resolutions on issues encompassing build to print customer-owned drawings and an increase in lead times for many parts, including certain electronic components due to industry shortages and volatility within the power electronics industry. We are also experiencing an increase in delays with certain supplier deliveries resulting from COVID. Engineering, program management, and supply chain personnel are working closely with our customers and suppliers to execute on our past due deliveries and we do not expect this situation to affect future business opportunities. We anticipate that many of these issues will be resolved during fiscal 2021. However, COVID has had a direct impact on the airline industry and, as noted above, a resulting impact on the Company contract which has been cancelled by the customer.

Index

Gross profits for the three months ended December 31, 2020 and 2019 were $713,461 and $1,480,148, respectively. Gross profit as a percentage of sales was 10.2% and 20.3%, for the same periods, respectively. For the six months ended December 31, 2020 and 2019, gross profits were $1,840,835 and $2,616,496, respectively. Gross profit as a percentage of sales was 12.9% and 19.8%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

Several factors contributed to a decrease in the gross profit percentage in the three months ended December 31, 2020 as compared to the same period in 2019.  First, the Company wrote down the value of inventory by $335,000, equivalent to approximately fifty percent of the inventory balance, pertaining to a certain design and production contract serving the airline industry which was cancelled by the customer during the fiscal quarter.   We made the adjustment to the cost of sales after the customer rejected our initial proposal for a contract settlement.  Discussions with this customer continue and the Company is reviewing its legal options.  Collections in respect of this contract which may be received in the future will be recognized in income, if and when received.  Second, build to print shipments, including on one contract which yielded no gross profit, in the aggregate yielded lower margins on a higher sales base when compared to the same period last year.  There had been no sales on the specific contract during the prior year.  Third, the gross profit percentage was negatively impacted by a reduction of shipments during the fiscal quarter of magnetic products which had represented robust sales and margins during the same quarter last year. The gross profit percentage decreased in the six months ended December 31, 2020 as compared to the same period in 2019 primarily from product mix, specifically on build to print shipments which yielded lower margins on a higher sales base when compared to the same period last year.  This is largely attributed to a specific contract which had no comparable sales in the prior period.  In addition, the gross profit percentage was negatively impacted by the inventory adjustment made to a specific contract discussed above.

Selling, general and administrative expenses were $945,478 for the three months ended December 31, 2020, a decrease of $304,264, compared to the three months ended December 31, 2019. Selling, general and administrative expenses were $1,860,104 for the six months ended December 31, 2020, a decrease of $473,850 compared to the six months ended December 31, 2019. The decrease for the three months ended December 31, 2020 as compared to the same period in 2019 relates primarily to the decrease in employee compensation, travel, and board of director’s fees resulting from a reduction of one director. The decrease for the six months ended December 31, 2020 as compared to the same period in 2019 relates primarily to the decrease in employee compensation, travel, conference and training expenditures, audit fees due to the timing of progress billings, reduction in outside services supporting sales leads, and a decrease in board of director’s fees due to a reduction of one director. For both periods, employee compensation decreased due to a reduction in workforce and cost reduction measures implemented that included forgoing cost of living increases and the payment of bonuses during the current fiscal year.

Other income for the three months ended December 31, 2020 and 2019 was $15,487 and $38,764, respectively. Other income for the six months ended December 31, 2020 and 2019 was $33,831 and $86,253, respectively. The decrease for the three and six months ended is primarily due to the reduction in investment securities and interest rate reductions. Interest income is a function of the level of investments and investment strategies which generally tend to be conservative.

The Company’s effective tax rates for the three and six months ended December 31, 2020, were 16.4% and 39.5%, respectively, compared to 14.9% and 15.7% for the three and six months ended December 30, 2019, respectively. The effective tax rate in fiscal 2021 and 2020 is less than the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares. The increase in the effective tax rate between periods resulted from discreet tax adjustments relative to income before taxes.

Net loss for the three months ended December 31, 2020, was $(181,006) or $(0.08) per share, basic and diluted, compared to net income of $228,964 or $0.10 per share, basic and diluted, for the three months ended December 31, 2019. Net income for the six months ended December 31, 2020, was $8,817 or $0.00 per share, basic and diluted, compared to $310,740 or $0.13 per share, basic and diluted, for the six months ended December 31, 2019. The decrease in net income in the three and six months ended resulted from the decrease in gross profit and lower other income offset, in part, by the decrease in selling, general and administrative, all discussed above.

Index

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2020 and 2019. The line of credit is reviewed annually in November for renewal by December 1st.

The Company's working capital as of December 31, 2020 and 2019 was approximately $27.1 million and $27.7 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three and six months ended December 31, 2020 the Company did not repurchase any shares held by the ESOP. During the three and six months ended December 31, 2019 the Company repurchased 1,847 and 2,180 shares previously held by the ESOP for $39,658 and $47,949, respectively. Under existing authorizations from the Company's Board of Directors, as of December 31, 2020, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Six months Ended December 31,
	2020	2019
Net cash provided by operating activities	$2,929,039	$6,001,368
Net cash provided by (used in) investing activities	1,910,548	(161,637)
Net cash used in financing activities	(1,201,316)	(1,191,646)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities compared to the prior year primarily relates to the decrease in cash collected from customers as advances in contract liabilities, a decrease in trade accounts receivables collected, and the decrease in net income, offset, in part, by a decrease in spending on accounts payable, inventory purchases and prepaid expenses. Net cash provided by investing activities increased in the six months ended December 31, 2020 as compared to the same period in 2019 primarily due to maturing investments that were not reinvested during this period when compared to the same period last year. Cash used in financing activities increased minimally during the current period. The increase is primarily due to the decrease in cash proceeds collected from the exercise of stock options offset by the decrease in the purchase of treasury stock as compared to the same period last year.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2020 and 2019, the Company expended $29,173 and $177,826, respectively, for plant improvements and new equipment. The Company has budgeted approximately $200,000 for new equipment and plant improvements in fiscal year 2021. Management anticipates that the funds required will be available from current operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Securities Sold -	On December 1, 2020 the Company sold 300,000 shares of its common stock, par value $0.33 1/3 per share, to the Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust, at $18.29 per share, for an aggregate purchase price of $5,487,000. The Company loaned the purchase price to the ESOP. In making the sale, the Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, because the shares sold were offered only to the ESOP.
(c) Securities Repurchased

Purchases of Equity Securities
			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	of Shares	Paid	Plan or	Under the Plan
Period	Purchased	per Share	Program	or Program (1)
October 1 – October 31, 2020				$783,460
November 1 – November 30, 2020				$783,460
December 1 – December 31, 2020				$783,460

(1)	Pursuant to a prior Board of Directors authorization, as of December 31, 2020 the Company can repurchase up to $783,460 of its common stock pursuant to an ongoing plan.
Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer and Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: February 16, 2021