Form 10-Q
period 2021-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2021-05-17
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

☐ Yes     ☒ No

At May 13, 2021, there were 2,702,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2021 (Unaudited) and June 30, 2020

	March 31, 2021	June 30, 2020
ASSETS:
Cash and cash equivalents	$8,488,936	$5,402,122
Investment securities	3,008,456	5,141,520
Trade accounts receivable, net of allowance of $3,000	2,257,441	9,013,405
Income tax receivable	168,201	—

Inventories:
Raw materials	2,070,313	2,057,778
Work-in-process	272,446	614,521
Costs related to contracts in process	16,920,015	12,115,756
Total inventories	19,262,774	14,788,055

Prepaid expenses and other current assets	452,451	396,886
Total current assets	33,638,259	34,741,988

Property, plant and equipment, net	3,101,918	3,466,778

Total assets	$36,740,177	$38,208,766

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$2,860,165	$2,861,696
Accrued expenses:
Salaries and wages	351,342	469,201
Vacation	773,264	689,834
ESOP payable	143,750	—
Other	157,644	318,322
Payroll and other taxes withheld	465,345	186,970
Contract liabilities	2,737,963	2,175,235
Income taxes payable	—	47,707
Total current liabilities	7,489,473	6,748,965
Deferred tax liabilities	179,312	232,953
Total liabilities	7,668,785	6,981,918
Commitments and contingencies (See Note 5)
Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 and 3,029,874 shares as of March 31, 2021 and June 30, 2020, respectively.
Outstanding 2,702,633 and 2,402,633 as of March 31, 2021
and June 30, 2020, respectively (includes 288,245 and 0
Unearned ESOP shares, respectively)	1,043,291	1,009,958
Capital in excess of par value	23,021,052	19,073,213
Accumulated other comprehensive loss	(2,236)	(3,107)
Retained earnings	16,534,976	18,797,589
	40,597,083	38,877,653
Less: Unearned ESOP shares	(5,487,000)	—
Cost of 427,241 and 627,241 shares of common stock
in treasury as of March 31, 2021 and June 30, 2020,
respectively	(6,038,691)	(7,650,805)
Total stockholders’ equity	29,071,392	31,226,848

Total liabilities and stockholders' equity	$36,740,177	$38,208,766

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive (Loss) Income (Unaudited)

Three and Nine Months Ended March 31, 2021 and 2020

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Net sales	$4,205,068	$6,191,300	$18,432,648	$19,401,793
Cost of sales	4,392,222	5,280,367	16,778,967	15,874,364
Gross (loss) profit	(187,154)	910,933	1,653,681	3,527,429

Selling, general and administrative expenses	990,311	1,057,034	2,850,415	3,390,988
Operating (loss) income	(1,177,465)	(146,101)	(1,196,734)	136,441

Other income
Interest income	2,486	20,127	19,456	86,203
Other	4,589	3,391	21,450	23,568
Total other income	7,075	23,518	40,906	109,771

(Loss) income before provision for income taxes	(1,170,390)	(122,583)	(1,155,828)	246,212

(Benefit) provision for income taxes	(100,276)	(18,818)	(94,531)	39,237

Net (loss) income	$(1,070,114)	$(103,765)	$(1,061,297)	$206,975

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investment securities	(167)	1,130	871	972

Total comprehensive (loss) income	$(1,070,281)	$(102,635)	$(1,060,426)	$207,947

Net (loss) income per share:

Basic	$(0.44)	$(0.04)	$(0.44)	$0.09
Diluted	$(0.44)	$(0.04)	$(0.44)	$0.09

Weighted average number of shares outstanding:

Basic	2,405,670	2,394,727	2,403,641	2,391,247
Diluted	2,405,670	2,394,727	2,403,641	2,395,787

Dividends per share:	$0.00	$0.25	$0.50	$0.75

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended March 31, 2021

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Loss	Earnings	Shares	Amount	Shares	Equity
Balance as of December 31, 2020	2,702,633	$1,043,291	$22,995,640	$(2,069)	$17,605,090	427,241	$(6,038,691)	$(5,487,000)	$30,116,261

Comprehensive loss:

Net loss					(1,070,114)				(1,070,114)

Other comprehensive loss,
net of tax of $ (44)				(167)					(167)

Total comprehensive loss									(1,070,281)

Stock-based compensation			25,412						25,412

Balance as of March 31, 2021	2,702,633	$1,043,291	$23,021,052	$(2,236)	$16,534,976	427,241	$(6,038,691)	$(5,487,000)	$29,071,392

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Nine Months Ended March 31, 2021

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Income	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2020	2,402,633	$1,009,958	$19,073,213	$(3,107)	$18,797,589	627,241	$(7,650,805)	$—	$31,226,848

Comprehensive loss:

Net loss					(1,061,297)				(1,061,297)

Other comprehensive income,
net of tax of $ 232				871					871

Total comprehensive loss									(1,060,426)

Stock-based compensation			106,286						106,286

Dividends paid on common stock
$0.50 per share					(1,201,316)				(1,201,316)

Sales of stock to ESOP	300,000	33,333	3,841,553			(200,000)	1,612,114	(5,487,000)	—

Balance as of March 31, 2021	2,702,633	$1,043,291	$23,021,052	$(2,236)	$16,534,976	427,241	$(6,038,691)	$(5,487,000)	$29,071,392

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

Comprehensive loss:

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

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2021 and 2020

	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net (loss) income	$(1,061,297)	$206,975

Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Stock-based compensation	106,286	141,450
Depreciation	399,197	429,543
ESOP compensation expense	218,750	239,061
Loss on disposal of assets	—	3,757
Deferred income tax benefit	(53,873)	(22,533)
Changes in assets and liabilities:
Decrease in trade accounts receivable	6,755,964	5,888,644
Increase in income taxes receivable	(168,201)	(79,469)
Increase in inventories	(4,474,719)	(3,871,109)
Increase in prepaid expenses and other current assets	(55,565)	(264,460)
Decrease in accounts payable	(1,531)	(624,350)
(Decrease) increase in accrued salaries and wages	(117,859)	62,523
Increase (decrease) in vacation accrual	83,430	(1,064)
Decrease in ESOP Payable	(75,000)	(10,625)
(Decrease) increase in other accrued expenses	(160,678)	81,851
Increase (decrease) in payroll and other taxes withheld	278,375	(1,323)
Increase in contract liabilities	562,728	2,785,721
Decrease in income taxes payable	(47,707)	(30,481)
Net cash provided by operating activities	2,188,300	4,934,111

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(34,337)	(210,527)
Purchase of investment securities	(4,294,897)	(7,981,580)
Proceeds from sale/maturity of investment securities	6,429,064	7,943,837
Net cash provided by (used in) investing activities	2,099,830	(248,270)

Cash Flows from Financing Activities:
Dividends on common stock	(1,201,316)	(1,791,094)
Purchase of treasury stock	—	(47,949)
Proceeds from exercise of stock options	—	81,000
Net cash used in financing activities	(1,201,316)	(1,758,043)

Increase in cash and cash equivalents	3,086,814	2,927,798
Cash and cash equivalents, beginning of period	5,402,122	1,462,761
Cash and cash equivalents, end of period	$8,488,936	$4,390,559

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$175,250	$171,720

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Specific to inventories, including work-in-process and contracts in process, management evaluates, quarterly, those estimates used in determining the cost to complete for each contract on Espey Mfg. & Electronics Corp. (the “Company”) sales backlog. In the current fiscal year, due to the pandemic and its impact on the airline industry, the Company received notice from a customer to cancel an in-process contract. As of March 31, 2021, the Company recorded a write-off of inventory to cost of sales reducing the net realizable value of this inventory to zero. The change in estimates may affect the reported amount of inventories and gross profit in the current or a future period. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2020. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of March 31, 2021 and June 30, 2020 because of the immediate or short-term maturity of these financial instruments.

Investment securities at March 31, 2021 and June 30, 2020 consist of certificates of deposit and municipal bonds which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at March 31, 2021 and June 30, 2020 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2021
Certificates of deposit	$2,938,000	$—	$—	$2,938,000
Municipal bonds	70,298	158	—	70,456
Total investment securities	$3,008,298	$158	$—	$3,008,456

June 30, 2020
Certificates of deposit	$4,679,847	$—	$—	$4,679,847
Municipal bonds	462,618	1,243	(2,188)	461,673
Total investment securities	$5,142,465	$1,243	$(2,188)	$5,141,520

Index

The portfolio is diversified and highly liquid. At March 31, 2021, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of March 31, 2021 and June 30, 2020, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
March 31, 2021
Available-for-sale	$3,008,456	$—	$3,008,456

June 30, 2020
Available-for-sale	$5,141,520	$—	$5,141,520

Note 3. Net (Loss) Income per Share

Basic net (loss) income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net (loss) income per share, excluded options to purchase 312,187 shares of our common stock for the three and nine months ended March 31, 2021 and 283,437 shares for the three and nine months ended March 31, 2020, as the effect of including them would be anti-dilutive. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive (loss) income for the three-month periods ended March 31, 2021 and 2020 was $25,412 and $49,003, respectively, before income taxes. The related total deferred tax benefits were $1,547 and $2,727 for the same periods. Total stock-based compensation expense recognized in the statements of comprehensive (loss) income for the nine-month periods ended March 31, 2021 and 2020, was $106,286 and $141,450, respectively, before income taxes. The related total deferred tax benefits were $5,354 and $7,788 for the same periods.

As of March 31, 2021, there was $112,312 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years. The total deferred tax benefit related to these awards is expected to be $6,166.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan, of which 226,354 have been granted as of March 31, 2021. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of March 31, 2021, 118,250 options were outstanding under such plan of which all are vested and exercisable.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the nine months ended March 31, 2021 and 2020.

	March 31, 2021	March 31, 2020

Dividend yield	5.54%	4.88%
Company’s expected volatility	23.41%	27.81%
Risk-free interest rate	0.36%	1.67%
Expected term	5.4 yrs	5.3 yrs
Weighted average fair value per share
of options granted during the period	$1.59	$3.03

Effective March 9, 2021, the Company suspended the payment of its regular quarterly dividend. For the nine months ended March 31, 2021 and 2020, the Company paid regular cash dividends of $0.50 and $0.75 per share, respectively. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the nine months ended March 31, 2021:

	Employee Stock Options Plan
	Number of	Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2020	276,712	$24.30	6.10
Granted	62,025	$18.05	9.56
Exercised	—	—	—
Forfeited or expired	(26,550)	$21.43	—
Outstanding at March 31, 2021	312,187	$23.30	6.36	$0
Vested or expected to vest at March 31, 2021	294,318	$23.56	6.19	$0
Exercisable at March 31, 2021	202,937	$25.55	4.84	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on March 31, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2021. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the nine months ended March 31, 2021 and 2020 were $0 and $263, respectively.

The following table summarizes changes in non-vested stock options during the nine months ended March 31, 2021:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2020	97,192	$4.034
Granted	62,025	$1.590
Vested	(44,667)	$5.140
Forfeited or expired	(5,300)	$3.531
Non-vested at March 31, 2021	109,250	$2.219

Index

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2021 and June 30, 2020. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

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

Significant judgment is required in determining the satisfaction of performance obligations.  Revenues from our performance obligations are satisfied over time using the output method which considers the appraisal of results achieved and milestones reached or units delivered based on contractual shipment terms, typically shipping point.  Revenue is recognized when, or as, the customer takes control of the product or services.  The output method best depicts the transfer of control to the customer as the output method represents work completed. Control is typically transferred to the customer at the shipping point as the Company has a present right to payment, the customer has legal title to the asset, the customer has the significant risks and rewards of ownership of the asset, and in most instances the customer has accepted the asset.

Total revenue recognized for the three and nine months ended March 31, 2021 based on units delivered totaled $3,754,628 and $15,479,212, respectively, compared to $4,985,926 and $15,806,805 for the same periods in fiscal year 2020.  Total revenue recognized for the three and nine months ended March 31, 2021 based on milestones achieved totaled $450,440 and $2,953,436, respectively, compared to $1,205,374 and $3,594,988 for the same periods in fiscal year 2020.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of March 31, 2021.  Our payment terms are generally 30-60 days.

Contract liabilities were $2,737,963 and $2,175,235 as of March 31, 2021 and June 30, 2020, respectively.  The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. The company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at March 31, 2021 totaling $67.3 million is expected, based on expected due dates, to be recognized in the following fiscal years: 19.1% in 2021; 50.6% in 2022; 19.1% in 2023, and 11.2% thereafter.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued guidance (ASU 2019-12) intended to simplify the accounting for income taxes. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 (the Company’s fiscal year beginning July 1, 2021). The Company did not elect early adoption of this guidance and is currently unable to predict the potential impact of this guidance on the Company’s disclosures.

Note 8. Employee Stock Ownership Plan

The Company ESOP covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30.  Prior to December 1, 2020, the ESOP owned 469,119 shares, all of which were allocated to employees.  On December 1, 2020, pursuant to a Stock Purchase Agreement dated as of such date, the Company, by selling 300,000 shares of its common stock, par value $0.33 1/3 per share, to the Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust, provided more shares to be allocated to employees for services rendered over the next 15 years.  The ESOP paid $18.29 per share, for an aggregate purchase price of $5,487,000.  The determination of the purchase price was based on a fairness opinion obtained by an independent valuation firm.  The ESOP borrowed from the Corporation an amount equal to the purchase price.  The loan will be repaid in fifteen (15) equal annual installments of principal.  The Board of Directors has fixed the interest rate and the unpaid balance will bear interest at a fixed rate of 3.00% per annum.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. Any dividends on unallocated shares received by the ESOP are used to pay debt service. Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $162,476 and $73,241 for the three-month periods ended March 31, 2021 and 2020, respectively. ESOP compensation expense was $218,750 and $239,061 for the nine-month periods ended March 31, 2021 and 2020, respectively.

Index

The ESOP shares as of March 31, 2021 and 2020 were as follows:

	March 31, 2021	March 31, 2020
Allocated shares	467,104	452,763
Committed-to-be-released shares	11,755	10,625
Unreleased shares	288,245	3,541

Total shares held by the ESOP	767,104	466,929

Fair value of unreleased shares	$4,381,324	$65,544

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three and nine months ended March 31, 2021 the Company did not repurchase shares previously held by the ESOP. During the three and nine months ended March 31, 2020 the Company repurchased 0 and 2,180 shares previously held by the ESOP for $0 and $47,949, respectively.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan.  Share distributions from the ESOP during the nine months ended March 31, 2021 and 2020 totaled 2,015 and 2,180 shares, respectively.

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

Index

The total backlog at March 31, 2021 was approximately $67.3 million, which included $43.6 million from five significant customers, compared to $59.8 million at March 31, 2020, which included $32.7 million from four significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at March 31, 2021 is approximately $65.2 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at March 31, 2021 is approximately $2.1 million and represents two firm multi-year orders from a single customer for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at March 31, 2020 was $1.2 million, comprised of one of the same multi-year orders from a single customer. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  We continue to experience technical and schedule delays with our major development programs. However, these delays are being resolved as they arise and we do not expect any negative impact on our customer order fulfillment projections for the remainder of fiscal year 2021 or fiscal year 2022. As of April 2021, we received qualification approval on a large significant engineering design and production contract which allows us to begin the manufacturing of end units. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $8.6 million.

In March 2021, we experienced an unplanned facility closure resulting from COVID-19 exposures. With a large number of our on-site workforce testing positive to the virus or required to self-isolate due to an identified direct exposure, operations were suspended for approximately 10 days. The facility did not re-open at full capacity, with employees returning upon proper clearance based on established internal protocols. This closure had a significant impact on our employees’ morale and our ability to manufacture and ship during the current fiscal quarter. Although we continue to experience disruptions from workforce absenses, currently we are fully operational. Global supply chain disruptions from closures has had an impact on our ability to ship product during fiscal year 2021. As the effects of the pandemic continue world-wide, we will continue to experience some trickle-down effects to our direct supply base which will impact our ability to ship some scheduled deliveries for the foreseeable future.

The pandemic has had a direct effect on at least one key customer of the Company with a resulting significant impact on the Company. Subsequent to fiscal year ended June 30, 2020, the Company received a request from a customer to stop work temporarily on a design and production contract for a product to be used in the airline industry for a minimum of 120 days. As of December 31, 2020, the contract was cancelled by the customer and as a result the Company’s sales backlog was reduced by $0.4 million and $1.7 million during the three and nine months ended March 31, 2021, respectively. The impact to the financial statements for this reduction is discussed in Results of Operations, below. The Company is reviewing potential contractual remedies.

Management expects revenues in fiscal year 2021 to be lower than revenues during fiscal year 2020, and expects the net income per share to be lower in fiscal year 2021 than the net income per share during fiscal year 2020. These expectations are driven by orders already in our sales backlog, the impact of workforce and supplier constraints primarily resulting from the effects from the pandemic, an inventory write-off incurred due to a cancelled contract supporting the airline industry also a result of the pandemic, and projected increased costs on several programs beyond initial expectations adversely impacting net income, additionally discussed in Results of Operations.

The Company currently expects new orders in fiscal 2021 to exceed the $40.9 million in new orders received in fiscal year 2020. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

New orders received in the first nine months of fiscal year 2021 were $30.8 million as compared to $33.6 million new orders received in the first nine months of fiscal 2020. It is presently anticipated that a minimum of $12.8 million of orders comprising the March 31, 2021 backlog will be filled during the fiscal year ending June 30, 2021. The minimum of $12.8 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2021. The estimate of the March 31, 2021 backlog to be shipped in fiscal year 2021 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

Index

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $90 million in the aggregate as of May 3, 2021 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to five significant customers represented 66.1% of the Company’s total sales for the three-month period ended March 31, 2021. Net sales to one significant customer represented 33% of the Company’s total sales for the three-month period ended March 31, 2020. Net sales to four significant customer represented 57.3% of the Company’s total sales for the nine-month period ended March 31, 2021. Net sales to one significant customer represented 27.7% of the Company’s total sales for the nine-month period ended March 31, 2020. This high concentration level with these customers presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.

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

Results of Operations

Net sales decreased for the three months ended March 31, 2021 to $4,205,068 as compared to $6,191,300 for the same period in 2020. Net sales for the nine months ended March 31, 2021 decreased to $18,432,648 as compared to $19,401,793 for the same period in 2020. For the three and nine months ended March 31, 2021, sales decreased due to a decline in power supply and magnetic sales offset, in part, by an increase in build to print shipments. In general, sales fluctuations within product categories will occur during a comparable fiscal period as the direct result of product mix, influenced by the duration of specific programs and the contractual terms of firm orders placed for product and services under those those programs including contract value, scope of work and duration. Deliverables within firm contracts are often subject to delivery schedules. Internal and external contraints, at times, impact our ability to ship. Sales results during the three and nine months ended March 31, 2021 were significantly impacted by our inability to manufacture and ship product during the current fiscal quarter due to an unplanned facility closure which occurred in March 2021 resulting from a significant workforce COVID-19 exposure. This closure lasted approximately 10 days with the facility re-opening at less than full capacity. Also impacting sales during the current fiscal year, specific to power supply shipments, is the decline in procurement for product supporting the the rail industry. This decline has been offset, in part, by an increase in build to print contracts of varying size, scope and duration.

In addition, we continued to be constrained by (i) engineering design changes required to meet customer requirements, (ii) certain supplier product non-conformances, (iii) delays in obtaining timely resolutions on issues encompassing build to print customer-owned drawings, and (iv) an increase in lead times for many parts, including certain electronic components due to industry shortages and volatility within the power electronics industry. We are also experiencing an increase in delays with certain supplier deliveries resulting from effects of the COVID-19 pandemic. Engineering, program management, and supply chain personnel are working closely with our customers and suppliers to execute on our past due deliveries and we do not expect this situation to affect future business opportunities. We anticipate that many of these issues will be resolved in the near future. As of April 2021, we received qualification approval on a large significant engineering design and production contract which allows us to begin the manufacturing of end units.

Gross (loss) profits for the three months ended March 31, 2021 and 2020 were $(187,154) and $ 910,933, respectively. Gross (loss) profit as a percentage of sales was approximately (4.5)% and 14.7%, for the same periods, respectively. For the nine months ended March 31, 2021 and 2020, gross profits were $1,653,681 and $3,527,429, respectively. Gross profit as a percentage of sales was approximately 9.0% and 18.2%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. The decrease in sales during the current fiscal quarter primarily resulting from the unplanned facility shutdown due to the COVID-19 pandemic had a significant inpact on gross profit recognized during the three and nine months ended March 31, 2021.

Index

Several factors contributed to a decrease in the gross profit and the gross profit percentage in the three months ended March 31, 2021 as compared to the same period in 2020.  Most significantly, the Company recognized as a reduction to income, increased costs on two specific engineering design and production contracts, one of which incurred an increase in anticipated labor costs and the other primarily consisting of unforeseen material escalation costs to complete the production builds. Second, the Company wrote down the remaining value of inventory pertaining to a certain design and production contract serving the airline industry which was cancelled by the customer during the second quarter of the current fiscal year. The Company is currently reviewing its legal options.  Collections in respect of this contract which may be received in the future will be recognized in income, if and when received. The gross profit percentage decreased in the nine months ended March 31, 2021 as compared to the same period in 2020 primarily from product mix, specifically on build to print shipments which yielded lower margins on a higher sales base when compared to the same period last year.  This is largely attributed to a specific contract which had no comparable sales in the prior period.  In addition, the gross profit percentage was negatively impacted by the increase in costs recognized on two design and production contracts and the inventory adjustment made to a specific contract supporting the airline industry, both discussed above.

Selling, general and administrative expenses were $990,311 for the three months ended March 31, 2021, a decrease of $66,723, compared to the three months ended March 31, 2020. Selling, general and administrative expenses were $2,850,415 for the nine months ended March 31, 2021, a decrease of $540,573 compared to the nine months ended March 31, 2020. The decrease for the three months ended March 31, 2021 as compared to the same period in 2020 relates primarily to the decrease in employee compensation, travel, reduction in outside services supporting sales leads, and a decrease in outgoing freight costs due to a decrease in shipments. These decreases were offset in part by an increase in audit fees due to the timing of progress billings. The decrease for the nine months ended March 31, 2021 as compared to the same period in 2020 relates primarily to the decrease in employee compensation, travel, conference and training expenditures, reduction in outside services supporting sales leads, a decrease in board of director’s fees due to a reduction of one director, and a decrease in outgoing freight costs due to a decrease in shipments. These decreases were offset in part by an increase in outside selling costs for commissions paid on certain contracts. Employee compensation decreased due to a reduction in workforce and cost reduction measures implemented that included forgoing cost of living increases and the payment of bonuses during the current fiscal year.

Other income for the three months ended March 31, 2021 and 2020 was $7,075 and $23,518, respectively. Other income for the nine months ended March 31, 2021 and 2020 was $40,906 and $109,771, respectively. The decrease for the three and nine months ended is primarily due to the decrease in interest income resulting from a reduction in investment securities and interest rate reductions. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rates for the three and nine months ended March 31, 2021, were approximately 8.6% and 8.2%, respectively, compared to approximately 15.4% and 15.9% for the three and nine months ended March 31, 2020, respectively. The effective tax rate in fiscal 2021 and 2020 is less than the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares. The decrease in the effective tax rate between periods is primarily due to a reduction in income before taxes.

Net loss for the three months ended March 31, 2021, was $(1,070,114) or $(0.44) per share, basic and diluted, compared to net loss of $(103,765) or $(0.04) per share, basic and diluted, for the three months ended March 31, 2020. Net (loss) income for the nine months ended March 31, 2021, was $(1,061,297) or $(0.44) per share, basic and diluted, compared to $206,975 or $0.09 per share, basic and diluted, for the nine months ended March 31, 2020. The decrease in net income in the three and nine months ended resulted from the decrease in gross profit and lower other income offset, in part, by the decrease in selling, general and administrative, all discussed above.

Index

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2021 and 2020. The line of credit is reviewed annually in November for renewal by December 1st.

The Company's working capital as of March 31, 2021 and 2020 was $26.1 million and approximately $27.2 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three and nine months ended March 31, 2021 the Company did not repurchase any shares held by the ESOP. During the three and nine months ended March 31, 2020 the Company repurchased 0 and 2,180 shares previously held by the ESOP for $0 and $47,949, respectively. Under existing authorizations from the Company's Board of Directors, as of March 31, 2021, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Nine months Ended March 31,
	2021	2020
Net cash provided by operating activities	$2,188,300	$4,934,111
Net cash provided by (used in) investing activities	2,099,830	(248,270)
Net cash used in financing activities	(1,201,316)	(1,758,043)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities compared to the prior year primarily relates to the decrease in cash collected from customers as advances in contract liabilities, a decrease in net income and an increase in inventory purchases, offset, in part, by a decrease in spending on accounts payable and an increase in trade accounts receivables collected. Net cash provided by investing activities increased in the nine months ended March 31, 2021 as compared to the same period in 2020 primarily due to maturing investments that were not reinvested during this period when compared to the same period last year. Cash used in financing activities decreased during the current period. The decrease is primarily due to the suspension and non-payment of the quarterly dividend during the current fiscal quarter and a decrease in cash proceeds collected from the exercise of stock options offset by the decrease in the purchase of treasury stock as compared to the same period last year.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2021 and 2020, the Company expended $34,337 and $210,527, respectively, for plant improvements and new equipment. The Company has budgeted approximately $200,000 for new equipment and plant improvements in fiscal year 2021. Management anticipates that the funds required will be available from current operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Securities Sold
(c)	Securities Repurchased

As of March 31, 2021 the Company can repurchase up to $783,460 of its common stock pursuant to an ongoing plan authorized by the Board of Directors. During the quarter ended March 31, 2021 no shares were repurchased.

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

Date: May 17, 2021