Form 10-K
period 2021-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2021-09-24
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2021

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company: ☐ Large accelerated filer      ☐ Accelerated filer      ☐ Non-accelerated filer      ☒ Smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐

Indicate by check mark whether the registrant is a shell company.     ☐ Yes     ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $33,443,664 based upon the closing sale price of $18.92 on the NYSE American on December 31, 2020.

At September 22, 2021 there were 2,702,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

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

General

Espey Mfg. & Electronics Corp. (“Espey”) is a power electronics design and original equipment manufacturing (OEM) company with a long history of developing and delivering highly reliable products for use in military and severe environment applications. Design, manufacturing, and testing is performed in our 150,000+ square foot facility located at 233 Ballston Ave., Saratoga Springs, New York. Espey is classified as a “smaller reporting company” for purposes of the reporting requirements under the Securities Exchange Act of 1934, as amended. Espey’s common stock is publicly-traded on the NYSE American under the symbol “ESP.”

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

In fiscal years ended June 30, 2021 and 2020, the Company's total sales were $27,734,598 and $31,526,231, respectively. Sales to four domestic customers, accounted for 16%, 15%, 14% and 14%, respectively, of total sales in 2021. Sales to two domestic customers accounted for 24%, and 14%, respectively, of total sales in 2020. Although we have made improvement in the number of significant customers, this concentration level still presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the financial performance of the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.

Export sales in fiscal years 2021 and 2020 were approximately $2,019,000 and $2,077,000, respectively. The decrease is primarily due to the decrease in magnetic sales offset, in part, by an increase in power supply shipments.

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

Historically, the Company has not typically experienced any significant delays or shortages with respect to the purchase of raw materials and components used in the manufacture of its products. However, over the past several years, the growth and continuing demand in the power electronics industry across multiple manufacturing sectors has created volatility and unpredictability in the availability of certain electronic components and, in some cases, continues to create industry shortages. These shortages have and will likely continue to impact our ability to support our customer’s schedule demands, as lead times for these components have, in some instances, increased from readily available to waiting times of nearly a year or more. In addition, we continue to incur delays in material deliveries from some company suppliers due to the COVID-19 pandemic. We continue to work with our customers to mitigate any adverse impact upon our ability to service their requirements.

The President of the United States continued the imposition of tariffs on steel and aluminum imports from various countries in 2021. Although we are not currently experiencing any significant financial or raw material sourcing issues resulting from the product tariffs, the Company cannot provide any assurance that the existing tariffs, the potential of additional tariffs, and the associated volatility arising from the Administration’s foreign trade policies, will not have a negative impact on our future earnings by increasing our raw material prices and augmenting the lead time for the availability of raw materials. From time to time the Company must identify parts to replace parts which are no longer produced.

Sales Backlog

The total backlog at June 30, 2021 was approximately $65.6 million compared to approximately $54.9 million at June 30, 2020. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at June 30, 2021 is approximately $63.5 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at June 30, 2021 is approximately $2.1 million and represents two firm multi-year orders from a single customer for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at June 30, 2020 was approximately $1 million, comprised of one of the same multi-year orders from a single customer. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

It is presently anticipated that a minimum of $38 million of orders comprising the June 30, 2021 backlog will be filled during the fiscal year ending June 30, 2022. The minimum of $38 million does not include any shipments which may be made against orders received subsequently to the fiscal year ending June 30, 2021. The estimate of the June 30, 2021 backlog to be shipped in fiscal year 2022 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

Future procurement needs supporting the military and the rail industry continue to drive competition. Many of our competitors have invested, and they continue to invest aggressively in upfront product design costs and accept lower profit margins as a strategic means of maintaining existing business and enhancing market share. This continues to put pressure on the pricing of our current products and has lowered our profit margins on some of our new business. In order to compete effectively for new business, in some cases we have invested in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. As part of our strategy, we adjust our pricing in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

We continue to place an emphasis on securing “build to print” opportunities, which allows production work to go directly to the manufacturing floor, limiting the impact on our engineering staff. This allows us to keep our manufacturing team busy while the products being developed in-house transition to production.

Research and Development

Some of the Company's engineers and technicians spend varying amounts of time on either the development of new products or improvements to existing products. A majority of the resulting costs we incur relate to research that is required to support a request for quotation from a customer product-specific need usually associated with stringent size and weight requirements. We do very little pure research as our business primarily is driven by customer product needs and custom product development with some customer funding. The Company's expenditures for research and development were approximately $40,912 and $44,738 in fiscal year 2021 and 2020, respectively.

Employees

The Company had 150 employees as of August 31, 2021. Approximately 39% of the employees are represented by the International Brotherhood of Electrical Workers. The current collective bargaining agreement expires on June 30, 2022. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2021, and the Company believes will not in fiscal year 2022, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE American (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2021	High	Low
First Quarter	$20.41	$15.97
Second Quarter	23.00	17.48
Third Quarter	20.80	14.49
Fourth Quarter	16.47	14.50

2020	High	Low
First Quarter	$27.00	$23.25
Second Quarter	24.00	20.00
Third Quarter	22.90	16.62
Fourth Quarter	20.00	16.75

Holders

The approximate number of holders of record of the common stock was 61 on September 20, 2021 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

Effective March 9, 2021, the Company suspended the payment of regular quarterly dividends. The Company paid regular cash dividends on common stock of $0.50 per share for the fiscal year ended June 30, 2021 and paid regular cash dividends on common stock of $1.00 per share for the fiscal year ended June 30, 2020. Our Board of Directors assesses the Company’s dividend policy periodically.

During fiscal year 2021, the Company sold 300,000 shares of its common stock to the Trustees of The Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust (the “ESOP”). The ESOP paid $18.29 per share, for an aggregate purchase price of $5,487,000. The ESOP borrowed from the Corporation an amount equal to the purchase price.

The Company did not make any open market purchases of equity securities in the fiscal year 2021 fourth quarter.

The following table sets forth information as of June 30, 2021 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by	304,662	$23.37	212,988
security holders
Equity compensation
plans not approved
by security holders	—		—
Total	304,662		212,988

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal year 2022 to be higher than revenues during fiscal year 2021 and expects to generate net income per share as compared to the net loss per share realized during fiscal year 2021. These expectations are driven by orders already in our sales backlog.

Management continues to closely monitor the impact of evolving workforce and supplier constraints, primarily from the effects from the pandemic, to our planned delivery schedules. We continue to experience disruptions from workforce absences due to COVID-19 illnesses and direct contact exposures, resulting in self-isolating protocols to be followed to ensure the safety of company personnel. In addition, we are experiencing disruptions from workforce turnover, as local businesses emerging from the pandemic compete for personnel. Many of our positions require certain skillsets resulting in longer than average time to fill position vacancies. Some company suppliers continue to incur similar disruptions, in addition to incurring longer lead times on certain raw materials.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  We continue to experience technical and schedule delays with certain development programs. However, these delays are being resolved as they arise and we do not expect any negative impact on our customer order fulfillment projections for fiscal year 2022. In April 2021, we received qualification approval on a significant engineering design and production contract which allows us to begin the manufacturing of end units. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $8.9 million.

The Company currently expects new orders in fiscal 2022 to approximate those received in fiscal year 2021. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

During fiscal year 2021 the Company received $38.5 million in new orders. Our total backlog at June 30, 2021 was $65.6 million, as compared to $54.9 million at June 30, 2020. Currently, we expect a minimum of $38 million of orders comprising the June 30, 2021 backlog will be filled during the fiscal year ending June 30, 2022. This $38 million will be supplemented by shipments which may be made against orders received during the 2022 fiscal year.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $75.3 million in the aggregate as of August 31, 2021, for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry. Four significant customers represented approximately 59.4% of the Company’s total sales in fiscal year 2021 and two significant customers represented 38% of the Company’s total sales in fiscal year 2020. These sales are in connection with multiyear programs in which the Company is a significant contractor. The June 30, 2021 backlog of $65.6 million included orders from five customers that represent 15%, 15%, 14%, 13%, and 10%, respectively, of the total backlog. The June 30, 2020 backlog of $54.9 million includes orders from four customers that represent 19%, 13%, 10%, and 10%, respectively, of the total backlog. Although improvement has been made in customer concentrations, this high customer concentration level continues to present significant risk. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures, primarily for machinery and equipment, are expected to be approximately $200,000 for fiscal year 2022. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts. Expectations are that the working capital will be required to fund orders, general operations of the business and dividend payments when applicable. Management along with the Mergers and Acquisitions Committee of the Board of Directors will examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines, provided that such opportunities demonstrate synergies with the Company’s existing product base and accretion to earnings.

Results of Operations

Net sales for the years ended June 30, 2021 and 2020 were $27,734,598 and $31,526,231, respectively, a 12% decrease. The decrease in net sales in fiscal year 2021 is primarily due to a decrease in power supply and magnetics sales offset, in part, by an increase in build to print shipments. In general, sales fluctuations within product categories will occur during a comparable fiscal period as the direct result of product mix, influenced by the duration of specific programs and the contractual terms of firm orders placed for product and services under those programs including contract value, scope of work and duration. Deliverables within firm contracts are often subject to delivery schedules. Internal and external constraints, at times, impact our ability to ship. Sales results during the twelve months ended June 30, 2021 were impacted by our inability to manufacture and ship product during the third quarter due to an unplanned facility closure resulting from a significant workforce COVID-19 exposure. This closure lasted approximately 10 days with the facility re-opening at less than full capacity. These delays in production placed strain on an already aggressive production and shipment schedule in place for the fourth quarter. Also impacting sales during the fiscal year ended June 30, 2021, specific to power supply shipments, is the decline in procurement for product supporting the rail industry and the decrease in shipments against a single military contract which had no sales in the fiscal year when compared to the prior year. This decline was offset, in part, by an increase in build to print contracts of varying size, scope and duration.

In addition, we continued to be constrained by (i) engineering design changes required to meet customer requirements, (ii) certain supplier product non-conformances, (iii) delays in obtaining timely resolutions on issues encompassing build to print customer-owned drawings, and (iv) an increase in lead times for many parts, including certain electronic components due to industry shortages and volatility within the power electronics industry. We are also experiencing an increase in delays with certain supplier deliveries resulting from effects of the COVID-19 pandemic. Engineering, program management, and supply chain personnel are working closely with our customers and suppliers to execute on our past due deliveries and we do not expect this situation to affect future business opportunities. We anticipate that many of these issues will be resolved in the near future. As of April 2021, we received qualification approval on a significant engineering design and production contract which allows us to begin the manufacturing of end units.

Gross profits for the twelve months ended June 30, 2021 and 2020 were $3,359,607 and $5,558,615, respectively. Gross profit as a percentage of sales was approximately 12.1% and 17.6%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income (loss) are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. Impacting sales and gross profits in the current fiscal year, when compared to the prior year, was an unplanned facility shutdown during the third quarter which lasted approximately 10 days due to the COVID-19 pandemic.

Several additional factors contributed to a decrease in the gross profit and the gross profit percentage in the twelve months ended June 30, 2021 as compared to the same period in 2020.  Most significantly, the Company recognized as a reduction to income, increased costs on two specific engineering design and production contracts, one of which incurred an increase in both material and labor anticipated costs and the other primarily consisting of unforeseen material escalation costs to complete the production builds. Second, the Company wrote down the value of inventory pertaining to a certain design and production contract serving the airline industry which was cancelled by the customer during the second quarter of the fiscal year. Finally, sales on several build to print contracts and one specific large magnetics contract, which yielded lower margins, represented a higher volume of the overall product mix in fiscal 2021, thereby resulting in lower gross profit realized in the year.

Selling, general and administrative expenses were $3,785,746 for the fiscal year ended June 30, 2021; a decrease of $600,561 compared to the fiscal year ended June 30, 2020. The decrease for the fiscal year ended June 30, 2021 as compared to the same period in 2020 relates primarily to the decrease in costs incurred for employee compensation, travel, board of director’s fees due to a reduction of one director, outside services supporting sales leads, outside selling costs for commissions paid on certain contracts, and outgoing freight costs due to a decrease in shipments. These decreases were offset in part by an increase in costs associated with recruiting for position vacancies. Employee compensation decreased due to a reduction in workforce and cost reduction measures implemented that included forgoing cost of living increases and the payment of bonuses during the current fiscal year.

Other income for the fiscal year ended June 30, 2021 and 2020 was $57,942 and $136,881, respectively. The decrease in the twelve months ended is primarily due to a decrease in interest income. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative. The decrease in interest income in the current fiscal year resulted from the reduction and timing of investments made, offset in part, by a gradual decrease in overall current yield percentages earned on those investments.

The Company’s effective tax rate was 50.7% in the fiscal year 2021 and 11.1% in fiscal year 2020. The effective tax rate in fiscal 2021 and 2020 varies from the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares. The increase in the effective tax rate between periods is primarily due to the reduction in income before taxes and the benefits received in the current fiscal year on the ESOP dividends paid as well as the tax rate differential associated with the net operating loss carryback which resulted from the net loss incurred in the current fiscal year.

The Company had a net loss for fiscal year 2021 of $(181,543) or $(0.08) per share, basic and diluted compared to net income of $1,163,668 or $0.49 per share, basic and diluted, for fiscal year 2020. The decrease in net income in the twelve months ended June 30, 2021 compared to the same period in 2020 is primarily attributable to lower sales, a lower gross profit margin percentage, and a decrease in other income offset, in part, by a decrease in selling, general, and administrative expenses and the benefit derived from the increase in the effective tax rate, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2021 and 2020. The line of credit is reviewed annually in November for renewal by December 1st.

The Company's working capital as of June 30, 2021 and 2020 was $27.5 million and approximately $28 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the twelve months ended June 30, 2021 the Company did not repurchase any shares held by the ESOP. During the twelve months ended June 30, 2020 the Company repurchased 2,180 shares of its common stock previously held by the ESOP for a purchase price of $47,949. Under existing authorizations from the Company's Board of Directors, as of June 30, 2021, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	2021	2020
Net cash provided by operating activities	$594,996	$5,968,511
Net cash provided by investing activities	2,006,910	326,010
Net cash used in financing activities	(1,201,316)	(2,355,160)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities compared to the prior year primarily relates to the decrease in net income, the increase in inventory purchases, the decrease in cash collected from customers as cash advances and an increase in payments to vendors offset, in part, by an increase in trade accounts receivables collected. Net cash provided by investing activities increased in the twelve months ended June 30, 2021 as compared to the same period in 2020 primarily due to maturing investments that were not reinvested during this period when compared to the same period last year. Cash used in financing activities decreased during the fiscal year ended June 30, 2021. The decrease is primarily due to the suspension and non-payment of the quarterly dividend during the last two quarters of the fiscal year and a decrease in cash proceeds collected from the exercise of stock options, offset by the decrease in the purchase of treasury stock as compared to the same period last year.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the fiscal years ended June 30, 2021 and 2020, the Company expended $43,554 and $214,421, respectively, for plant improvements and new equipment. The Company has budgeted approximately $200,000 for new equipment and plant improvements in fiscal year 2022. Management anticipates that the funds required will be available from current operations.

Management believes that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company does business. Historically, bad debt expense has been minimal.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Espey Mfg. & Electronics Corp.

Opinion on the Financial Statements

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp. (the Company) as of June 30, 2021 and 2020, the related statements of comprehensive (loss) income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Inventory Costs Related to Contracts in Process and Work in Process

As discussed in Notes 2 and 5 to the financial statements, inventoried work relating to contracts in process and work in process is valued at actual production cost, including factory overhead incurred to date. Contract costs include material, subcontract costs, labor, and an allocation of overhead costs. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months.

The estimation of total cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of expected sales and contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation process. When a change in expected sales value or estimated cost is determined, changes are reflected in current period earnings. Due to the magnitude of the inventory, and the subjectivity involved in estimating the total cost at completion we identified the evaluation of the estimate to complete as a critical audit matter, which required a high degree of auditor judgment.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures performed included the following:

•	We obtained an understanding of the process and assumptions used by management to develop estimates to complete including labor, overhead and materials.
•	We tested total cost at completion of a contract by using process employed by management:
o	Testing the completeness and accuracy of the source information used;
o	Testing the mathematical accuracy of management’s calculations;
o	Reviewing expected gross margin on contracts;
o	Evaluating the reasonableness and consistency of methodology and assumptions applied by management; and
o	Performing a retrospective review of the prior-year estimates used to identify potential bias of management judgements.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company's auditor since 2014.

Buffalo, New York

September 24, 2021

Espey Mfg. & Electronics Corp.

Balance Sheets

June 30, 2021 and 2020

	2021	2020
ASSETS
Cash and cash equivalents	$6,802,712	$5,402,122
Investment securities	3,092,000	5,141,520
Trade accounts receivable, net of allowance of $3,000	5,353,781	9,013,405
Income tax receivable	249,602	—

Inventories:
Raw materials	2,111,058	2,057,778
Work-in-process	326,198	614,521
Costs related to contracts in process	16,354,636	12,115,756
Total inventories	18,791,892	14,788,055

Prepaid expenses and other current assets	700,297	396,886
Total current assets	34,990,284	34,741,988

Property, plant and equipment, net	2,990,519	3,466,778
Total assets	$37,980,803	$38,208,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,718,173	$2,861,696
Accrued expenses:
Salaries and wages	475,667	469,201
Vacation	672,611	689,834
Other	126,014	318,322
Payroll and other taxes withheld	409,881	186,970
Contract liabilities	3,077,605	2,175,235
Income taxes payable	—	47,707
Total current liabilities	7,479,951	6,748,965

Deferred tax liabilities	168,557	232,953
Total liabilities	7,648,508	6,981,918
Commitments and Contingencies (See Note 14)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 and 3,029,874 shares as of June 30, 2021 and 2020, respectively. Outstanding 2,702,633 and 2,402,633 as of June 30, 2021 and 2020, respectively
(includes 279,429 and 0 Unearned ESOP Shares,
respectively)	1,043,291	1,009,958
Capital in excess of par value	23,026,096	19,073,213
Accumulated other comprehensive loss	(2,361)	(3,107)
Retained earnings	17,414,730	18,797,589
	41,481,756	38,877,653

Less: Unearned ESOP shares	(5,110,770)	—
Cost of 427,241 and 627,241 shares of common stock
in treasury as of June 30, 2021 and 2020, respectively	(6,038,691)	(7,650,805)
Total stockholders' equity	30,332,295	31,226,848

Total liabilities and stockholders' equity	$37,980,803	$38,208,766

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Comprehensive (Loss) Income

Years Ended June 30, 2021 and 2020

	2021	2020

Net sales	$27,734,598	$31,526,231
Cost of sales	24,374,991	25,967,616
Gross profit	3,359,607	5,558,615

Selling, general and administrative expenses	3,785,746	4,386,307
Operating (loss) income	(426,139)	1,172,308

Other income
Interest income	21,376	109,749
Other	36,566	27,132
Total other income	57,942	136,881

(Loss) income before (benefit) provision for income taxes	(368,197)	1,309,189

(Benefit) provision for income taxes	(186,654)	145,521

Net (loss) income	$(181,543)	$1,163,668

Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on investment securities	746	(1,808)

Total comprehensive (loss) income	$(180,797)	$1,161,860

Net (loss) income per share:
Basic	$(0.08)	$0.49
Diluted	$(0.08)	$0.49

Weighted average number of shares outstanding:
Basic	2,406,345	2,393,207
Diluted	2,406,345	2,396,618

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2021 and 2020

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	Loss	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2019	2,401,213	$1,009,958	$18,731,975	$(1,299)	$20,022,132	628,661	$(7,632,556)	$(204,706)	$31,925,504
Comprehensive income:
Net income					1,163,668				1,163,668
Other comprehensive loss,
net of tax of $ (481)				(1,808)					(1,808)
Total comprehensive income									1,161,860
Stock options exercised	3,600		51,300			(3,600)	29,700		81,000
Stock-based compensation			189,639						189,639
Dividends paid on common stock
$1.00 per share					(2,388,211)				(2,388,211)
Purchase of treasury stock	(2,180)					2,180	(47,949)		(47,949)
Reduction of unearned ESOP shares			100,299					204,706	305,005
Balance as of June 30, 2020	2,402,633	$1,009,958	$19,073,213	$(3,107)	$18,797,589	627,241	$(7,650,805)	$—	$31,226,848

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2021 and 2020

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury Stock		ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Income	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2020	2,402,633	$1,009,958	$19,073,213	$(3,107)	$18,797,589	627,241	$(7,650,805)	$—	$31,226,848
Comprehensive loss:
Net loss					(181,543)				(181,543)
Other comprehensive income,
net of tax of $198				746					746
Total comprehensive loss									(180,797)
Stock-based compensation			133,663						133,663
Dividends paid on common stock
$0.50 per share					(1,201,316)				(1,201,316)
Sale of stock to ESOP	300,000	33,333	3,841,553			(200,000)	1,612,114	(5,487,000)	—
Reduction of unearned ESOP shares			(22,333)					376,230	353,897
Balance as of June 30, 2021	2,702,633	$1,043,291	$23,026,096	$(2,361)	$17,414,730	427,241	$(6,038,691)	$(5,110,770)	$30,332,295

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2021 and 2020

	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(181,543)	$1,163,668
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Stock-based compensation	133,663	189,639
Depreciation	519,813	568,528
ESOP compensation expense	353,897	305,006
Loss on disposal of assets	—	4,525
Loss on inventory reduction due to contract cancellation	710,207	—
Deferred income tax benefit	(64,396)	(43,641)
Changes in assets and liabilities:
Decrease in trade receivables	3,659,624	1,982,378
Increase in income tax receivable	(249,602)	—
Increase in inventories	(4,714,044)	(1,562,918)
(Increase) decrease in prepaid expenses and other current assets	(303,411)	97,295
(Decrease) increase in accounts payable	(143,523)	701,263
Increase in accrued salaries and wages	6,466	139,311
Decrease in vacation accrual	(17,223)	(97,036)
(Decrease) increase in other accrued expenses	(192,308)	208,567
Increase in payroll and other taxes withheld	222,911	125,519
Increase in contract liabilities	902,370	2,169,181
(Decrease) increase in income taxes payable	(47,905)	17,226
Net cash provided by operating activities	$594,996	$5,968,511

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(43,554)	(214,421)
Purchase of investment securities	(5,436,056)	(9,338,100)
Proceeds from sale/maturity of investment securities	7,486,520	9,878,531
Net cash provided by investing activities	2,006,910	326,010

Cash Flows from Financing Activities:
Dividends paid on common stock	(1,201,316)	(2,388,211)
Purchase of treasury stock	—	(47,949)
Proceeds from exercise of stock options	—	81,000
Net cash used in financing activities	(1,201,316)	(2,355,160)

Increase in cash and cash equivalents	1,400,590	3,939,361
Cash and cash equivalents, beginning of the year	5,402,122	1,462,761
Cash and cash equivalents, end of the year	$6,802,712	$5,402,122

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$175,250	$172,475

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

Investment Securities

The Company accounts for its investment securities in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.” Investment securities at June 30, 2021 consists of certificates of deposit and at June 30, 2020 consisted of certificates of deposit and municipal bonds. The Company classifies investment securities as available-for-sale. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Realized gains and losses for securities classified as available-for-sale are included in earnings and are determined using the specific identification method. Interest income is recognized when earned. Fair values are based on quoted market prices available as of the balance sheet date, and are therefore considered a Level 1 valuation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable, accrued expenses and contract liabilities, approximated fair value as of June 30, 2021 and 2020 because of the immediate or short-term maturity of these financial instruments.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables.  Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures.  Accounts receivable are reported net of an allowance for doubtful accounts.  The Company estimates the allowance based on its analysis of specific balances. Interest is not charged on past due balances.  Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2021 and 2020.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

Per Share Amounts

ASC 260-10 “Earnings Per Share (EPS)” requires the Company to calculate net (loss) income per share based on basic and diluted net (loss) income per share, as defined.  Basic EPS excludes dilution and is computed by dividing net (loss) income by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method.  Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive (loss) income.  Other comprehensive (loss) income for fiscal years ended June 30, 2021 and 2020 consists of unrealized holding gains and losses on available-for-sale securities.

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued guidance (ASU 2019-12) intended to simplify the accounting for income taxes. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 (the Company’s fiscal year beginning July 1, 2021). The Company did not elect early adoption of this guidance and is not expected to have an impact on the Company’s disclosures.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no impairments of long-lived assets in fiscal years 2021 and 2020.  Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet, if applicable.

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

Total revenue recognized for the twelve months ended June 30, 2021 based on units delivered totaled $22,973,507 compared to $25,739,709 for the same periods in fiscal year 2020.  Total revenue recognized for the twelve months ended June 30, 2021 based on milestones achieved totaled $4,761,091 compared to $5,786,522 for the same periods in fiscal year 2020.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of June 30, 2021.  Our payment terms are generally 30-60 days.

Contract liabilities were $3,077,605 and $2,175,235 as of June 30, 2021 and 2020, respectively.  The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. The company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at June 30, 2021 totaling $65.6 million is expected, based on expected due dates, to be recognized in the following fiscal years: 58% in 2022; 27% in 2023; 13% in 2024, and 2% thereafter.

Note 4. Investment Securities

Investment securities at June 30, 2021 consist of certificates of deposit and at June 30, 2020 consist of certificates of deposit and municipal bonds, which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at June 30, 2021 and June 30, 2020 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2021
Certificates of deposit	$3,092,000	$—	$—	$3,092,000
Municipal bonds	—	—	—	—
2021 Total investment securities	$3,092,000	$—	$—	$3,092,000

2020
Certificates of deposit	$4,679,847	$—	$—	$4,679,847
Municipal bonds	462,618	1,243	(2,188)	461,673
2020 Total investment securities	$5,142,465	$1,243	$(2,188)	$5,141,520

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 4. Investment Securities, Continued

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At June 30, 2021, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of June 30, 2021 and 2020, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total

2021
Available-for-sale	$3,092,000	$—	$3,092,000
2020
Available-for-sale	$5,141,520	$—	$5,141,520

Note 5. Contracts in Process

Contracts in process at June 30, 2021 and 2020 are as follows:

	2021	2020
Unrecognized gross contract value	$65,647,715	$54,929,249
Costs related to contracts in process	$16,354,636	$12,115,756

Included in costs relating to contracts in process at June 30, 2021 and 2020 are costs relative to contracts that may not be completed within the ensuing year as contracts vary in size, scope and duration. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statements of comprehensive income until the units under contract are shipped.

Note 6. Property, Plant and Equipment

Property, plant and equipment at June 30, 2021 and 2020 is as follows:

	2021	2020
Land	$45,000	$45,000
Building and improvements	4,387,113	4,387,113
Machinery and equipment	11,121,960	11,118,670
Furniture and fixtures	164,200	164,200
	15,718,273	15,714,983
Accumulated depreciation	(12,727,754)	(12,248,205)
Property, plant and equipment, net	$2,990,519	$3,466,778

Depreciation expense was $519,813 and $568,528 for the years ended June 30, 2021 and 2020, respectively.

Note 7. Pension Expense

Under terms of a negotiated union contract which expires on June 30, 2022, the Company is obligated to make contributions to a union-sponsored International Brotherhood of Electrical Workers Local 1799 defined benefit pension plan (Plan identifying number is 14-6065199) covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $112,997 in fiscal year 2021 and $121,273 in fiscal year 2020. These contributions represent more than five percent of the total contributions made into the Plan. For the years beginning January 1, 2021 and 2020, the Plan was in the “green zone” which means it is neither endangered nor critical status. A Funding Improvement Plan, entered into by Plan Trustees in fiscal year 2013, when the Plan was in “critical status,” calls for an increase in contributions starting January 1, 2016 of $0.04 per hour for each year for five years thereafter. The increase did not and will not have a material impact on the Company’s financial statements.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 7. Pension Expense, Continued

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $49,218 and $58,389, for fiscal years 2021 and 2020, respectively.

Note 8. (Benefit) Provision for Income Taxes

A summary of the components of the (benefit) provision for income taxes for the years ended June 30, 2021 and 2020 is as follows:

	2021	2020
Current tax (benefit) expense - federal	$(122,221)	$190,801
Current tax benefit - state	(37)	(1,158)
Deferred tax benefit	(64,396)	(44,122)
(Benefit) provision for income taxes	$(186,654)	$145,521

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

The combined U.S. federal and state effective income tax rates of 50.7% and 11.1%, for 2021 and 2020 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	0.1	(0.1)
ESOP cost versus Fair Market Value	1.3	1.6
Dividend on allocated ESOP shares	25.9	(14.5)
Stock-based compensation	(6.7)	3.0
Foreign Derived Intangible Income Deduction	—	(0.2)
Rate Differential on Net Operating Loss Carryback	10.5	—
Other	(1.4)	0.3
Effective tax rate	50.7%	11.1%

For the years ended June 30, 2021 and 2020 deferred income tax benefit of $64,396 and $44,122, respectively, results from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2021 and 2020 are presented as follows:

	2021	2020
Deferred tax assets:
Accrued expenses	$186,339	$171,880
ESOP	2,190	—
Stock-based compensation	59,659	56,280
Inventory - effect of uniform capitalization	46,197	74,352
Other	—	1,437
Total deferred tax assets	$294,385	$303,949
Deferred tax liability:
Property, plant and equipment - principally due
to differences in depreciation methods	$422,771	$503,009
Prepaid expenses	40,171	33,893
Total deferred tax liability	$462,942	$536,902

Net deferred tax liability	$(168,557)	$(232,953)

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 8. (Benefit) Provision for Income Taxes, Continued

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

As the result of the implementation of the FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. As of June 30, 2021 and 2020, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties in general and administrative expense. As of June 30, 2021 and 2020, the Company has not recorded any provision for accrued interest and penalties.

The Company is subject to taxation in the United States and various state jurisdictions. The federal tax returns are subject to audit for three years from date of filing unless the return was audited within that period. In general the majority of state statutes follow similar guidelines. As such, the Company’s tax returns for tax years ending June 30, 2021, 2020, and 2019 remain open to examination by the respective taxing authorities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the economic uncertainty resulting from the COVID19 pandemic. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income based laws, some of which were enacted as part of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Some of the key changes include eliminating the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 and 2020, allowing NOLs originating in 2018, 2019 and 2020 to be carried back five years, enhanced interest deductibility, and retroactively clarifying the immediate recovery of qualified improvement property costs rather than over a 39-year recovery period. During the year ended June 30, 2021, the Company recorded an approximate $120,000 benefit relating to the NOL carryback provisions provided for in the CARES Act. The Company will continue to monitor additional guidance issued and assess the impact that various provisions will have on its business.

Note 9. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to four domestic customers accounted for 59% of total sales in 2021. Sales to two domestic customers accounted for 38% of total sales in 2020. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 76% represented by four customers at June 30, 2021 and 54% represented by two customers at June 30, 2020.

Export sales in fiscal years 2021 and 2020 were approximately $2,019,000 and $2,077,000, respectively.

Note 10. Employee Stock Ownership Plan

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 10. Employee Stock Ownership Plan, Continued

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. Any dividends on unallocated shares received by the ESOP are used to pay debt service. Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $353,897 and $305,006 for the years ended June 30, 2021 and 2020, respectively.

The ESOP shares as of June 30, 2021 and 2020 were as follows:

	2021	2020
Allocated shares	487,220	466,929
Unreleased shares	279,429	—
Total shares held by the ESOP	766,649	466,929
Fair value of unreleased shares	$4,141,138	$—

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the twelve months ended June 30, 2021, the Company did not repurchase shares previously held by the ESOP. During the twelve months ended June 30, 2020 the Company repurchased 2,180 shares previously held by the ESOP for $47,949.

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan. Share distributions from the ESOP during the twelve months ended June 30, 2021 and 2020 totaled 2,470 shares and 2,180 shares, respectively.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the fiscal years ended June 30, 2021 and 2020, was $133,663 and $189,639, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSO”) for the fiscal years ended June 30, 2021 and 2020, was $32,863 and $50,075, respectively. The deferred tax benefit related to the NQSO’s as of June 30, 2021 and 2020 was approximately $6,901 and $10,516, respectively. The remaining stock option expense in each year related to incentive stock options (“ISO”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of June 30, 2021, there was $84,935 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.5 years, of which $62,941 relates to ISO’s and $21,994 relates to NQSO’s. The total deferred tax benefit related the NQSO’s in future years will be $4,619.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 11. Stock-based Compensation, Continued

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"), approved by the Company's shareholders at the Company's Annual Meeting on December 1, 2017. The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of common stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of common stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 plan, of which 226,354 have been granted as of June 30, 2021. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of June 30, 2021, 117,650 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life, and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the year ended June 30, 2021 and 2020.

	2021	2020

Dividend yield	5.54%	4.88%
Expected stock price volatility	23.41%	27.81%
Risk-free interest rate	0.36%	1.67%
Expected option life (in years)	5.4 yrs	5.3 yrs
Weighted average fair value per share
of options granted during the period	$1.59	$3.03

Effective March 9, 2021, the Company suspended the payment of its regular quarterly dividend. For the twelve months ended June 30, 2021 and 2020, the Company paid regular cash dividends of $0.50 and $1.00 per share, respectively. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the twelve months ended June 30, 2021:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2020	276,712	$24.30	6.10
Granted	62,025	$18.05	9.32
Exercised	—	—	—
Forfeited or expired	(34,075)	$21.23	—
Outstanding at June 30, 2021	304,662	$23.37	6.06	$0
Vested or expected to vest at June 30, 2021	287,971	$23.62	5.89	$0
Exercisable at June 30, 2021	201,212	$25.55	4.58	$0

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 11. Stock-based Compensation, Continued

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on June 30, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2021. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the twelve months ended June 30, 2021 and 2020 was $0 and $263, respectively.

The following table summarizes changes in non-vested stock options during the twelve months ended June 30, 2021:

		Weighted
	Number of	Average
	Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-Vested at July 1, 2020	97,192	$4.03
Granted	62,025	1.59
Vested	(44,667)	5.14
Forfeited or expired	(11,100)	2.83
Non-Vested at June 30, 2021	103,450	$2.22

Note 12. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 9, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 76.3% represented by four customers at June 30, 2021 and 53.9% represented by two customers at June 30, 2020.

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 14. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2021 and 2020. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business.  While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, there are no matters pending.

Note 15. Stockholders' Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2021:

Stock options outstanding	304,662
Stock options available for issuance	212,988
Number of common shares reserved	517,650

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the years ended June 30:

	2021	2020
Numerator:
Net (loss) income	$(181,543)	$1,163,668
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,402,633	2,401,213
Common shares issued to ESOP during the period	300,000	—
Unearned ESOP shares	(300,000)	(14,166)
Weighted average common shares issued during the period	—	2,161
Weighted average common shares purchased during the period	—	(1,332)
Weighted average ESOP shares earned during the period	3,712	5,331
Denominator for basic earnings per common shares –
Weighted average common shares	2,406,345	2,393,207
Diluted EPS:
Common shares outstanding, beginning of period	2,402,633	2,401,213
Common shares issued to ESOP during the period	300,000	—
Unearned ESOP shares	(300,000)	(14,166)
Weighted average common shares issued during the period	—	2,161
Weighted average common shares purchased during the period	—	(1,332)
Weighted average ESOP shares earned during the period	3,712	5,331
Weighted average dilutive effect of stock options	—	3,411
Denominator for diluted earnings per common shares –
Weighted average common shares	2,406,345	2,396,618

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 15. Stockholders’ Equity, Continued

Not included in this computation of earnings per share for the year ended June 30, 2021 and 2020 were options to purchase 304,662 and 276,712 shares, respectively, of the Company’s common stock. These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.

Effective March 9, 2021, the Company suspended the payment of regular quarterly dividends. The Company paid regular cash dividends on common stock of $0.50 per share for the fiscal year ended June 30, 2021 and paid regular cash dividends on common stock of $1.00 per share for the fiscal year ended June 30, 2020. Our Board of Directors assesses the Company’s dividend policy periodically.

Note 16. Line of Credit

At June 30, 2021, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest payments equal to the LIBOR Daily Floating Rate plus 2.30%. Any borrowing under the line of credit will be collateralized by accounts receivable. The line will be reviewed annually in November for renewal on December 1st. All outstanding balances are payable no later than the expiration date of the agreement, unless other terms are agreed to by the lender.

Note 17. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2021	Quarter	Quarter	Quarter	Quarter
Net sales	$7,265,515	$6,962,065	$4,205,068	$9,301,950
Gross profit (loss)	1,127,374	713,461	(187,154)	1,705,926
Net income (loss)	189,824	(181,006)	(1,070,114)	879,753
Net income (loss) per share -
Basic	0.08	(0.08)	(0.44)	0.36
Diluted	0.08	(0.08)	(0.44)	0.36

2020
Net sales	$5,923,819	$7,286,674	$6,191,300	$12,124,438
Gross profit	1,136,348	1,480,148	910,933	2,031,186
Net income (loss)	81,776	228,964	(103,765)	956,693
Net income (loss) per share -
Basic	0.03	0.10	(0.04)	0.40
Diluted	0.03	0.10	(0.04)	0.40

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on December 10, 2021) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules, Signatures

3.1	Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10 -K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8-K dated September 21, 2020)

4.1	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)

10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)

10.4	2017 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 27, 2017 for the December 1, 2017 Annual Meeting)

10.13	Executive Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.13 on Espey’s Report on Form 8 –K dated March 4, 2013)

10.14	Executive Employment Agreement with Peggy Murphy (incorporated by reference to Exhibit 10.14 on Espey’s Report on Form 8 –K dated March 4, 2013)

10.16	Employment Agreement dated January 16, 2018 with Patrick Enright, Jr. (incorporated by reference to Exhibit 10.16 on Espey’s Report on Form 8-K dated January 16, 2018

10.17	Settlement Agreement dated July 31, 2018, by and among Espey Mfg. & Electronics Corp., The Article 6 Marital Trust Under The First Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, and Paul J. Corr, Michael W. Wool, Barry Pinsley, Carl Helmetag, Howard Pinsley, and Alvin O. Sabo. (incorporated by reference to Exhibit on 10.16 on Espey’s Report on Form 8-K dated July 31, 2018)

10.18	Stock Purchase Agreement dated as of December 1, 2020 between Espey Mfg. & Electronics Corp. and The Trustees of the Espey Mfg. & Electronics Corp. Employee Retirement Plan Trust (incorporated by reference to Exhibit 10.18 on Espey’s Report on Form 8-K dated December 1, 2020)

10.19	ESOP Loan Agreement dated as of December 1, 2020 between The Trustees of Espey Mfg. & Electronics Corp. Employee Retirement Plan Trust and Espey Mfg. & Electronics Corp. (incorporated by reference to Exhibit 10.19 on Espey’s Report on Form 8-K dated December 1, 2020)

11.1	Statement re: Computation of Per Share Net (loss) income (filed herewith)

14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)

23.1	Consent of Freed Maxick CPAs, P.C. (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

S I G N A T U R E S

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/Patrick Enright Jr.
Patrick Enright Jr.
President and Chief Executive Officer
September 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Patrick Enright Jr.	President and Chief Executive Officer
Patrick Enright Jr.	September 24, 2021

/s/David O’Neil	Principal Financial Officer and Executive Vice President
David O'Neil	September 24, 2021

/s/Katrina Sparano	Assistant Treasurer
Katrina Sparano	September 24, 2021

/s/Howard Pinsley	Chairman of the Board
Howard Pinsley	September 24, 2021

/s/Michael W. Wool	Director
Michael W. Wool	September 24, 2021

/s/Paul J. Corr	Director
Paul J. Corr	September 24, 2021

/s/Carl Helmetag	Director
Carl Helmetag	September 24, 2021

/s/Alvin Sabo	Director
Alvin Sabo	September 24, 2021

/s/Roger Sexauer	Director
Roger Sexauer	September 24, 2021