Form 10-Q
period 2021-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2021-11-15
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

☐ Yes     ☒ No

At November 11, 2021, there were 2,702,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

September 30, 2021 (Unaudited) and June 30, 2021

	September 30, 2021	June 30, 2021
ASSETS
Cash and cash equivalents	$8,298,714	$6,802,712
Investment securities	3,138,000	3,092,000
Trade accounts receivable, net of allowance of $3,000	4,281,665	5,353,781
Income tax receivable	159,935	249,602

Inventories:
Raw materials	2,058,415	2,111,058
Work-in-process	274,989	326,198
Costs related to contracts in process	16,451,150	16,354,636
Total inventories	18,784,554	18,791,892

Prepaid expenses and other current assets	481,991	700,297
Total current assets	35,144,859	34,990,284

Property, plant and equipment, net	2,914,973	2,990,519

Total assets	$38,059,832	$37,980,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,164,254	$2,718,173
Accrued expenses:
Salaries and wages	549,015	475,667
Vacation	651,934	672,611
ESOP payable	84,506	—
Other	206,906	126,014
Payroll and other taxes withheld	466,428	409,881
Contract liabilities	3,094,985	3,077,605
Total current liabilities	7,218,028	7,479,951
Deferred tax liabilities	150,672	168,557
Total liabilities	7,368,700	7,648,508

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of September 30, 2021 and June 30, 2021. Outstanding 2,702,633 shares as of September 30, 2021 and June 30, 2021 (includes 273,645 and 279,429 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	23,078,872	23,026,096
Accumulated other comprehensive loss	(2,361)	(2,361)
Retained earnings	17,720,791	17,414,730
	41,840,593	41,481,756
Less: Unearned ESOP shares	(5,110,770)	(5,110,770)
Cost of 427,241 shares of common stock in treasury as of September 30, 2021 and June 30, 2021	(6,038,691)	(6,038,691)
Total stockholders’ equity	30,691,132	30,332,295

Total liabilities and stockholders' equity	$38,059,832	$37,980,803

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2021 and 2020

	September 30, 2021	September 30, 2020

Net sales	$7,545,432	$7,265,515
Cost of sales	6,192,334	6,138,141
Gross profit	1,353,098	1,127,374

Selling, general and administrative expenses	994,822	914,626
Operating income	358,276	212,748

Other income
Interest income	1,596	15,217
Other	17,971	3,128
Total other income	19,567	18,345

Income before provision for income taxes	377,843	231,093

Provision for income taxes	71,782	41,269

Net income	$306,061	$189,824

Other comprehensive income, net of tax
Unrealized loss on investment securities	—	(1,674)

Total comprehensive income	$306,061	$188,150

Net income per share:
Basic	$0.13	$0.08
Diluted	$0.13	$0.08

Weighted average number of shares outstanding:
Basic	2,423,267	2,402,633
Diluted	2,423,267	2,402,633

Dividends per share:	$—	$0.25

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp. Statements of Changes in Stockholders' Equity (Unaudited) Three Months Ended September 30, 2021

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Loss	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2021	2,702,633	$1,043,291	$23,026,096	$(2,361)	$17,414,730	427,241	$(6,038,691)	$(5,110,770)	$30,332,295
Comprehensive income:
Net income					306,061				306,061
Other comprehensive income, net of tax of $-				—					—
Total comprehensive income									306,061
Stock-based compensation			52,776						52,776

Balance as of September 30, 2021	2,702,633	$1,043,291	$23,078,872	$(2,361)	$17,720,791	427,241	$(6,038,691)	$(5,110,770)	$30,691,132

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp. Statements of Changes in Stockholders' Equity Three Months Ended September 30, 2020

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss)	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2020	2,402,633	$1,009,958	$19,073,213	$(3,107)	$18,797,589	627,241	$(7,650,805)	$—	$31,226,848
Comprehensive income:
Net income					189,824				189,824
Other comprehensive loss, net of tax of $ (445)				(1,674)					(1,674)
Total comprehensive income									188,150
Stock-based compensation			47,167						47,167
Dividends declared on common stock $0.25 per share					(600,658)				(600,658)

Balance as of September 30, 2020	2,402,633	$1,009,958	$19,120,380	$(4,781)	$18,386,755	627,241	$(7,650,805)	$—	$30,861,507

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2021 and 2020

	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net income	$306,061	$189,824

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	52,776	47,167
Depreciation	121,237	136,548
ESOP compensation expense	84,506	—
Deferred income tax benefit	(17,885)	(17,175)
Changes in assets and liabilities:
Decrease in trade accounts receivable	1,072,116	2,637,412
Decrease (increase) in income taxes receivable	89,667	(19,099)
Decrease (increase) in inventories	7,338	(1,162,692)
Decrease (increase) in prepaid expenses and other current assets	218,306	(251,444)
Decrease in accounts payable	(553,919)	(190,174)
Increase in accrued salaries and wages	73,348	15,711
Decrease in vacation accrual	(20,677)	(12,287)
Increase (decrease) in other accrued expenses	80,892	(157,541)
Increase in payroll and other taxes withheld	56,547	136,555
Increase in contract liabilities	17,380	72,613
Decrease in income taxes payable	—	(47,707)
Net cash provided by operating activities	1,587,693	1,377,711

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(45,691)	(19,807)
Purchase of investment securities	(534,000)	(292,119)
Proceeds from sale/maturity of investment securities	488,000	2,602,663
Net cash (used in) provided by investing activities	(91,691)	2,290,737

Cash Flows from Financing Activities:
Dividends on common stock	—	—
Net cash used in financing activities	—	—

Increase in cash and cash equivalents	1,496,002	3,668,448
Cash and cash equivalents, beginning of period	6,802,712	5,402,122
Cash and cash equivalents, end of period	$8,298,714	$9,070,570

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$—	$125,250

Supplemental Schedule of Non-cash Financing Activities:
Accrual of dividends	$—	$600,658

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Specific to inventories, including work-in-process and contracts in process, management evaluates, quarterly, those estimates used in determining the cost to complete for each contract on Espey Mfg. & Electronics Corp. (the “Company”) sales backlog. The change in estimates may affect the reported amount of inventories and gross profit in the current or a future period. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2021. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2021 and June 30, 2021 because of the immediate or short-term maturity of these financial instruments.

Investment securities at September 30, 2021 and June 30, 2021 consist of certificates of deposit which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at September 30, 2021 and June 30, 2021 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2021
Certificates of deposit	$3,138,000	$—	$—	$3,138,000

June 30, 2021
Certificates of deposit	$3,092,000	$—	$—	$3,092,000

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At September 30, 2021, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of September 30, 2021 and June 30, 2021, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
September 30, 2021
Available-for-sale	$3,138,000	$—	$3,138,000

June 30, 2021
Available-for-sale	$3,092,000	$—	$3,092,000

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net income per share, excluded options to purchase 344,512 shares of our common stock for the three months ended September 30, 2021 and 254,762 shares for the three months ended September 30, 2020, as the effect of including them would be anti-dilutive. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended September 30, 2021 and 2020 was $52,776 and $47,167, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSO”) for the three-month periods ended September 30, 2021 and 2020, was $7,366 and $12,988, respectively. The deferred tax benefit related to the NQSO’s as of September 30, 2021 and 2020 was approximately $1,547 and $2,727, respectively. The remaining stock option expense in each year related to incentive stock options (“ISO”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of September 30, 2021, there was approximately $235,350 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years, of which $220,722 relates to ISO’s and $14,628 relates to NQSO’s. The total deferred tax benefit related to these awards is expected to be $3,072.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan, of which 294,704 have been granted as of September 30, 2021. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of September 30, 2021, 98,050 options were outstanding under such plan of which all are vested and exercisable.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the three months ended September 30, 2021. There were no options awarded for the three months ended September 30, 2020.

September 30, 2021

Dividend yield	—%
Company’s expected volatility	25.50%
Risk-free interest rate	0.89%
Expected term	5.4 yrs
Weighted average fair value per share of options granted during the period	$3.73

Effective March 9, 2021, the Company suspended the payment of its regular quarterly dividend. For the three months ended September 30, 2020, the Company declared cash dividends of $0.25 per share. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the three months ended September 30, 2021:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2021	304,662	$23.37	6.06
Granted	68,350	$14.87	9.76
Exercised	—	—	—
Forfeited or expired	(28,500)	$23.84	—
Outstanding at September 30, 2021	344,512	$21.64	6.85	$0
Vested or expected to vest at September 30, 2021	315,123	$22.06	6.63	$0
Exercisable at September 30, 2021	178,512	$25.58	4.74	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on September 30, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2021. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the three months ended September 30, 2021 and 2020 was $0, resulting from no option exercise activity during those periods.

Index

The following table summarizes changes in non-vested stock options during the three months ended September 30, 2021:

	Weighted Number	Average
	of Shares Subject to Option	Grant Date Fair Value (per Option)
Non-vested at July 1, 2021	103,450	$2.22
Granted	68,350	$3.73
Vested	—	—
Forfeited or expired	(5,800)	$2.36
Non-vested at September 30, 2021	166,000	$2.84

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2021 and June 30, 2021. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

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

Total revenue recognized for the three months ended September 30, 2021 based on units delivered was $6,492,236 compared to $5,858,706 for the same period in fiscal year 2021. Total revenue recognized for the three months ended September 30, 2021 based on milestones achieved was $1,053,196 compared to $1,406,809 for the same period in fiscal year 2021.

Index

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of September 30, 2021. Our payment terms are generally 30-60 days.

Contract liabilities were $3,094,985 and $3,077,605 as of September 30, 2021 and June 30, 2021, respectively. The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at September 30, 2021 totaling approximately $75.2 million is projected, based on expected due dates, to be recognized in the following fiscal years: 40.5% in 2022; 34.6% in 2023; 19.5% in 2024, and 5.4% thereafter.

Note 7. Recently Issued Accounting Standards

Recent Accounting Pronouncements Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 amends ASC 740 to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020. Upon adoption, the amendments in ASU 2019-12 should be applied on a prospective basis to all periods presented. The Company adopted the new guidance under ASU 2019-12 in the first quarter of 2021 and removed the exception for intraperiod allocations from its interim period tax provision calculation, accordingly. The removal of the exception for intraperiod allocations did not have a material impact on the Company.

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the “ESOP”) that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. Prior to December 1, 2020, the ESOP owned 469,119 shares, all of which were allocated to employees. On December 1, 2020, pursuant to a Stock Purchase Agreement dated as of such date, the Company, by selling 300,000 shares of its common stock, par value $0.33 1/3 per share, to the Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust, provided more shares to be allocated to employees for services rendered over the next 15 years. The ESOP paid $18.29 per share, for an aggregate purchase price of $5,487,000. The determination of the purchase price was based on a fairness opinion obtained by an independent valuation firm. The ESOP borrowed from the Corporation an amount equal to the purchase price. The loan will be repaid in fifteen (15) equal annual installments of principal. The Board of Directors has fixed the interest rate and the unpaid balance will bear interest at a fixed rate of 3.00% per annum.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. Any dividends on unallocated shares received by the ESOP are used to pay debt service. Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $84,506 and $0 for the three-month periods ended September 30, 2021 and 2020, respectively. For the period ended September 30, 2020, the previous loan from the Company to the ESOP was paid in full and all shares were allocated to participants’ accounts.

Index

The ESOP shares as of September 30, 2021 and 2020 were as follows:

	September 30, 2021	September 30, 2020
Allocated shares	483,984	469,119
Committed-to-be-released shares	5,784	—
Unreleased shares	273,645	—

Total shares held by the ESOP	763,413	469,119

Fair value of unreleased shares	$3,981,535	$—

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three months ended September 30, 2021 and 2020, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan. Share distributions from the ESOP during the three months ended September 30, 2021 and 2020 totaled 3,236 and 0 shares, respectively.

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

The total backlog at September 30, 2021 was approximately $75.2 million, which included approximately $48 million from four significant customers, compared to $62 million at September 30, 2020, which included $24.8 million from three significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at September 30, 2021 is approximately $74.6 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at September 30, 2021 is approximately $0.6 million and represents two firm multi-year orders from a single customer for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at September 30, 2020 was $0.5 million, comprised of one of the same multi-year orders from a single customer. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  We continue to experience technical and schedule delays with our major development programs. The issues causing the delays are being resolved as soon as possible. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $7.6 million.

The growth and continuing demand in the power electronics industry across multiple manufacturing sectors has created volatility and unpredictability in the availability of certain electronic components and, in some cases, continues to create industry shortages. These shortages have and will likely continue to impact our ability to support our customer’s schedule demands, as lead times for these components have, in some instances, increased from readily available to waiting times of nearly a year or more. In addition, we continue to incur delays in material deliveries from some company suppliers due to the COVID-19 pandemic. We continue to work with our customers to mitigate any adverse impact upon our ability to service their requirements. These issues, if they persist, may cause us to miss projected delivery dates.

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

The Company currently expects new orders in fiscal 2022 to approximate the $38.5 million in new orders received in fiscal year 2021. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

New orders received in the first three months of fiscal year 2022 were approximately $17.1 million as compared to $14.3 million new orders received in the first three months of fiscal 2021. It is presently anticipated that a minimum of $30.5 million of orders comprising the September 30, 2021 backlog will be filled during the fiscal year ending June 30, 2022 subject, however, to the impact of the factors identified above. The minimum of $30.5 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2022.

Index

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $77 million in the aggregate as of November 4, 2021 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to five significant customers represented 78% of the Company’s total sales for the three-month period ended September 30, 2021. Net sales to four significant customers represented 61.9% of the Company’s total sales for the three-month period ended September 30, 2020. Improvement has been made in customer concentrations recently. However, this high customer concentration level continues to present significant risk. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Index

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

Results of Operations

Net sales for the three months ended September 30, 2021 and 2020 were $7,545,432 and $7,265,515, respectively, a 3.8% increase. The increase in net sales in fiscal year 2022 is primarily due to an increase in magnetics and build to print sales offset, in part, by a decrease in power supply shipments. In general, sales fluctuations within product categories will occur during a comparable fiscal period as the direct result of product mix, influenced by the duration of specific programs and the contractual terms of firm orders placed for product and services under those programs including contract value, scope of work and duration. Deliverables within firm contracts are often subject to delivery schedules which also contributes to sales fluctuations between comparable periods. Internal and external constraints, at times, impact our ability to ship. The impact of the COVID-19 pandemic continues to impact raw material delivery schedules with longer lead times on certain raw materials. In addition, we are experiencing disruptions from workforce turnover, as local businesses emerging from the pandemic compete for personnel. Employee turnover has had a direct impact on our ability to optimally build, test, inspect and ship product. Specific to the current quarter, the increase in sales was the result of contractual timing offset, in part, by internal and external constraints, all discussed above.

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

Gross profits for the three months ended September 30, 2021 and 2020 were $1,353,098 and $1,127,374, respectively. Gross profit as a percentage of sales was approximately 17.9% and 15.5%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

The improvement in gross profit and the gross profit percentage in the three months ended September 30, 2021 as compared to the same period in 2020 resulted primarily from an increase in sales and from product mix mainly attributable to magnetics and build to print shipments. This improvement resulted mostly from higher sales on certain legacy product which typically yields higher margins when compared to sales for the same period last year. This improvement was offset, in part, by increased spending on a specific built to print contract when compared to the same period last year.

Index

Selling, general and administrative expenses were $994,822 for the three months ended September 30, 2021, an increase of $80,196, compared to the three months ended September 30, 2020. The increase for the three months ended September 30, 2021 as compared to the same period in 2020 relates primarily to the increase in employee compensation costs and an increase in expenses incurred to recruit and fill company-wide position vacancies. These increases were offset, in part, by a decrease in outgoing freight costs due to product mix. Employee compensation costs increased due to the incurred cost associated with the new leveraged ESOP transaction dated December 1, 2020 which had no expense in the comparable year as the prior leveraged ESOP transaction was fully allocated as of June 30, 2020. In addition, expense was incurred for anticipated employee compensation incentives which had no or less expense in the prior year. These increased costs were offset, in part, by a reduction in direct payroll expense incurred for program management personnel due to department restructuring and the timing of those changes.

Other income for the three months ended September 30, 2021 and 2020 was $19,567 and $18,345, respectively. The increase for the three months ended is primarily due to the increase in other income primarily from scrap sales offset, in part, by a decrease in interest income resulting from updated investment strategies which yield lower interest while maintaining higher liquidity. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate for the three months ended September 30, 2021 was approximately 19.0%, compared to 17.9% for the three months ended September 30, 2020. The effective tax rate in fiscal 2021 and 2020 is less than the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares.

Net income for the three months ended September 30, 2021, was $306,061 or $0.13 per share, basic and diluted, compared to net income of $189,824 or $0.08 per share, basic and diluted, for the three months ended September 30, 2020. The increase in net income in the three months ended resulted from the increase in gross profit offset, in part, by an increase in selling, general and administrative expenses and an increase in the provision for income taxes, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2021 and 2020. The line of credit is reviewed annually in November for renewal by December 1st.

The Company's working capital as of September 30, 2021 and 2020 was $27.9 million and approximately $27.7 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three months ended September 30, 2021 and 2020, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of September 30, 2021, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Three Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$1,587,693	$1,377,711
Net cash (used in) provided by investing activities	(91,691)	2,290,737
Net cash used in financing activities	—	—

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to the increase in net income and the decrease in inventory purchases offset, in part, by decrease in cash collected from trade receivables. Net cash provided by investing activities decreased in the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to the reinvestment of matured securities when compared to the same period last year. During the three months ended September 30, 2021 and 2020, there was no cash used for financing activities. In the prior year, the dividend declared in the three months ended September 30, 2020 was paid in the subsequent fiscal quarter.

Index

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2021 and 2020, the Company expended $45,691 and $19,807, respectively, for plant improvements and new equipment. The Company has budgeted approximately $200,000 for new equipment and plant improvements in fiscal year 2022. Management anticipates that the funds required will be available from current operations.

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

As of September 30, 2021 the Company can repurchase up to $783,460 of its common stock pursuant to an ongoing plan authorized by the Board of Directors. During the quarter ended September 30, 2021 no shares were repurchased.

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

Date: November 15, 2021