Form 10-Q
period 2021-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2022-02-14
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

At February 11, 2022, there were 2,702,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2021 (Unaudited) and June 30, 2021

	December 31, 2021	June 30, 2021
ASSETS
Cash and cash equivalents	$7,018,282	$6,802,712
Investment securities	3,057,000	3,092,000
Trade accounts receivable, net of allowance of $3,000	4,888,399	5,353,781
Income tax receivable	252,643	249,602

Inventories:
Raw materials	2,074,883	2,111,058
Work-in-process	242,094	326,198
Costs related to contracts in process	17,012,234	16,354,636
Total inventories	19,329,211	18,791,892

Prepaid expenses and other current assets	808,857	700,297
Total current assets	35,354,392	34,990,284

Property, plant and equipment, net	2,833,961	2,990,519

Total assets	$38,188,353	$37,980,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,585,174	$2,718,173
Accrued expenses:
Salaries and wages	649,089	475,667
Vacation	656,292	672,611
ESOP payable	168,318	—
Other	57,037	126,014
Payroll and other taxes withheld	278,924	409,881
Contract liabilities	2,904,746	3,077,605
Total current liabilities	7,299,580	7,479,951
Deferred tax liabilities	134,649	168,557
Total liabilities	7,434,229	7,648,508

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of December 31, 2021 and June 30, 2021. Outstanding 2,702,633 shares as of December 31, 2021 and June 30, 2021 (includes 267,861 and 279,429 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	23,120,663	23,026,096
Accumulated other comprehensive loss	(2,361)	(2,361)
Retained earnings	17,741,992	17,414,730
	41,903,585	41,481,756
Less: Unearned ESOP shares	(5,110,770)	(5,110,770)
Cost of 427,241 shares of common stock in treasury as of December 31, 2021 and June 30, 2021	(6,038,691)	(6,038,691)
Total stockholders’ equity	30,754,124	30,332,295

Total liabilities and stockholders' equity	$38,188,353	$37,980,803

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Loss) (Unaudited)

Three and Six Months Ended December 31, 2021 and 2020

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Net sales	$7,458,050	$6,962,065	$15,003,482	$14,227,580
Cost of sales	6,251,233	6,248,604	12,443,567	12,386,745
Gross profit	1,206,817	713,461	2,559,915	1,840,835

Selling, general and administrative expenses	1,186,168	945,478	2,180,990	1,860,104
Operating income (loss)	20,649	(232,017)	378,925	(19,269)

Other income
Interest income	1,716	1,753	3,312	16,970
Other	10,105	13,734	28,076	16,861
Total other income	11,821	15,487	31,388	33,831

Income (loss) before provision (benefit) for income taxes	32,470	(216,530)	410,313	14,562

Provision (benefit) for income taxes	11,269	(35,524)	83,051	5,745

Net income (loss)	$21,201	$(181,006)	$327,262	$8,817

Other comprehensive income, net of tax:
Unrealized gain on investment securities	—	2,712	—	1,038

Total comprehensive income (loss)	$21,201	$(178,294)	$327,262	$9,855

Net income (loss) per share:
Basic	$0.01	$(0.08)	$0.14	$0.00
Diluted	$0.01	$(0.08)	$0.14	$0.00

Weighted average number of shares outstanding:
Basic	2,429,051	2,402,665	2,426,159	2,402,649
Diluted	2,429,199	2,402,665	2,426,233	2,404,043

Dividends per share:	$—	$0.25	$—	$0.50

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp. Statements of Changes in Stockholders' Equity (Unaudited) Three Months Ended December 31, 2021

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Loss	Earnings	Shares	Amount	Shares	Equity
Balance as of September 30, 2021	2,702,633	$1,043,291	$23,078,872	$(2,361)	$17,720,791	427,241	$(6,038,691)	$(5,110,770)	$30,691,132

Net income					21,201				21,201

Stock-based compensation			41,791						41,791

Balance as of December 31, 2021	2,702,633	$1,043,291	$23,120,663	$(2,361)	$17,741,992	427,241	$(6,038,691)	$(5,110,770)	$30,754,124

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp. Statements of Changes in Stockholders' Equity (Unaudited) Six Months Ended December 31, 2021

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Loss	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2021	2,702,633	$1,043,291	$23,026,096	$(2,361)	$17,414,730	427,241	$(6,038,691)	$(5,110,770)	$30,332,295

Net income					327,262				327,262

Stock-based compensation			94,567						94,567

Balance as of December 31, 2021	2,702,633	$1,043,291	$23,120,663	$(2,361)	$17,741,992	427,241	$(6,038,691)	$(5,110,770)	$30,754,124

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

Index

Espey Mfg. & Electronics Corp. Statements of Changes in Stockholders' Equity (Unaudited) Six Months Ended December 31, 2020

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Income	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2020	2,402,633	$1,009,958	$19,073,213	$(3,107)	$18,797,589	627,241	$(7,650,805)	$—	$31,226,848

Comprehensive income:
Net income					8,817				8,817

Other comprehensive income, net of tax of $276				1,038					1,038

Total comprehensive income									9,855

Stock-based compensation			80,874						80,874

Dividends paid on common stock $0.50 per share					(1,201,316)				(1,201,316)

Sale of stock to ESOP	300,000	33,333	3,841,553			(200,000)	1,612,114	(5,487,000)	—

Balance as of December 31, 2020	2,702,633	$1,043,291	$22,995,640	$(2,069)	$17,605,090	427,241	$(6,038,691)	$(5,487,000)	$30,116,261

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income	$327,262	$8,817

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	94,567	80,874
Depreciation	253,846	271,341
ESOP compensation expense	168,318	56,274
Deferred income tax benefit	(33,908)	(35,524)
Changes in assets and liabilities:
Decrease in trade accounts receivable	465,382	4,805,803
Increase in income taxes receivable	(3,041)	(86,274)
Increase in ESOP receivable due to dividends on unallocated shares	—	(18,726)
Increase in inventories	(537,319)	(1,706,735)
Increase in prepaid expenses and other current assets	(108,560)	(109,615)
(Decrease) increase in accounts payable	(132,999)	392,287
Increase (decrease) in accrued salaries and wages	173,422	(125,060)
Decrease in vacation accrual	(16,319)	(23,674)
Decrease in ESOP Payable	—	(56,274)
Decrease in other accrued expenses	(68,977)	(228,136)
(Decrease) increase in payroll and other taxes withheld	(130,957)	276,315
Decrease in contract liabilities	(172,859)	(524,947)
Decrease in income taxes payable	—	(47,707)
Net cash provided by operating activities	277,858	2,929,039

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(97,288)	(29,173)
Purchase of investment securities	(2,061,000)	(2,391,686)
Proceeds from sale/maturity of investment securities	2,096,000	4,331,407
Net cash (used in) provided by investing activities	(62,288)	1,910,548

Cash Flows from Financing Activities:
Dividends on common stock	—	(1,201,316)
Net cash used in financing activities	—	(1,201,316)

Increase in cash and cash equivalents	215,570	3,638,271
Cash and cash equivalents, beginning of period	6,802,712	5,402,122
Cash and cash equivalents, end of period	$7,018,282	$9,040,393

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$120,000	$175,250

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2021 and June 30, 2021 because of the immediate or short-term maturity of these financial instruments.

Investment securities at December 31, 2021 and June 30, 2021 consist of certificates of deposit which are classified as available-for-sale securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at December 31, 2021 and June 30, 2021 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2021
Certificates of deposit	$3,057,000	$—	$—	$3,057,000

June 30, 2021
Certificates of deposit	$3,092,000	$—	$—	$3,092,000

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At December 31, 2021, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of December 31, 2021 and June 30, 2021, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
December 31, 2021
Available-for-sale	$3,057,000	$—	$3,057,000

June 30, 2021
Available-for-sale	$3,092,000	$—	$3,092,000

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net income per share, excluded options to purchase 316,912 shares of our common stock for the three and six months ended December 31, 2021 and the computation of diluted net (loss) income per share, excluded options to purchase 315,337 and 253,312 shares for the three and six months ended December 31, 2020, as the effect of including them would be anti-dilutive. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended December 31, 2021 and 2020 was $41,791 and $33,707, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSO”) for the three-month periods ended December 31, 2021 and 2020, was $8,757 and $5,143, respectively. The deferred tax benefit related to the NQSO’s as of December 31, 2021 and 2020 was approximately $1,839 and $1,080, respectively. Total stock-based compensation expense recognized in the statements of comprehensive income for the six-month periods ended December 31, 2021 and 2020, was $94,567 and $80,874, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSO”) for the six-month periods ended December 31, 2021 and 2020, was $16,123 and $18,131, respectively. The deferred tax benefit related to the NQSO’s as of December 31, 2021 and 2020 was approximately $3,386 and $3,808, respectively. The remaining stock option expense in each year related to incentive stock options (“ISO”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of December 31, 2021, there was approximately $219,311 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years, of which $179,408 relates to ISO’s and $39,903 relates to NQSO’s. The total deferred tax benefit related to these awards is expected to be $8,380.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. The plan allows for cancelled or expired options to be re-granted to participants at a later date. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of December 31, 2021, 303,904 shares have been granted, of which 228,062 are outstanding, and 171,938 remain available for grant. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of December 31, 2021, 98,050 options were outstanding under such plan of which all are vested and exercisable.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the six months ended December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020

Dividend yield	0%	5.54%
Company’s expected volatility	25.56%	23.41%
Risk-free interest rate	0.93%	0.36%
Expected term	5.4 yrs	5.4 yrs
Weighted average fair value per share of options granted during the period	$3.72	$1.59

Effective March 9, 2021, the Company suspended the payment of its regular quarterly dividend. For the six months ended December 31, 2020, the Company declared and paid regular cash dividends of $0.50 per share, and for the six months ended December 31, 2021 the Company paid no cash dividends. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2021:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2021	304,662	$23.37	6.06
Granted	77,550	$14.76	9.56
Exercised	—	—	—
Forfeited or expired	(56,100)	$20.53	—
Outstanding at December 31, 2021	326,112	$21.81	6.49	$2,116
Vested or expected to vest at December 31, 2021	307,578	$22.16	6.32	$2,029
Exercisable at December 31, 2021	220,287	$24.58	5.15	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on December 31, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2021. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the six months ended December 31, 2021 and 2020 was $0, resulting from no option exercise activity during those periods.

Index

The following table summarizes changes in non-vested stock options during the six months ended December 31, 2021:

	Weighted Number	Average
	of Shares Subject to Option	Grant Date Fair Value (per Option)
Non-vested at July 1, 2021	103,450	$2.22
Granted	77,550	$3.72
Vested	(43,025)	$3.03
Forfeited or expired	(32,150)	$2.58
Non-vested at December 31, 2021	105,825	$2.89

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2021 and June 30, 2021. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

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

Total revenue recognized for the three and six months ended December 31, 2021 based on units delivered was $6,100,228 and $12,592,464, respectively, compared to $5,865,878 and $11,724,584 for the same periods in fiscal year 2021. Total revenue recognized for the three and six months ended December 31, 2021 based on milestones achieved was $1,357,822 and $2,411,018, respectively, compared to $1,096,187 and $2,502,996 for the same periods in fiscal year 2021.

Index

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of December 31, 2021. Our payment terms are generally 30-60 days.

Contract liabilities were $2,904,746 and $3,077,605 as of December 31, 2021 and June 30, 2021, respectively. The decrease in contract liabilities is primarily due to revenue recognized, offset in part by, the advance collection of cash on specific contracts. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at December 31, 2021 totaling approximately $70.1 million is projected, based on expected due dates, to be recognized in the following fiscal years: 30% in 2022; 43% in 2023; 21% in 2024, and 6% thereafter.

Note 7. Recently Issued Accounting Standards

Recent Accounting Pronouncements Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 amends ASC 740 to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020. Upon adoption, the amendments in ASU 2019-12 should be applied on a prospective basis to all periods presented. The Company adopted the new guidance under ASU 2019-12 in the first quarter of fiscal year 2021 and removed the exception for intraperiod allocations from its interim period tax provision calculation, accordingly. The removal of the exception for intraperiod allocations did not have a material impact on the Company.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. Any dividends on unallocated shares received by the ESOP are used to pay debt service. Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $83,812 and $56,274 for the three-month periods ended December 31, 2021 and 2020, respectively. ESOP compensation expense was $168,318 and $56,274 for the six-month periods ended December 31, 2021 and 2020, respectively.

Index

The ESOP shares as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Allocated shares	478,935	468,663
Committed-to-be-released shares	11,568	2,939
Unreleased shares	267,861	297,061

Total shares held by the ESOP	758,364	768,663

Fair value of unreleased shares	$3,806,305	$5,620,394

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three and six months ended December 31, 2021 and 2020, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan. Share distributions from the ESOP during the six months ended December 31, 2021 and 2020 totaled 8,285 and 456 shares, respectively.

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

The total backlog at December 31, 2021 was approximately $70.1 million, which included $45.8 million from four significant customers, compared to approximately $60.1 million at December 31, 2020, which included $26.5 million from three significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at December 31, 2021 is approximately $69.7 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at December 31, 2021 is approximately $0.4 million and represents two firm multi-year orders from a single customer for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at December 31, 2020 was approximately $2.4 million, comprised of the same multi-year orders from a single customer. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  We continue to experience technical and schedule delays with our major development programs. The issues causing the delays are being resolved as soon as possible. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $7.2 million.

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

New orders received in the first six months of fiscal year 2022 were approximately $19.5 million as compared to $19.4 million new orders received in the first six months of fiscal 2021. It is presently anticipated that a minimum of $21 million of orders comprising the December 31, 2021 backlog will be filled during the fiscal year ending June 30, 2022 subject, however, to the impact of the factors identified above. The minimum of $21 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2022.

Index

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $63 million in the aggregate as of February 1, 2022 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to four significant customers represented 59% of the Company’s total sales for the three-month period ended December 31, 2021. Net sales to three significant customers represented 47% of the Company’s total sales for the three-month period ended December 31, 2020. Net sales to five significant customer represented 67% of the Company’s total sales for the six-month period ended December 31, 2021. Net sales to four significant customers represented 58% of the Company’s total sales for the six-month period ended December 31, 2020. Improvement has been made in customer concentrations recently. However, this high customer concentration level continues to present significant risk. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Results of Operations

Net sales increased for the three months ended December 31, 2021 to $7,458,050 as compared to $6,962,065 for the same period in 2020. Net sales for the six months ended December 31, 2021 increased to $15,003,482 as compared to $14,227,580 for the same period in 2020. For the three months ended December 31, 2021, sales increased primarily from an increase in magnetic sales. For the six months ended December 31, 2021, the increase in sales is primarily due to an increase in build to print and magnetic sales, offset in part, by a decline in power supply, repair and antenna shipments. In general, sales fluctuations within product categories will occur during a comparable fiscal period as the direct result of product mix, influenced by the duration of specific programs and the contractual terms of firm orders placed for product and services under those programs including contract value, scope of work and duration. Deliverables within firm contracts are often subject to delivery schedules which also contributes to sales fluctuations between comparable periods. Internal and external constraints, at times, impact our ability to ship. The impact of the COVID-19 pandemic continues to impact raw material delivery schedules with longer lead times on certain raw materials and lends to unplanned employee absences due to sickness and self-isolating protocols in place. In addition, we are experiencing disruptions from workforce turnover, as local businesses emerging from the pandemic compete for personnel. These disruptions have a direct impact on our ability to optimally build, test, inspect and ship product. Specific to the current three and six month periods discussed above, the fluctuations when compared to the same periods last year were primarily the result of contractual timing offset, in part, by internal and external constraints, all discussed above.

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

Gross profits for the three months ended December 31, 2021 and 2020 were $1,206,817 and $713,461, respectively. Gross profit as a percentage of sales was approximately 16.2% and 10.2%, for the same periods, respectively. For the six months ended December 31, 2021 and 2020, gross profits were $2,559,915 and $1,840,835, respectively. Gross profit as a percentage of sales was 17.1% and 12.9%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

Index

Several factors contributed to an increase in gross profit and the gross profit percentage in the three months ended December 31, 2021 as compared to the same period in 2020. First, there was an increase in sales on magnetic shipments and the product mix comprising those shipments. This improvement resulted mostly from higher sales and improved margins on a select production contract when compared to sales for the same period last year. Second, the current quarter profit on build to print shipments improved on fairly comparable sales, in aggregate, between periods, resulting from product mix, and is primarily attributable to a specific program in which there were no comparable sales in the prior year. Finally, specific to the prior year, gross profit was negatively impacted by an inventory write-down pertaining to a certain design and production contract serving the airline industry which was cancelled by the customer. These improvements during the current quarter were offset, to a lesser extent, by the expensing of remaining development costs formerly capitalized in inventory on an engineering design program in which our customer has delayed unit qualification testing and for which production units are not expected to be manufactured in the near term.

The improvement in gross profit and the gross profit percentage in the six months ended December 31, 2021 as compared to the same period in 2020 resulted primarily from an increase in sales and the gross profit percentage on magnetic and build to print shipments resulting primarily from product mix. The increase in gross profits on magnetic shipments was primarily driven by the increase in sales on certain mature product when compared to the same period last year. The increase in gross profits on build to print shipments was primarily driven by the increase in sales on certain mature product when compared to the same period last year, as well as, sales and higher margins on a specific program in which there were no comparable sales in the prior year. This improvement in build to print shipments was offset, in part, by increased spending on as specific build to print contract when compared to the same period last year. Comparatively, and specific to the prior year, gross profit was negatively impacted by an inventory write-down pertaining to a certain design and production contract serving the airline industry which was cancelled by the customer. Gross profit in the current year was reduced, in part, by an increase in spending incurred on several power supply design contracts when compared to the same period last year. In addition, gross profit was reduced, to a lesser extent, by the expensing of remaining development costs formerly capitalized in inventory on an engineering power supply design contract in which our customer has delayed unit qualification testing and for which production units are not expected to be manufactured in the near term.

Selling, general and administrative expenses were $1,186,168 for the three months ended December 31, 2021, an increase of $240,690, compared to the three months ended December 31, 2020. Selling, general and administrative expenses were $2,180,990 for the six months ended December 31, 2021, an increase of $320,886 compared to the six months ended December 31, 2020. The increase for the three months ended December 31, 2021 as compared to the same period in 2020 relates primarily to the costs incurred resulting from the change in senior management announced at the end of the quarter. The increase for the six months ended December 31, 2021 as compared to the same period in 2020 resulted primarily from the costs recorded in the current quarter as the result of a change in senior management, the increase in costs incurred to recruit and fill company-wide position vacancies, the increase in costs associated with the stock option grant awarded to employees in the first quarter of the current fiscal year, the increase in costs associated with the current year allocation of shares from the leveraged ESOP transaction dated December 1, 2020 which did not have comparable expense in the six month period last year as the prior leveraged ESOP transaction was fully allocated as of June 30, 2020, an increase in professional services due to timing of progress billings, and an increase in travel. These increases were offset, in part, by a decrease in direct payroll expense primarily from the department restructuring of program management personnel and the timing of those changes.

Other income for the three months ended December 31, 2021 and 2020 was $11,821 and $15,487, respectively. Other income for the six months ended December 31, 2021 and 2020 was $31,388 and $33,831, respectively. The decrease for the three months ended December 31, 2021 as compared to the same period in 2020 is primarily due to the decrease in other income primarily comprised of income from the sale of fixed assets. The decrease for the six months ended December 31, 2021 as compared to the same period in 2020 is primarily due to a decrease in interest income, resulting from updated investment strategies which yield lower interest while maintaining higher liquidity, offset, in part, by an increase in other income primarily comprised of income from scrap sales. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

Index

The Company’s effective tax rate for the three and six months ended December 31, 2021 was approximately 34.7% and 20.2%, respectively, compared to 16.4% and 39.5% for the three and six months ended December 31, 2020. The effective tax rate in fiscal 2021 and 2020 is less than the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares. The effective tax rate in the three month period ended December 31, 2021 was higher than the prior year as the direct result of a decreased benefit derived from ESOP dividends paid on allocated shares in the current period and from a discreet tax adjustment in the current quarter related to the expiration of non-qualified stock options. The effective tax rate in the six month period ended December 31, 2021 was lower than the prior year as the direct result of decreased benefit derived from ESOP dividends paid on allocated shares in the current period, offset in part, by higher income in the current period when compared to last year.

Net income for the three months ended December 31, 2021, was $21,201 or $0.01 per share, basic and diluted, compared to net loss of $(181,006) or $(0.08) per share, basic and diluted, for the three months ended December 31, 2020. Net income for the six months ended December 31, 2021 was $327,262 or $0.14 per share, basic and diluted, compared to $8,817 or $0.00 per share, basic and diluted, for the six months ended December 31, 2020. The increase in net income in the three and six months ended resulted from the increase in gross profit offset, in part, by an increase in selling, general and administrative expenses and an increase in the provision for income taxes, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2021 and 2020. The current line of credit expires February 28, 2022. It is our expectation the line will be renewed.

The Company's working capital as of December 31, 2021 and 2020 was approximately $28.1 million and $27.1 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three and six months ended December 31, 2021 and 2020, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of December 31, 2021, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Six Months Ended December 31,
	2021	2020
Net cash provided by operating activities	$277,858	$2,929,039
Net cash (used in) provided by investing activities	(62,288)	1,910,548
Net cash used in financing activities	—	(1,201,316)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities compared to the prior year primarily relates to the decrease in cash collected from trade receivables offset, in part, by an increase in net income and the decrease in inventory purchases. Net cash used in investing activities increased in the six months ended December 31, 2021 as compared to the same period in 2020 primarily due to the reinvestment of matured securities when compared to the same period last year. During the six months ended December 31 2021, there was no cash used for financing activities primarily resulting from the suspension of the regular dividend. In the prior year, cash used in financing activities resulted from the payment of regular dividends.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2021 and 2020, the Company expended $97,288 and $29,173, respectively, for plant improvements and new equipment. The Company has budgeted approximately $200,000 for new equipment and plant improvements in fiscal year 2022. Management anticipates that the funds required will be available from current operations.

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

As of December 31, 2021 the Company can repurchase up to $783,460 of its common stock pursuant to an ongoing plan authorized by the Board of Directors. During the quarter ended December 31, 2021 no shares were repurchased.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Effective January 1, 2022, the Company entered an Employment Agreement with Peggy A. Murphy, the Company’s Corporate Secretary, Director of Human Resources and Facility Security Officer, which supersedes the Executive Employment Agreement dated as of March 1, 2013. The Agreement has a term of one year which automatically renews for additional one year periods unless either party gives notice of intention not to renew at least 60 days prior to the end of the current term. Ms. Murphy is entitled to a base salary of $140,400, subject to annual review (but with no decrease) by the Board.

In addition, Ms. Murphy is eligible to receive an annual cash bonus at the discretion of the Board.

If Ms. Murphy’s employment is terminated without cause, she is entitled to severance pay equal to nine months of her base salary.

Item 6.	Exhibits
10.14	Employment Agreement dated as of January 1, 2022 with Peggy A. Murphy

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ David O’Neil
David O’Neil
President and Chief Executive Officer

/s/Katrina Sparano
Katrina Sparano
Principal Financial Officer

Date: February 14, 2022