Form 10-Q
period 2022-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2022-05-16
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

☐ Yes  ☒ No

At May 12, 2022, there were 2,702,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2022 (Unaudited) and June 30, 2021

	March 31, 2022	June 30, 2021
ASSETS
Cash and cash equivalents	$7,282,832	$6,802,712
Investment securities	3,209,297	3,092,000
Trade accounts receivable, net of allowance of $3,000	5,642,869	5,353,781
Income tax receivable	91,163	249,602

Inventories:
Raw materials	2,142,025	2,111,058
Work-in-process	259,932	326,198
Costs related to contracts in process	16,542,146	16,354,636
Total inventories	18,944,103	18,791,892

Prepaid expenses and other current assets	928,836	700,297
Total current assets	36,099,100	34,990,284

Property, plant and equipment, net	2,833,188	2,990,519

Total assets	$38,932,288	$37,980,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,098,248	$2,718,173
Accrued expenses:
Salaries and wages	577,154	475,667
Vacation	752,457	672,611
ESOP payable	245,362	—
Other	271,803	126,014
Payroll and other taxes withheld	58,957	409,881
Contract liabilities	3,354,066	3,077,605
Total current liabilities	7,358,047	7,479,951

Deferred tax liabilities	118,221	168,557
Total liabilities	7,476,268	7,648,508

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of March 31, 2022 and June 30, 2021. Outstanding 2,702,633 shares as of March 31, 2022 and June 30, 2021 (includes 262,077 and 279,429 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	23,160,362	23,026,096
Accumulated other comprehensive loss	(1,523)	(2,361)
Retained earnings	18,403,351	17,414,730
	42,605,481	41,481,756

Less: Unearned ESOP shares	(5,110,770)	(5,110,770)
Cost of 427,241 shares of common stock in treasury as of March 31, 2022 and June 30, 2021	(6,038,691)	(6,038,691)
Total stockholders’ equity	31,456,020	30,332,295

Total liabilities and stockholders' equity	$38,932,288	$37,980,803

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Loss) (Unaudited)

Three and Nine Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Net sales	$8,620,049	$4,205,068	$23,623,531	$18,432,648
Cost of sales	6,885,169	4,392,222	19,328,736	16,778,967
Gross profit (loss)	1,734,880	(187,154)	4,294,795	1,653,681

Selling, general and administrative expenses	933,725	990,311	3,114,715	2,850,415
Operating income (loss)	801,155	(1,177,465)	1,180,080	(1,196,734)

Other income
Interest income	2,987	2,486	6,299	19,456
Other	2,674	4,589	30,750	21,450
Total other income	5,661	7,075	37,049	40,906

Income (loss) before provision (benefit) for income taxes	806,816	(1,170,390)	1,217,129	(1,155,828)

Provision (benefit) for income taxes	145,457	(100,276)	228,508	(94,531)

Net income (loss)	$661,359	$(1,070,114)	$988,621	$(1,061,297)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities	838	(167)	838	871

Total comprehensive income (loss)	$662,197	$(1,070,281)	$989,459	$(1,060,426)

Net income (loss) per share:
Basic	$0.27	$(0.44)	$0.41	$(0.44)
Diluted	$0.27	$(0.44)	$0.41	$(0.44)

Weighted average number of shares outstanding:
Basic	2,434,836	2,405,670	2,429,009	2,403,641
Diluted	2,434,836	2,405,670	2,429,059	2,403,641

Dividends per share:	$0.00	$0.00	$0.00	$0.50

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp. Statements of Changes in Stockholders' Equity (Unaudited) Three Months Ended March 31, 2022

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Income	Earnings	Shares	Amount	Shares	Equity
Balance as of December 31, 2021	2,702,633	$1,043,291	$23,120,663	$(2,361)	$17,741,992	427,241	$(6,038,691)	$(5,110,770)	$30,754,124

Comprehensive income:

Net income					661,359				661,359

Other comprehensive income, net of tax of $176				838					838

Total comprehensive income									662,197

Stock-based compensation			39,699						39,699

Balance as of March 31, 2022	2,702,633	$1,043,291	$23,160,362	$(1,523)	$18,403,351	427,241	$(6,038,691)	$(5,110,770)	$31,456,020

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp. Statements of Changes in Stockholders' Equity (Unaudited) Nine Months Ended March 31, 2022

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Income	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2021	2,702,633	$1,043,291	$23,026,096	$(2,361)	$17,414,730	427,241	$(6,038,691)	$(5,110,770)	$30,332,295

Comprehensive income:

Net income					988,621				988,621

Other comprehensive income, net of tax of $176				838					838

Total comprehensive income									989,459

Stock-based compensation			134,266						134,266

Balance as of March 31, 2022	2,702,633	$1,043,291	$23,160,362	$(1,523)	$18,403,351	427,241	$(6,038,691)	$(5,110,770)	$31,456,020

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

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2022 and 2021

	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$988,621	$(1,061,297)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	134,266	106,286
Depreciation	373,830	399,197
ESOP compensation expense	245,362	218,750
Gain on disposal of assets	(2,000)	—
Deferred income tax benefit	(50,336)	(53,873)
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable	(289,088)	6,755,964
Decrease (increase) in income taxes receivable	158,439	(168,201)
Increase in inventories	(152,211)	(4,474,719)
Increase in prepaid expenses and other current assets	(228,539)	(55,565)
Decrease in accounts payable	(619,925)	(1,531)
Increase (decrease) in accrued salaries and wages	101,487	(117,859)
Increase in vacation accrual	79,846	83,430
Decrease in ESOP Payable	—	(75,000)
Increase (decrease) in other accrued expenses	145,789	(160,678)
(Decrease) increase in payroll and other taxes withheld	(350,924)	278,375
Increase in contract liabilities	276,461	562,728
Decrease in income taxes payable	—	(47,707)
Net cash provided by operating activities	811,078	2,188,300

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(216,500)	(34,337)
Proceeds from sale of fixed assets	2,000	—
Purchase of investment securities	(3,692,458)	(4,294,897)
Proceeds from sale/maturity of investment securities	3,576,000	6,429,064
Net cash (used in) provided by investing activities	(330,958)	2,099,830

Cash Flows from Financing Activities:
Dividends on common stock	—	(1,201,316)
Net cash used in financing activities	—	(1,201,316)

Increase in cash and cash equivalents	480,120	3,086,814
Cash and cash equivalents, beginning of period	6,802,712	5,402,122
Cash and cash equivalents, end of period	$7,282,832	$8,488,936

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$120,000	$175,250

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of March 31, 2022 and June 30, 2021 because of the immediate or short-term maturity of these financial instruments.

Investment securities at March 31, 2022 consists of certificates of deposit and municipal bonds and at June 30, 2021 consisted of certificates of deposit. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale securities by major security type at March 31, 2022 and June 30, 2021 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2022
Certificates of deposit	$3,139,000	$—	$—	$3,139,000
Municipal bonds	$72,225	$—	$(1,928)	$70,297
Total investment securities	$3,211,225	$—	$(1,928)	$3,209,297

June 30, 2021
Certificates of deposit	$3,092,000	$—	$—	$3,092,000

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At March 31, 2022, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of March 31, 2022 and June 30, 2021, the remaining contractual maturities of available-for-sale securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
March 31, 2022
Available-for-sale	$3,209,297	$—	$3,209,297

June 30, 2021
Available-for-sale	$3,092,000	$—	$3,092,000

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net income per share, excluded options to purchase 264,978 shares of our common stock for the three and nine months ended March 31, 2022 and the computation of diluted net loss per share, excluded options to purchase 312,187 shares for the three and nine months ended March 31, 2021, as the effect of including them would be anti-dilutive. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income (loss) for the three-month periods ended March 31, 2022 and 2021 was $39,699 and $25,412, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSO”) for the three-month periods ended March 31, 2022 and 2021, was $6,582 and $7,366, respectively. The deferred tax benefit related to the NQSO’s as of March 31, 2022 and 2021 was approximately $1,382 and $1,547, respectively. Total stock-based compensation expense recognized in the statements of comprehensive income (loss) for the nine-month periods ended March 31, 2022 and 2021, was $134,266 and $106,286, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSO”) for the nine-month periods ended March 31, 2022 and 2021, was $22,705 and $25,497, respectively. The deferred tax benefit related to the NQSO’s as of March 31, 2022 and 2021 was approximately $4,768 and $5,354, respectively. The remaining stock option expense in each year related to incentive stock options (“ISO”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of March 31, 2022, there was approximately $179,612 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years, of which $146,291 relates to ISO’s and $33,321 relates to NQSO’s. The total deferred tax benefit related to these non-qualified stock option awards is expected to be $6,997.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. The plan allows for cancelled or expired options to be re-granted to participants at a later date. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of March 31, 2022, options covering 303,904 shares have been granted, of which 198,578 are outstanding, and 201,422 remain available for grant, after factoring cancelled or expired options which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of March 31, 2022, 66,400 options were outstanding under such plan of which all are vested and exercisable.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the nine months ended March 31, 2022 and 2021.

	March 31, 2022	March 31, 2021

Dividend yield	0%	5.54%
Company’s expected volatility	25.56%	23.41%
Risk-free interest rate	0.93%	0.36%
Expected term	5.4 yrs	5.4 yrs
Weighted average fair value per share of options granted during the period	$3.72	$1.59

Effective March 9, 2021, the Company suspended the payment of its regular quarterly dividend. For the nine months ended March 31, 2022, the Company paid no cash dividends. For the nine months ended March 31, 2021, the Company paid regular cash dividends of $0.50 per share. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the nine months ended March 31, 2022:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2021	304,662	$23.37	6.06
Granted	77,550	$14.76	9.31
Exercised	—	—	—
Forfeited or expired	(117,234)	$22.62	—
Outstanding at March 31, 2022	264,978	$21.18	6.57	$--
Vested or expected to vest at March 31, 2022	246,809	$21.56	6.40	$--
Exercisable at March 31, 2022	160,953	$24.51	4.99	$--

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on March 31, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2022. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the nine months ended March 31, 2022 and 2021 was $0, resulting from no option exercise activity during those periods.

Index

The following table summarizes changes in non-vested stock options during the nine months ended March 31, 2022:

	Weighted Number	Average
	of Shares Subject to Option	Grant Date Fair Value (per Option)
Non-vested at July 1, 2021	103,450	$2.22
Granted	77,550	$3.72
Vested	(43,025)	$3.03
Forfeited or expired	(33,950)	$2.55
Non-vested at March 31, 2022	104,025	$2.90

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2022 and June 30, 2021. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. There are no such pending matters which we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Total revenue recognized for the three and nine months ended March 31, 2022 based on units delivered was $7,291,109 and $19,883,573, respectively, compared to $3,754,628 and $15,479,212 for the same periods in fiscal year 2021. Total revenue recognized for the three and nine months ended March 31, 2022 based on milestones achieved was $1,328,940 and $3,739,958, respectively, compared to $450,440 and $2,953,436 for the same periods in fiscal year 2021.

Index

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of March 31, 2022. Our payment terms are generally 30-60 days.

Contract liabilities were $3,354,066 and $3,077,605 as of March 31, 2022 and June 30, 2021, respectively. The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. Revenue recognized, that was in contract liabilities in the beginning of the fiscal year, approximated $811,000 for the nine months ended March 31, 2022. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at March 31, 2022 totaling approximately $76.2 million is projected, based on expected due dates, to be recognized in the following fiscal years: 13% in 2022; 48% in 2023; 29% in 2024, and 10% thereafter.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. Any dividends on unallocated shares received by the ESOP are used to pay debt service. Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders' equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $77,045 and $162,476 for the three-month periods ended March 31, 2022 and 2021, respectively. ESOP compensation expense was $245,362 and $218,750 for the nine-month periods ended March 31, 2022 and 2021, respectively.

Index

The ESOP shares as of March 31, 2022 and 2021 were as follows:

	March 31, 2022	March 31, 2021
Allocated shares	472,955	467,104
Committed-to-be-released shares	17,352	11,755
Unreleased shares	262,077	288,245

Total shares held by the ESOP	752,384	767,104

Fair value of unreleased shares	$3,642,870	$4,381,324

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three and nine months ended March 31, 2022 and 2021, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan. Share distributions from the ESOP during the nine months ended March 31, 2022 and 2021 totaled 14,265 and 2,015 shares, respectively.

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

The total backlog at March 31, 2022 was approximately $76.2 million, which included $47.5 million from four significant customers, compared to approximately $67.3 million at March 31, 2021, which included $43.6 million from five significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at March 31, 2022 is approximately $75.8 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at March 31, 2022 is approximately $0.4 million and represents two firm multi-year orders from a single customer for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at March 31, 2021 was approximately $2.1 million, comprised of the same multi-year orders from a single customer. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  We continue to experience technical and schedule delays with our major development programs. To date, we have been able to resolve various technical and scheduling delays and continue to work with our customers on newly arising delays. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $7.2 million.

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

Effects from global events and the resulting supply chain disruptions continue to place pressure on the cost of raw materials, freight, utility, labor and other production and administrative costs. These inflationary cost challenges are expected to continue to have a negative impact on operating income in the near term. Volatile raw material indexes and shortages have led to wide-spread vendor price increases. In turn, pricing extended to our customers, through product quotations, has increased, and in some instances significantly, reflective of this unstable inflationary market. In addition, as we navigate through these challenges, we have reduced the time in which certain product quotations remain valid and have also extended lead times, in many instances. As for our executed fixed-priced contracts, we will either singularly or combined be 1) required to absorb the increased costs 2) continue to mitigate costs down through the identification of additional supply chain buying strategies or 3) seek price remediation assistance from our customers. We continue to work with our customers to mitigate any adverse impact upon our ability to service their requirements.

Management continues to closely monitor the impact of evolving workforce labor constraints, primarily from the effects from the pandemic, on our planned delivery schedules. Although declining, we continue to experience periodic disruptions from workforce absences due to COVID-19 illnesses and direct contact exposures, resulting in self-isolating protocols to be followed to ensure the safety of company personnel. Disruptions from workforce turnover resulting from a competitive employee market still occurs, however at a decreased rate, having stabilized in the last three months. Several key positions still remain open. Combined, with supply chain constraints, these ongoing labor disruptions may delay shipments and result in recognizing lower operating income.

Management expects revenues in fiscal year 2022 to be higher than revenues during fiscal year 2021 and expects to generate net income per share as compared to the net loss per share realized during fiscal year 2021. These expectations are driven by orders already in our sales backlog. Creating consistency in our quarter to quarter financial performance will remain a challenge as we move forward navigating this difficult environment of inflation and part shortages.

Index

The Company currently expects new orders in fiscal 2022 to approximate the $38.5 million in new orders received in fiscal year 2021. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

New orders received in the first nine months of fiscal year 2022 were $34.1 million as compared to $30.8 million new orders received in the first nine months of fiscal 2021. It is presently anticipated that a minimum of $10 million of orders comprising the March 31, 2022 backlog will be filled during the fiscal year ending June 30, 2022 subject, however, to the impact of the factors identified above. The minimum of $10 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2022.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $62 million in the aggregate as of May 11, 2022 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to four significant customers represented approximately 61% of the Company’s total sales for the three-month period ended March 31, 2022. Net sales to five significant customers represented 66% of the Company’s total sales for the three-month period ended March 31, 2021. Net sales to four significant customer represented approximately 55% of the Company’s total sales for the nine-month period ended March 31, 2022. Net sales to four significant customers represented 57% of the Company’s total sales for the nine-month period ended March 31, 2021. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Index

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

Results of Operations

Net sales increased for the three months ended March 31, 2022 to $8,620,049 as compared to $4,205,068 for the same period in 2021. Net sales for the nine months ended March 31, 2022 increased to $23,623,531 as compared to $18,432,648 for the same period in 2021. For the three months ended March 31, 2022, sales increased primarily from an increase in power supply and magnetic shipments. For the nine months ended March 31, 2022, the increase in sales is primarily due to an increase in magnetic, power supply, and build to print sales. In general, sales fluctuations within product categories will occur during a comparable fiscal period as the direct result of product mix, influenced by the duration of specific programs and the contractual terms of firm orders placed for product and services under those programs including contract value, scope of work and duration. Deliverables within firm contracts are often subject to delivery schedules which also contributes to sales fluctuations between comparable periods. Internal and external constraints, at times, impact our ability to ship.

The impact of ongoing global events, most notably the COVID-19 pandemic, continues to drive instability in our supply chain. Unplanned employee absences due to sickness and self-isolating protocols continues, but have been significantly less compared to a year ago. Disruptions from workforce turnover resulting from a competitive employee market continues, but have begun to subside in the last three months. However, combined, these ongoing factors continue to constrain our ability to ship product to our customers.

Specific to the current three and nine month periods discussed above, the sales fluctuations when compared to the same periods last year were primarily the direct result of an unplanned facility closure which occurred in March 2021 due to a significant workforce COVID-19 exposure. The closure lasted approximately 10 days with the facility re-opening at less than full capacity. In addition, the increase in sales in the current fiscal year was influenced by product mix, contractual due dates, and our ability to deliver on certain past due customer orders which had been delayed due to extended raw material lead times. Finally, sales were favorably impacted by the completion of certain engineering milestones.

Index

In addition, our operations continue to be adversely impeded by (i) engineering design changes required to meet customer requirements, (ii) certain supplier product non-conformances, (iii) delays in obtaining timely resolutions on issues encompassing build to print customer-owned drawings, and (iv) an increase in lead times for many parts, including certain electronic components due to industry shortages and volatility within the power electronics industry. Engineering, program management, and supply chain personnel are working closely with our customers and suppliers to execute on our past due deliveries and we do not expect this situation to affect future business opportunities.

Gross profit (loss) for the three months ended March 31, 2022 and 2021 was $1,734,880 and $(187,154), respectively. Gross profit (loss) as a percentage of sales was approximately 20.1% and (4.5)%, for the same periods, respectively. For the nine months ended March 31, 2022 and 2021, gross profits were $4,294,795 and $1,653,681, respectively. Gross profit as a percentage of sales was 18.2% and 9.0%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

Many factors added to an increase in gross profit in the three months ended March 31, 2022 as compared to the same period in 2021. Comparatively, there were several events which occurred in the comparable period last year contributing to the recognized gross loss, which did not have a negative impact on gross profit in the current fiscal quarter. First, lower sales resulting from the unplanned facility shutdown due to the COVID-19 pandemic, had a significant impact on gross profit recognized during the three months ended March 31, 2021. Second, also attributable to the pandemic, the Company wrote down the remaining value of inventory pertaining to a certain design and production contract serving the airline industry which was cancelled by the customer during the second quarter of the prior fiscal year, and with respect to which the Company was unsuccessful in being awarded restitution. Finally, the Company had recognized increased costs on two specific engineering design and production contracts, which negatively impacted gross profit last year, while accounting for higher sales and contributing to gross profit in the current quarter due to lower than expected labor costs on certain milestones and production costs required for those contracts. Specific to the current fiscal quarter, the Company recognized higher gross profit related to higher sales on mature power supply and from build to print shipments when compared to the same period last year. These improvements to gross profit were offset, in part, by an unforeseen significant increase in material costs on a large production contract, a direct result of inflationary and volatile pricing for certain raw materials and components. The Company is reviewing opportunities with the customer concerning potential equitable adjustments to this long-term fixed price contract supporting the US military.

The improvement in gross profit in the nine months ended March 31, 2022 as compared to the same period in 2021 resulted from an increase in power supply, magnetic and build to print shipments and product mix comprising those shipments. In addition, similar to the three month results discussed above, gross profit for the nine month period improved when compared to the prior year as specific items which negatively impacted prior year results did not have a negative impact on gross profit recognized in the current year. Reductions to gross profit in the prior year included lower sales as the result of an unplanned facility shutdown in the third quarter of last year, and the costs incurred for an inventory write-down for a design and production contract serving the airline industry, which was cancelled by the customer during the second quarter of the prior fiscal year. Two specific engineering design and production contracts, which due to increased costs had a negative impact on gross profit last year, had higher sales in the current fiscal year and contributed to gross profit. In addition, the Company recognized higher gross profit on increased sales on mature power supply programs and from build to print shipments when compared to the same period last year. These improvements to gross profit were offset, in part, by increased costs incurred on a power supply engineering design and production contract when compared to the prior year. Finally, gross profit was reduced by a large increase in unforeseen material cost escalations on a large production contract during the current quarter of fiscal 2022, a direct result of the inflationary and volatile pricing for certain raw materials and components.

Selling, general and administrative expenses were $933,725 for the three months ended March 31, 2022, a decrease of $56,586, compared to the three months ended March 31, 2021. Selling, general and administrative expenses were $3,114,715 for the nine months ended March 31, 2022, an increase of $264,300 compared to the nine months ended March 31, 2021. The decrease for the three months ended March 31, 2022 as compared to the same period in 2021 relates primarily to the decrease in employee compensation costs due to a reduction in headcount and position vacancies, a decrease in cost associated with scheduled allocated shares from the leveraged ESOP and the decrease in board of director’s fees due to a reduction of two non-employee directors. These decreases were offset, in part, by an increase in costs incurred to recruit and fill company-wide position vacancies, travel, conferences and training, utility expenses and freight costs. The increase for the nine months ended March 31, 2022 as compared to the same period in 2021 resulted primarily from the costs recorded in the second quarter of the current fiscal year as the result of a change in senior management, an increase in costs incurred to recruit and fill company-wide position vacancies, an increase in professional services due to timing of progress billings, and increase in conferences and training, travel costs, and an increase in utility expenses. These increases were offset, in part, by a decrease in employee compensation costs due to a reduction in headcount and position vacancies and a decrease in board of director’s fees due to a reduction of two non-employee directors.

Index

Other income for the three months ended March 31, 2022 and 2021 was $5,661 and $7,075, respectively. Other income for the nine months ended March 31, 2022 and 2021 was $37,049 and $40,906, respectively. The decrease for the three months ended March 31, 2022 as compared to the same period in 2021 is primarily due to the decrease in other income primarily comprised of income from scrap sales, offset, in part, by an increase in income on the sale of a fixed asset. The decrease for the nine months ended March 31, 2022 as compared to the same period in 2021 is primarily due to a decrease in interest income, resulting from updated investment strategies which yield lower interest while maintaining higher liquidity, offset, in part, by an increase in other income primarily comprised of income from scrap sales. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate for the three and nine months ended March 31, 2022 was approximately 18.0% and 18.8%, respectively, compared to 8.6% and 8.2% for the three and nine months ended March 31, 2021. The effective tax rate in fiscal 2022 and 2021 is less than the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares. The effective tax rate in the three and nine month periods ended March 31, 2022 was higher than the prior year as the direct result of a higher income before taxes in the current fiscal year offset, in part, by a decreased benefit derived from ESOP dividends paid on allocated shares.

Net income for the three months ended March 31, 2022, was $661,359 or $0.27 per share, basic and diluted, compared to net loss of $(1,070,114) or $(0.44) per share, basic and diluted, for the three months ended March 31, 2021. Net income for the nine months ended March 31, 2022 was $988,621 or $0.41 per share, basic and diluted, compared to net loss of $(1,061,297) or $(0.44) per share, basic and diluted, for the nine months ended March 31, 2021. The increase in net income in the three months ended resulted from the increase in gross profit and the decrease in selling, general and administrative expenses offset, in part, by an increase in the provision for income taxes, all discussed above. The increase in net income in the nine months ended resulted from the increase in gross profit offset, in part, by an increase in selling, general and administrative expenses and an increase in the provision for income taxes, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2022 and 2021. The existing line of credit was extended and expires February 28, 2023.

The Company's working capital as of March 31, 2022 and 2021 was approximately $28.7 million and $26.1 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the three and nine months ended March 31, 2022 and 2021, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of March 31, 2022, management is authorized to purchase an additional $783,460 of Company stock.

Index

The table below presents the summary of cash flow information for the fiscal years indicated:

	Nine Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$811,078	$2,188,300
Net cash (used in) provided by investing activities	(330,958)	2,099,830
Net cash used in financing activities	—	(1,201,316)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities compared to the prior year primarily relates to the decrease in cash collected from trade receivables offset, in part, by an increase in net income and the decrease in inventory purchases. Net cash used in investing activities increased in the nine months ended March 31, 2022 as compared to the same period in 2021 primarily due to the reinvestment of matured securities when compared to the same period last year. During the nine months ended March 31, 2022, there was no cash used for financing activities primarily resulting from the suspension of the regular dividend. In the prior year, cash used in financing activities resulted from the payment of regular dividends.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2022 and 2021, the Company expended $216,500 and $34,337, respectively, for plant improvements and new equipment. The Company originally budgeted approximately $200,000 for new equipment and plant improvements in fiscal year 2022. Expenditures for new equipment and plant improvements are now expected to approximate $400,000 for the current fiscal year, attributable to the need to accelerate a building roof restoration project, originally expected to occur in a future fiscal year. Management anticipates that the funds required will be available from current operations.

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

As of March 31, 2022 the Company can repurchase up to $783,460 of its common stock pursuant to an ongoing plan authorized by the Board of Directors. During the quarter ended March 31, 2022 no shares were repurchased.

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

Date: May 16, 2022