Form 10-K
period 2022-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2022-09-22
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

Commission File Number 1-4383

ESPEY MFG. & ELECTRONICS CORP.

(Exact name of registrant as specified in its charter)

NEW YORK	14-1387171
(State of incorporation)	(I.R.S. Employer's Identification No.)

233 Ballston Avenue, Saratoga Springs, New York12866

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company: ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☒ Smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company. ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $26,663,026 based upon the closing sale price of $14.21 on the NYSE American on December 31, 2021.

At September 20, 2022 there were 2,702,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

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

In fiscal years ended June 30, 2022 and 2021, the Company's total sales were $32,104,774 and $27,734,598, respectively. Sales to four domestic customers, accounted for 17%, 16%, 14% and 11%, respectively, of total sales in 2022. Sales to four domestic customers accounted for 16%, 15%, 14% and 14%, respectively, of total sales in 2021. This concentration level presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the financial performance of the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year.

Export sales in fiscal years 2022 and 2021 were approximately $1,644,000 and $2,019,000, respectively. The decrease is primarily due to the decrease in power supply sales offset, in part, by an increase in build to print shipments.

Sources of Raw Materials

The Company has at least two potential sources of supply for a majority of its raw materials. However, certain components used in its products are available from a single or a limited number of sources. Despite the risk associated with single or limited source suppliers, the benefits of higher quality goods and timely delivery minimize and often limit any potential risk and can eliminate problems with part failures during production. At times, replacements are required to cover obsolete parts.

For the past several years, the growth and continuing demand in the power electronics industry across multiple manufacturing sectors has created volatility and unpredictability in the availability of certain electronic components and, in some cases, creates industry shortages. These shortages have and will likely continue to impact our ability to support our customer’s schedule demands, as lead times for these components have, in some instances, increased from readily available to waiting times of nearly a year or more. In addition, we continue to incur delays in material deliveries from some company suppliers due to effects from global events, including the COVID-19 pandemic, resulting in supply chain disruptions. We continue to work with our customers to mitigate any adverse impact upon our ability to service their requirements.

The President of the United States continued the imposition of tariffs on steel and aluminum imports from various countries in 2022. Although we are not currently experiencing any significant financial or raw material sourcing issues resulting from the product tariffs, the Company cannot provide any assurance that the existing tariffs, the potential of additional tariffs, and the associated volatility arising from the Administration’s foreign trade policies, will not have a negative impact on our future earnings by increasing our raw material prices and augmenting the lead time for the availability of raw materials. From time to time the Company must identify parts to replace parts which are no longer produced.

Sales Backlog

The total backlog at June 30, 2022 was approximately $76.8 million compared to approximately $65.6 million at June 30, 2021. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at June 30, 2022 is approximately $76.4 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at June 30, 2022 is approximately $0.4 million and represents two multi-year orders from a single customer for which funding has not yet been appropriated by Congress or funded by our customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at June 30, 2021 was approximately $2.1 million, comprised of the same multi-year orders from a single customer. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

It is presently anticipated that a minimum of $35 million of orders comprising the June 30, 2022 backlog will be filled during the fiscal year ending June 30, 2023. The minimum of $35 million does not include any shipments which may be made against orders received subsequently to the fiscal year ending June 30, 2022. The estimate of the June 30, 2022 backlog to be shipped in fiscal year 2023 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

Research and Development

Some of the Company's engineers and technicians spend varying amounts of time on either the development of new products or improvements to existing products. A majority of the resulting costs we incur relate to research that is required to support a request for quotation from a customer product-specific need usually associated with stringent size and weight requirements. We do very little pure research as our business primarily is driven by customer product needs and custom product development with some customer funding. The Company's expenditures for research and development were approximately $32,362 and $40,912 in fiscal year 2022 and 2021, respectively.

Employees

The Company had 150 employees as of August 31, 2022. Approximately 35% of the employees are represented by the International Brotherhood of Electrical Workers. The current collective bargaining agreement expires on June 30, 2025. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2022, and the Company believes will not in fiscal year 2023, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE American (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2022	High	Low
First Quarter	$15.40	$13.72
Second Quarter	16.57	12.76
Third Quarter	14.34	12.92
Fourth Quarter	15.79	12.39

2021	High	Low
First Quarter	$20.41	$15.97
Second Quarter	23.00	17.48
Third Quarter	20.80	14.49
Fourth Quarter	16.47	14.50

Holders

The approximate number of holders of record of the common stock was 58 on September 20, 2022 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

Effective March 9, 2021, the Company suspended the payment of regular quarterly dividends. The Company paid no cash dividends for the fiscal year ended June 30, 2022 and paid regular cash dividends on common stock of $0.50 per share for the fiscal year ended June 30, 2021. Our Board of Directors assesses the Company’s dividend policy periodically.

During fiscal year 2022, the Company did not sell any of its common stock to the Trustees of The Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust (the “ESOP”).

The Company did not make any open market purchases of equity securities in the fiscal year 2022 fourth quarter.

The following table sets forth information as of June 30, 2022 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by	246,273	$20.89	204,477
security holders
Equity compensation
plans not approved
by security holders	—		—
Total	246,273		204,477

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal year 2023 to be higher than revenues during fiscal year 2022 and expects net income per share to be higher in fiscal 2023 as compared to the net income per share realized during fiscal year 2022. These expectations are driven by orders already in our sales backlog. Creating consistency in our quarter to quarter financial performance will remain a challenge as we navigate a current difficult environment of inflation and parts shortages.

We saw improvement to our operations in the second half of fiscal year 2022 and expect continued improvement in fiscal year 2023. However, we continue to be constrained by (i) engineering design changes required to meet customer requirements, (ii) delays in obtaining timely resolutions on issues encompassing build to print customer-owned drawings, and (iii) an increase in lead times for many parts, including certain electronic components due to industry shortages and volatility within the power electronics industry. Engineering, program management, and supply chain personnel are working closely with our customers and suppliers to execute on our past due deliveries and we do not expect this situation to affect future business opportunities.

Effects from global events and the resulting supply chain disruptions continue to place pressure on the cost of raw materials, freight, utility, labor and other production and administrative costs. These inflationary cost challenges are expected to continue to have a negative impact on operating income in fiscal year 2023. Volatile raw material indexes and shortages have led to wide-spread vendor price increases. For our executed fixed-priced contracts, we will continue to either singularly or combined be 1) required to absorb the increased costs 2) continue to mitigate costs down through the identification of additional supply chain buying strategies or 3) submit for price remediation assistance from our customers. To minimize exposure on future fixed-priced contracts, we continue to incorporate inflationary increases to product quotations provided to our customers, some of which have resulted in significant price increases. Additionally, to minimize our exposure, we have, in many instances, reduced the time in which certain product quotations remain valid and have also extended lead times for product deliveries. We continue to work with our customers to mitigate any adverse impact upon our ability to service their requirements.

Management continues to closely monitor the impact of evolving workforce labor constraints, primarily from the effects from the pandemic, on our planned delivery schedules. Although declining, we continue to experience periodic disruptions from workforce absences due to COVID-19 illnesses and direct contact exposures, resulting in self-isolating protocols to be followed to ensure the safety of company personnel. Disruptions from workforce turnover has stabilized. Combined, with supply chain constraints, future unforeseen labor disruptions could delay shipments and result in missing our backlog fulfillment projections and recognizing lower operating income.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  We continue to experience technical and schedule delays with certain major development programs. To date, we have been able to resolve various technical and scheduling delays and continue to work with our customers on newly arising delays. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $7.3 million.

The Company currently expects new orders in fiscal 2023 to be greater than those received in fiscal year 2022. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

During fiscal year 2022 the Company received $43.2 million in new orders. Our total backlog at June 30, 2022 was approximately $76.8 million, as compared to $65.6 million at June 30, 2021. Currently, we expect a minimum of $35 million of orders comprising the June 30, 2022 backlog will be filled during the fiscal year ending June 30, 2023. This $35 million will be supplemented by shipments which may be made against orders received during the 2023 fiscal year.

In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $74.6 million in the aggregate as of August 31, 2022, for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry. Four significant customers represented approximately 57.2% of the Company’s total sales in fiscal year 2022 and four significant customers represented approximately 59.4% of the Company’s total sales in fiscal year 2021. These sales are in connection with multiyear programs in which the Company is a significant contractor. The June 30, 2022 backlog of $76.8 million included orders from five customers that represent approximately 16%, 16%, 15%, 13%, and 12%, respectively, of the total backlog. The June 30, 2021 backlog of $65.6 million included orders from five customers that represented approximately 15%, 15%, 14%, 13%, and 10%, respectively, of the total backlog. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures, primarily for machinery and equipment and for a building roof restoration project not completed in fiscal 2022 due to the backorder of materials, are expected to approximate $500,000 for fiscal year 2023. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts. Expectations are that the working capital will be required to fund orders, general operations of the business and dividend payments when applicable. Management along with the Mergers and Acquisitions Committee of the Board of Directors will examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines, provided that such opportunities demonstrate synergies with the Company’s existing product base and accretion to earnings.

Results of Operations

Net sales for the years ended June 30, 2022 and 2021 were $32,104,774 and $27,734,598, respectively, an approximate 16% increase. The increase in net sales in fiscal year 2022 is primarily due to an increase in magnetic and power supply shipments. In general, sales fluctuations within product categories will occur during a comparable fiscal period as the direct result of product mix, influenced by the duration of specific programs and the contractual terms of firm orders placed for product and services under those programs including contract value, scope of work and duration. Deliverables within firm contracts are often subject to delivery schedules which also contributes to sales fluctuations between comparable periods.

We saw improvement to our operations in the second half of the year which eased our previous inability to ship on specific contracts. We processed and converted certain past due supply chain deliveries into product shipments and completed certain past due engineering milestone deliverables. We expect continued improvement on current engineering delays as new employees come up to speed on contracts and related statement of work specifications and material delays. In addition, contracts impeded by actions required from our customers have been resolved or are moving forward towards resolution. However, the impact of ongoing global events, most notably the COVID-19 pandemic, is expected to continue to impact operational instability primarily in our supply chain, with increased lead times and increased costs from inflationary pricing. Unplanned employee absences due to sickness and self-isolating protocols continues, but have been significantly less when compared to the prior year. Disruptions from workforce turnover has stabilized. Our focus remains to work with our customers and suppliers to identify alternative strategies to reduce lead times and maximize sales and operating income.

Specific to net sales for the twelve month periods discussed above, the sales fluctuations when compared to the same periods last year were primarily the direct result of an unplanned facility closure which occurred in March 2021 due to a significant workforce COVID-19 exposure. The closure lasted approximately 10 days with the facility re-opening at less than full capacity. In addition, the increase in sales in the current fiscal year was influenced by product mix, contractual due dates, and our ability to deliver on certain past due customer orders which had been delayed due to extended raw material lead times. Specific to magnetic shipments, sales increased from more shipments on specific contracts related to a family of power distribution transformers for a single customer when compared to the prior year. In addition, an increase in magnetic sales is attributable to increased deliveries against a large magnetics contract for transformers originally designed in-house and an increase in milestone deliveries on a large on-going development program for a power distribution panel. Specific to power supply shipments, the increase in sales is primarily attributable to product supporting the rail industry when compared to a year ago, also attributable to the timing of deliveries on existing contracts and additional follow-on orders received.

Gross profits for the twelve months ended June 30, 2022 and 2021 were $5,472,158 and $3,359,607, respectively. Gross profit as a percentage of sales was 17% and 12.1%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income (loss) are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

The improvement in gross profit in the twelve months ended June 30, 2022 as compared to the same period in 2021 resulted from an increase in sales and overall product mix comprising shipments. In addition, gross profit for the twelve month period improved when compared to the prior year as specific items which negatively impacted prior year results did not have a negative impact on gross profit recognized in the current year. Reductions to gross profit in the prior year included lower sales as the result of an unplanned facility shutdown in the third quarter of last year and the costs incurred for an inventory write-down for a design and production contract serving the airline industry which was cancelled by the customer during the prior fiscal year and with respect to which the Company was unsuccessful in being awarded restitution. Last year, two specific engineering design and production contracts, on which we incurred increased costs, had a larger negative impact on gross profit when compared to the current year. Specific to the current fiscal year, the Company recognized higher gross profit on increased sales, primarily from mature power supply, magnetic and build to print shipments when compared to the same period last year. Additionally, the Company showed an improvement to gross profit on a specific power supply contract resulting from adjustments recovered from the customer for costs previously incurred. Finally, the Company was successful in securing several additional equitable adjustments on other contracts in the second half of the fiscal year which had a favorable impact on gross profit. These improvements to gross profit were offset, in part, by increased costs, primarily labor, incurred on a power supply engineering design and production contract and a build to print power supply contract requiring engineering efforts, both of which contracts had no adverse impact on the prior year results. Finally, gross profit was reduced by an unforeseen significant increase in material costs on a large production contract, a direct result of inflationary and volatile pricing for certain raw materials and components. We have submitted a formal request to the customer for an equitable adjustment to this long-term fixed price contract supporting the US military. There is no guaranty that the customer will agree to a pricing adjustment.

Selling, general and administrative expenses were $3,942,991 for the fiscal year ended June 30, 2022; an increase of $157,245 compared to the fiscal year ended June 30, 2021. The increase is attributable to costs incurred as the result of a change in senior management which occurred in the second quarter of fiscal 2022, higher costs incurred to recruit and fill company-wide position vacancies, an increase in professional service expenses, an increase in travel costs, and an increase in utility expenses. These increases were offset, in part, by a decrease in overall employee compensation costs for program management personnel due to a reduction in headcount when compared to the same period last year, and a decrease in board of director’s fees due to a reduction of two non-employee directors.

Other income for the fiscal year ended June 30, 2022 and 2021 was $63,914 and $57,942, respectively. The increase is primarily due to an increase in other income primarily composed of income from scrap sales, offset, in part, by a decrease in interest income. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate was a provision of 20.6% in the fiscal year 2022 and a benefit of 50.7% in fiscal year 2021. The effective tax rate in fiscal 2022 and 2021 varies from the statutory tax rate mainly due to the benefit derived from the ESOP dividends paid on allocated shares. The decrease in the effective tax rate between periods is the direct result of higher income before taxes in the current fiscal year and a decreased benefit derived from fewer ESOP dividends paid on allocated shares. In the prior fiscal year, the higher effective tax rates was primarily due to the incurred net operating loss before taxes, in addition to the benefits received in the prior fiscal year on higher ESOP dividends paid as well as a benefit received on the tax rate differential associated with the net operating loss carryback which resulted from the net loss incurred in the prior fiscal year.

The Company generated net income for fiscal year 2022 of $1,265,127 or $0.52 per share, basic and diluted, compared to net loss of $(181,543) or $(0.08) per share, basic and diluted, for fiscal year 2021. The increase in net income in the twelve months ended June 30, 2022 compared to the same period in 2021 is primarily attributable to higher sales, a higher gross profit margin percentage, a slight increase in other income offset, in part, by an increase in selling, general, and administrative expenses and an increase in tax expense, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2022 and 2021. The existing line of credit was extended and expires February 28, 2023.

The Company's working capital as of June 30, 2022 and 2021 was approximately $29.5 million and $27.5 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the twelve months ended June 30, 2022 and 2021, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of June 30, 2022, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	2022	2021
Net cash provided by operating activities	$2,219,687	$594,996
Net cash (used in) provided by investing activities	(918,339)	2,006,910
Net cash used in financing activities	—	(1,201,316)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to the increase in net income, the decrease in inventory purchases offset, in part, by a decrease in trade accounts receivables collected and the decrease in cash collected from customers as cash advances. Net cash used in investing activities increased in the twelve months ended June 30, 2022 as compared to the same period in 2021 primarily due to the reinvestment of matured securities when compared to the same period last year. During the twelve months ended June 30, 2022, there was no cash used for financing activities primarily resulting from the suspension of dividend payments. In the prior year, cash used in financing activities resulted from the payment of regular dividends for the first two fiscal quarters.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the fiscal years ended June 30, 2022 and 2021, the Company expended $303,561 and $43,554, respectively, for plant improvements and new equipment. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal year 2023. Management anticipates that the funds required will be available from current operations.

Management believes that the Company's reserve for bad debts of $3,000 is adequate given the customers with whom the Company does business. Historically, bad debt expense has been minimal.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID 317)

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Espey Mfg. & Electronics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp. (the Company) as of June 30, 2022 and 2021, the related statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory Costs Related to Contracts in Process and Work in Process

As discussed in Notes 2 and 5 to the financial statements, inventory relating to contracts in process and work in process is valued at cost, including factory overhead incurred to date. Contract costs include material, subcontract costs, labor, and an allocation of overhead costs. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months.

The estimation of total cost at completion of a contract is subject to variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of expected sales and contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation process. When a change in expected sales value or estimated cost is determined, changes are reflected in current period earnings. Due to the magnitude of the inventory, and the subjectivity involved in estimating the total cost at completion we identified the evaluation of the estimate to complete as a critical audit matter, which required a high degree of auditor judgment.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures performed included the following:

•

We obtained an understanding of the process and assumptions used by management to develop estimates to complete including labor, overhead and materials.

•

We tested total cost at completion of a contract by using process employed by management, including:

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

Buffalo, New York

September 22, 2022

Espey Mfg. & Electronics Corp. Balance Sheets June 30, 2022 and 2021

	2022	2021
ASSETS
Cash and cash equivalents	$8,104,060	$6,802,712
Investment securities	3,708,779	3,092,000
Trade accounts receivable, net of allowance of $3,000	5,733,174	5,353,781
Income tax receivable	—	249,602

Inventories:
Raw materials	2,037,483	2,111,058
Work-in-process	315,547	326,198
Costs related to contracts in process	16,207,419	16,354,636
Total inventories	18,560,449	18,791,892

Prepaid expenses and other current assets	992,774	700,297
Total current assets	37,099,236	34,990,284

Property, plant and equipment, net	2,797,993	2,990,519
Total assets	$39,897,229	$37,980,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,079,177	$2,718,173
Accrued expenses:
Salaries and wages	627,187	475,667
Vacation	666,380	672,611
Other	752,554	126,014
Payroll and other taxes withheld	55,292	409,881
Contract liabilities	3,384,474	3,077,605
Income taxes payable	54,722	—
Total current liabilities	7,619,786	7,479,951

Deferred tax liabilities	177,829	168,557
Total liabilities	7,797,615	7,648,508
Commitments and Contingencies (See Note 14)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of June 30, 2022 and 2021. Outstanding 2,702,633 as of June 30, 2022 and 2021 (includes 256,293 and 279,429 Unearned ESOP Shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	23,104,693	23,026,096
Accumulated other comprehensive loss	(1,932)	(2,361)
Retained earnings	18,679,857	17,414,730
	42,825,909	41,481,756

Less: Unearned ESOP shares	(4,687,604)	(5,110,770)
Cost of 427,241 shares of common stock in treasury as of June 30, 2022 and 2021	(6,038,691)	(6,038,691)
Total stockholders' equity	32,099,614	30,332,295

Total liabilities and stockholders' equity	$39,897,229	$37,980,803

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp. Statements of Comprehensive Income (Loss) Years Ended June 30, 2022 and 2021

	2022	2021

Net sales	$32,104,774	$27,734,598
Cost of sales	26,632,616	24,374,991
Gross profit	5,472,158	3,359,607

Selling, general and administrative expenses	3,942,991	3,785,746
Operating income (loss)	1,529,167	(426,139)

Other income
Interest income	12,153	21,376
Other	51,761	36,566
Total other income	63,914	57,942

Income (loss) before provision (benefit) for income taxes	1,593,081	(368,197)

Provision (benefit) for income taxes	327,954	(186,654)

Net income (loss)	$1,265,127	$(181,543)

Other comprehensive income (loss), net of tax:
Unrealized gain on investment securities	429	746

Total comprehensive income (loss)	$1,265,556	$(180,797)

Net income (loss) per share:
Basic	$0.52	$(0.08)
Diluted	$0.52	$(0.08)

Weighted average number of shares outstanding:
Basic	2,431,904	2,406,345
Diluted	2,431,904	2,406,345

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp. Statements of Changes in Stockholders' Equity Years Ended June 30, 2022 and 2021

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Income	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2020	2,402,633	$1,009,958	$19,073,213	$(3,107)	$18,797,589	627,241	$(7,650,805)	$—	$31,226,848
Comprehensive loss:
Net loss					(181,543)				(181,543)
Other comprehensive income, net of tax of $198				746					746
Total comprehensive loss									(180,797)
Stock-based compensation			133,663						133,663
Dividends paid on common stock $0.50 per share					(1,201,316)				(1,201,316)
Sale of stock to ESOP	300,000	33,333	3,841,553			(200,000)	1,612,114	(5,487,000)	—
Reduction of unearned ESOP shares			(22,333)					376,230	353,897
Balance as of June 30, 2021	2,702,633	$1,043,291	$23,026,096	$(2,361)	$17,414,730	427,241	$(6,038,691)	$(5,110,770)	$30,332,295

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp. Statements of Changes in Stockholders' Equity Years Ended June 30, 2022 and 2021

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Income	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2021	2,702,633	$1,043,291	23,026,096	$(2,361)	$17,414,730	427,241	$(6,038,691)	$(5,110,770)	$30,332,295
Comprehensive income:
Net income					1,265,127				1,265,127
Other comprehensive income, net of tax of $90				429					429
Total comprehensive income									1,265,556
Stock-based compensation			176,696						176,696
Reduction of unearned ESOP shares			(98,099)					423,166	325,067
Balance as of June 30, 2022	2,702,633	$1,043,291	$23,104,693	$(1,932)	$18,679,857	427,241	$(6,038,691)	$(4,687,604)	$32,099,614

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp. Statements of Cash Flows Years Ended June 30, 2022 and 2021

	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,265,127	$(181,543)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Stock-based compensation	176,696	133,663
Depreciation	494,635	519,813
ESOP compensation expense	325,067	353,897
Gain on disposal of assets	(119)	—
Loss on inventory reduction due to contract cancellation	—	710,207
Deferred income tax expense (benefit)	9,271	(64,396)
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivables	(379,393)	3,659,624
Decrease (increase) in income tax receivable	249,602	(249,602)
Decrease (increase) in inventories	231,443	(4,714,044)
Increase in prepaid expenses and other current assets	(292,477)	(303,411)
Decrease in accounts payable	(638,996)	(143,523)
Increase in accrued salaries and wages	151,520	6,466
Decrease in vacation accrual	(6,231)	(17,223)
Increase (decrease) in other accrued expenses	626,540	(192,308)
(Decrease) increase in payroll and other taxes withheld	(354,589)	222,911
Increase in contract liabilities	306,869	902,370
Increase (decrease) in income taxes payable	54,722	(47,905)
Net cash provided by operating activities	$2,219,687	$594,996

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(303,561)	(43,554)
Proceeds from sale of fixed assets	2,000	—
Purchase of investment securities	(4,237,778)	(5,436,056)
Proceeds from sale/maturity of investment securities	3,621,000	7,486,520
Net cash (used in) provided by investing activities	(918,339)	2,006,910

Cash Flows from Financing Activities:
Dividends paid on common stock	—	(1,201,316)
Net cash used in financing activities	—	(1,201,316)

Increase in cash and cash equivalents	1,301,348	1,400,590
Cash and cash equivalents, beginning of the year	6,802,712	5,402,122
Cash and cash equivalents, end of the year	$8,104,060	$6,802,712

Supplemental Schedule of Cash Flow Information:
Income taxes paid net of refunds	$14,365	$175,250

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

We account for a contract with a customer after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collection of substantially all of the amount to which the entity will be entitled in exchange for the good or services that will be transferred to the customer is probable. We assess each contract at its inception to determine whether it should be combined with other contracts. When making this determination, we consider factors such as whether two or more contracts were negotiated and executed at or near the same time, or were negotiated with an overall profit objective.

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

Inventory relating to contracts in process and work in process is valued at cost, including factory overhead incurred to date. Contract costs include material, subcontract costs, labor, and an allocation of overhead costs. Work in process represents spare units and parts and other inventory items acquired or produced to service units previously sold or to meet anticipated future orders. Provision for losses on contracts is made when the existence of such losses becomes probable and estimable. The provision for losses on contracts is included in other accrued expenses on the Company’s balance sheet. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months.

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

Investment Securities

The Company accounts for its investments in debt securities in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in debt securities at June 30, 2022 consists of certificates of deposit and municipal bonds, and at June 30, 2021, consisted of certificates of deposit. The Company classifies investments in debt securities as available-for-sale. Unrealized holding gains and losses, net of related tax effect, on available-for-sale debt securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Realized gains and losses for debt securities classified as available-for-sale are included in earnings and are determined using the specific identification method. Interest income is recognized when earned. Fair values are based on quoted market prices available as of the balance sheet date, and are therefore considered a Level 1 valuation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable, accrued expenses and contract liabilities, approximated fair value as of June 30, 2022 and 2021 because of the immediate or short-term maturity of these financial instruments.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances. Interest is not charged on past due balances. Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2022 and 2021. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income for fiscal years ended June 30, 2022 and 2021 consists of unrealized holding gains on available-for-sale debt securities.

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

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 amends ASC 740 to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020. Upon adoption, the amendments in ASU 2019-12 should be applied on a prospective basis to all periods presented. The Company adopted the new guidance under ASU 2019-12 in the first quarter of fiscal year 2022 and removed the exception for intraperiod allocations from its interim period tax provision calculation, accordingly. The removal of the exception for intraperiod allocations did not have a material impact on the Company.

Espey Mfg. & Electronics Corp. Notes to Financial Statements
Note 2. Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the amendments in ASU 2016-13 should be applied on a prospective basis to all periods presented relating to available-for-sale debt securities. For all other financial instruments the Company upon adoption will apply the amendments on a modified-retrospective approach. The Company is expected to adopt the new guidance under ASU 2016-13 in the first quarter of fiscal year 2024 and is currently evaluating the impact of the adoption on its financial statements.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets in fiscal years 2022 and 2021. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet, if applicable.

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

Total revenue recognized for the twelve months ended June 30, 2022 based on units delivered totaled $26,931,949 compared to $22,973,507 for the same periods in fiscal year 2021. Total revenue recognized for the twelve months ended June 30, 2022 based on milestones achieved totaled $5,172,825 compared to $4,761,091 for the same periods in fiscal year 2021.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would result in the adjustment of the transaction price as of June 30, 2022. Our payment terms are generally 30-60 days.

Contract liabilities were $3,384,474 and $3,077,605 as of June 30, 2022 and 2021, respectively. The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. Revenue recognized, that was in contract liabilities in the beginning of the fiscal year, approximated $1,160,000 for the twelve months ended June 30, 2022. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at June 30, 2022 totaling $76.8 million is expected, based on expected due dates, to be recognized in the following fiscal years: 46% in 2023; 43% in 2024, and 11% in 2025.

Note 4. Investment Securities

Investment securities at June 30, 2022 consist of certificates of deposit and municipal bonds, and at June 30, 2021, consist of certificates of deposit, which are classified as available-for-sale debt securities and have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by major security type at June 30, 2022 and June 30, 2021 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2022
Certificates of deposit	$3,639,000	$—	$—	$3,639,000
Municipal bonds	72,225	—	(2,446)	69,779
2022 Total investment securities	$3,711,225	$—	$(2,446)	$3,708,779

2021
Certificates of deposit	$3,092,000	$—	$—	$3,092,000
Municipal bonds	—	—	—	—
2021 Total investment securities	$3,092,000	$—	$—	$3,092,000

Espey Mfg. & Electronics Corp. Notes to Financial Statements
Note 4. Investment Securities, Continued

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At June 30, 2022, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of June 30, 2022 and 2021, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total

2022
Available-for-sale	$3,639,000	$69,779	$3,708,779
2021
Available-for-sale	$3,092,000	$—	$3,092,000

Note 5. Contracts in Process

Contracts in process at June 30, 2022 and 2021 are as follows:

	2022	2021
Unrecognized gross contract value	$76,782,028	$65,647,715
Costs related to contracts in process	$16,207,419	$16,354,636

Included in costs relating to contracts in process at June 30, 2022 and 2021 are costs relative to contracts that may not be completed within the ensuing year as contracts vary in size, scope and duration. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statements of comprehensive income until the units under contract are shipped.

Note 6. Property, Plant and Equipment

Property, plant and equipment at June 30, 2022 and 2021 is as follows:

	2022	2021
Land	$45,000	$45,000
Building and improvements	4,450,399	4,387,113
Machinery and equipment	11,287,648	11,121,960
Furniture and fixtures	164,200	164,200
	15,947,247	15,718,273
Accumulated depreciation	(13,149,254)	(12,727,754)
Property, plant and equipment, net	$2,797,993	$2,990,519

Depreciation expense was $494,635 and $519,813 for the years ended June 30, 2022 and 2021, respectively.

Espey Mfg. & Electronics Corp. Notes to Financial Statements
Note 7. Pension Expense

Under terms of a negotiated union contract which expired on June 30, 2022, the Company was obligated to make contributions to a union-sponsored International Brotherhood of Electrical Workers Local 1799 defined benefit pension plan (Plan identifying number is 14-6065199) covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $110,378 in fiscal year 2022 and $112,997 in fiscal year 2021. These contributions represent more than five percent of the total contributions made into the Plan. For the years beginning January 1, 2022 and 2021, the Plan was in the “green zone” which means it is neither endangered nor critical status. A Funding Improvement Plan, entered into by Plan Trustees in fiscal year 2013, when the Plan was in “critical status,” called for an increase in contributions starting January 1, 2016 of $0.04 per hour for each year for five years thereafter. The increases did not and will not have a material impact on the Company’s financial statements. The union contract was renewed for an additional three-year term effective July 1, 2022 which resulted in no changes to the factors used in calculating obligated contributions.

In addition, a Memorandum of Understanding (MOU) between the Company and Union which was effective July 1, 2021, the Company agreed and became obligated to make contributions to the National Electrical Benefit Fund (NEBF) (Plan identifying number is 53-0181657). The Plan is a defined pension benefit plan covering eligible union employees. Such contributions and expenses amounted to $73,771 in fiscal year 2022. The contribution did not and will not in the future have a material impact on the Company’s financial statements.

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $53,836 and $49,218, for fiscal years 2022 and 2021, respectively.

Note 8. Provision (Benefit) for Income Taxes

A summary of the components of the provision (benefit) for income taxes for the years ended June 30, 2022 and 2021 is as follows:

	2022	2021
Current tax expense (benefit) - federal	$313,705	$(122,221)
Current tax expense (benefit) - state	4,978	(37)
Deferred tax expense (benefit)	9,271	(64,396)
Provision (benefit) for income taxes	$327,954	$(186,654)

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

The combined U.S. federal and state effective income tax rates of 20.6% and 50.7%, for 2022 and 2021 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	0.3	0.1
ESOP cost versus Fair Market Value	(1.3)	1.3
Dividend on allocated ESOP shares	(3.1)	25.9
Stock-based compensation	4.0	(6.7)
Foreign Derived Intangible Income Deduction	—	—
Rate Differential on Net Operating Loss Carryback	(0.1)	10.5
Other	(0.2)	(1.4)
Effective tax rate	20.6%	50.7%

Espey Mfg. & Electronics Corp. Notes to Financial Statements
Note 8. Provision (Benefit) for Income Taxes, Continued

For the years ended June 30, 2022 and 2021 deferred income tax expense (benefit) of $9,271 and ($64,396), respectively, results from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2022 and 2021 are presented as follows:

	2022	2021
Deferred tax assets:
Accrued expenses	$204,774	$186,339
ESOP	14,237	2,190
Stock-based compensation	33,719	59,659
Inventory - effect of uniform capitalization	—	46,197
Total deferred tax assets	$252,730	$294,385
Deferred tax liability:
Property, plant and equipment - principally due to differences in depreciation methods	$374,566	$422,771
Inventory - effect of uniform capitalization	19,276	—
Prepaid expenses	36,716	40,171
Total deferred tax liability	$430,558	$462,942

Net deferred tax liability	$(177,828)	$(168,557)

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

As the result of the implementation of the FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. As of June 30, 2022 and 2021, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties in general and administrative expense. As of June 30, 2022 and 2021, the Company has not recorded any provision for accrued interest and penalties.

The Company is subject to taxation in the United States and various state jurisdictions. The federal tax returns are subject to audit for three years from date of filing unless the return was audited within that period. In general the majority of state statutes follow similar guidelines. As such, the Company’s tax returns for tax years ending June 30, 2022, 2021, and 2020 remain open to examination by the respective taxing authorities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the economic uncertainty resulting from the COVID19 pandemic. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income based laws, some of which were enacted as part of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Some of the key changes include eliminating the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 and 2020, allowing NOLs originating in 2018, 2019 and 2020 to be carried back five years, enhanced interest deductibility, and retroactively clarifying the immediate recovery of qualified improvement property costs rather than over a 39-year recovery period. During the year ended June 30, 2021, the Company recorded an approximate $120,000 benefit relating to the NOL carryback provisions provided for in the CARES Act. The actual benefit received totaled $125,635. The Company will continue to monitor additional guidance issued and assess the impact that various provisions will have on its business.

Note 9. Significant Customers

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to four domestic customers accounted for 57% of total sales in 2022. Sales to four domestic customers accounted for 59% of total sales in 2021. The related accounts receivable balance, as a percentage of the Company’s total trade accounts receivable balance, was 74% represented by four customers at June 30, 2022 and 76% represented by four customers at June 30, 2021.

Export sales in fiscal years 2022 and 2021 were approximately $1,644,000 and $2,019,000, respectively.

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

The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. Any dividends on unallocated shares received by the ESOP are used to pay debt service. Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $325,067 and $353,897 for the years ended June 30, 2022 and 2021, respectively.

The ESOP shares as of June 30, 2022 and 2021 were as follows:

	2022	2021
Allocated shares	496,091	487,220
Unreleased shares	256,293	279,429
Total shares held by the ESOP	752,384	766,649
Fair value of unreleased shares	$3,649,612	$4,141,138

Espey Mfg. & Electronics Corp. Notes to Financial Statements
Note 10. Employee Stock Ownership Plan, Continued

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the twelve months ended June 30, 2022 and 2021, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan. Share distributions from the ESOP during the twelve months ended June 30, 2022 and 2021 totaled 14,265 shares and 2,470 shares, respectively.

Note 11. Stock-based Compensation

The Company follows ASC 718 in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. Included as a reduction to the cost recognized for share-based payments is an estimate for option forfeitures. It is the Company’s policy to estimate expected option forfeitures based on historical experience. Actual forfeitures are adjusted prior to the vesting date if the impact is material.

Total stock-based compensation expense recognized in the statements of comprehensive income (loss) for the fiscal years ended June 30, 2022 and 2021, was $176,696 and $133,663, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSO”) for the fiscal years ended June 30, 2022 and 2021, was $29,287 and $32,863, respectively. The deferred tax benefit related to the NQSO’s as of June 30, 2022 and 2021 was approximately $6,150 and $6,901, respectively. The remaining stock option expense in each year related to incentive stock options (“ISO”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of June 30, 2022, there was approximately $130,093 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years, of which $103,355 relates to ISO’s and $26,738 relates to NQSO’s. The total deferred tax benefit related the NQSO’s in future years will be $5,615.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"), approved by the Company's shareholders at the Company's Annual Meeting on December 1, 2017. The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of common stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of common stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of June 30, 2022, options covering 307,904 shares have been granted, of which 195,523 are outstanding, and 112,381 shares have been cancelled. As of June 30, 20022, option covering 204,477 shares remain available for grant, after factoring the cancelled shares, which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of June 30, 2022, 50,750 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life, and interest rates.

Espey Mfg. & Electronics Corp. Notes to Financial Statements
Note 11. Stock-based Compensation, Continued

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the year ended June 30, 2022 and 2021.

	2022		2021
Dividend yield	-		5.54%
Expected stock price volatility	25.60%		23.41%
Risk-free interest rate	0.99%		0.36%
Expected option life (in years)	5.4	yrs	5.4	yrs
Weighted average fair value per share of options granted during the period	$3.74		$1.59

Effective March 9, 2021, the Company suspended the payment of regular quarterly dividends. The Company paid no cash dividends for the fiscal year ended June 30, 2022 and paid regular cash dividends on common stock of $0.50 per share for the fiscal year ended June 30, 2021. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the twelve months ended June 30, 2022:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2021	304,662	$23.37	6.06
Granted	81,550	$14.75	9.08
Exercised	—	—	—
Forfeited or expired	(139,939)	$22.70	—
Outstanding at June 30, 2022	246,273	$20.89	6.73	$2,392
Vested or expected to vest at June 30, 2022	228,074	$21.28	6.56	$2,294
Exercisable at June 30, 2022	142,098	$24.48	5.20	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on June 30, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2022. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the twelve months ended June 30, 2022 and 2021 was $0.

The following table summarizes changes in non-vested stock options during the twelve months ended June 30, 2022:

		Weighted
	Number of	Average
	Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-Vested at July 1, 2021	103,450	$2.22
Granted	81,550	3.74
Vested	(43,025)	3.03
Forfeited or expired	(37,800)	2.65
Non-Vested at June 30, 2022	104,175	$2.92

Espey Mfg. & Electronics Corp. Notes to Financial Statements
Note 12. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 9, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 74% represented by four customers at June 30, 2022 and 76.3% represented by four customers at June 30, 2021.

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

Espey Mfg. & Electronics Corp. Notes to Financial Statements
Note 14. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2022 and 2021. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, there are no matters pending.

Note 15. Stockholders' Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2022:

Stock options outstanding	246,273
Stock options available for issuance	204,477
Number of common shares reserved	450,750

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the years ended June 30:

	2022	2021
Numerator:
Net income (loss)	$1,265,127	$(181,543)
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,702,633	2,402,633
Common shares issued to ESOP during the period	—	300,000
Unearned ESOP shares	(279,429)	(300,000)
Weighted average common shares issued during the period	—	—
Weighted average common shares purchased during the period	—	—
Weighted average ESOP shares earned during the period	8,700	3,712
Denominator for basic earnings per common shares –Weighted average common shares	2,431,904	2,406,345
Diluted EPS:
Common shares outstanding, beginning of period	2,702,633	2,402,633
Common shares issued to ESOP during the period	—	300,000
Unearned ESOP shares	(279,429)	(300,000)
Weighted average common shares issued during the period	—	—
Weighted average common shares purchased during the period	—	—
Weighted average ESOP shares earned during the period	8,700	3,712
Weighted average dilutive effect of stock options	—	—
Denominator for diluted earnings per common shares –Weighted average common shares	2,431,904	2,406,345

Espey Mfg. & Electronics Corp. Notes to Financial Statements
Note 15. Stockholders’ Equity, Continued

Not included in this computation of earnings per share for the year ended June 30, 2022 and 2021 were options to purchase 246,273 and 304,662 shares, respectively, of the Company’s common stock. These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.

Effective March 9, 2021, the Company suspended the payment of quarterly dividends. The Company paid no cash dividends for the fiscal year ended June 30, 2022 and paid cash dividends on common stock of $0.50 per share for the fiscal year ended June 30, 2021. Our Board of Directors assesses the Company’s dividend policy periodically.

Note 16. Line of Credit

At June 30, 2022, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest payments equal to the BSBY Daily Floating Rate plus 2 percentage points. Any borrowing under the line of credit will be collateralized by accounts receivable. The line will be reviewed annually for renewal. All outstanding balances are payable no later than the expiration date of the agreement, unless other terms are agreed to by the lender.

Note 17. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2022	Quarter	Quarter	Quarter	Quarter
Net sales	$7,545,432	$7,458,050	$8,620,049	$8,481,243
Gross profit	1,353,098	1,206,817	1,734,880	1,177,363
Net income	306,061	21,201	661,359	276,506
Net income per share -
Basic	0.13	0.01	0.27	0.11
Diluted	0.13	0.01	0.27	0.11

2021
Net sales	$7,265,515	$6,962,065	$4,205,068	$9,301,950
Gross profit (loss)	1,127,374	713,461	(187,154)	1,705,926
Net income (loss)	189,824	(181,006)	(1,070,114)	879,753
Net income (loss) per share -
Basic	0.08	(0.08)	(0.44)	0.36
Diluted	0.08	(0.08)	(0.44)	0.36

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2022.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on December 2, 2022) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules, Signatures

3.1	Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10 -K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8 -K dated September 21, 2020)

4.1	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)

10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)

10.4	2017 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 27, 2017 for the December 1, 2017 Annual Meeting)

10.13	Executive Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.13 on Espey’s Report on Form 8 –K dated January 1, 2022)

10.14	Executive Employment Agreement with Peggy Murphy (incorporated by reference to Exhibit 10.14 on Espey’s Report on Form 10 –Q dated February 14, 2022)

10.16	Employment Agreement dated January 16, 2018 with Patrick Enright, Jr. (incorporated by reference to Exhibit 10.16 on Espey’s Report on Form 8-K dated January 16, 2018

10.16a	First Amendment to Employment Agreement dated January 16, 2018 with Patrick Enright, Jr. (incorporated by reference to Exhibit 10.16 on Espey’s Report on Form 8-K dated October 12, 2021

10.17	Settlement Agreement dated July 31, 2018, by and among Espey Mfg. & Electronics Corp., The Article 6 Marital Trust Under The First Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, and Paul J. Corr, Michael W. Wool, Barry Pinsley, Carl Helmetag, Howard Pinsley, and Alvin O. Sabo. (incorporated by reference to Exhibit on 10.16 on Espey’s Report on Form 8-K dated July 31, 2018)

10.18	Stock Purchase Agreement dated as of December 1, 2020 between Espey Mfg. & Electronics Corp. and The Trustees of the Espey Mfg. & Electronics Corp. Employee Retirement Plan Trust (incorporated by reference to Exhibit 10.18 on Espey’s Report on Form 8-K dated December 1, 2020)

10.19	ESOP Loan Agreement dated as of December 1, 2020 between The Trustees of Espey Mfg. & Electronics Corp. Employee Retirement Plan Trust and Espey Mfg. & Electronics Corp. (incorporated by reference to Exhibit 10.19 on Espey’s Report on Form 8-K dated December 1, 2020)

10.20	Executive Employment Agreement with Katrina L. Sparano (incorporated by reference to Exhibit 10.20 on Espey’s Report on Form 8 –K dated January 1, 2022)

14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)

23.1	Consent of Freed Maxick CPAs, P.C. (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

S I G N A T U R E S

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ David O’Neil
David O’Neil
President and Chief Executive Officer
September 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David O’Neil	President and Chief Executive Officer
David O'Neil	September 22, 2022

/s/Katrina Sparano	Principal Financial Officer
Katrina Sparano	September 22, 2022

/s/Michael W. Wool	Director
Michael W. Wool	September 22, 2022

/s/Paul J. Corr	Director
Paul J. Corr	September 22, 2022

/s/Carl Helmetag	Director
Carl Helmetag	September 22, 2022

/s/Roger Sexauer	Director
Roger Sexauer	September 22, 2022