Form 10-Q
period 2022-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2022-11-10
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

At November 10, 2022, there were 2,702,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

September 30, 2022 (Unaudited) and June 30, 2022

	September 30, 2022	June 30, 2022
ASSETS
Cash and cash equivalents	$7,320,001	$8,104,060
Investment securities	5,414,175	3,708,779
Trade accounts receivable, net of allowance of $3,000	5,734,062	5,733,174

Inventories:
Raw materials	2,051,063	2,037,483
Work-in-process	192,460	315,547
Costs related to contracts in process	16,394,681	16,207,419
Total inventories	18,638,204	18,560,449

Prepaid expenses and other current assets	1,225,940	992,774
Total current assets	38,332,382	37,099,236

Property, plant and equipment, net	2,727,525	2,797,993

Total assets	$41,059,907	$39,897,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,910,993	$2,079,177
Accrued expenses:
Salaries and wages	692,618	627,187
Vacation	636,853	666,380
ESOP payable	78,927	—
Other	809,576	752,554
Payroll and other taxes withheld	59,785	55,292
Contract liabilities	2,644,238	3,384,474
Income taxes payable	123,039	54,722
Total current liabilities	7,956,029	7,619,786

Deferred tax liabilities	176,502	177,829

Total liabilities	8,132,531	7,797,615

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of September 30, 2022 and June 30, 2022. Outstanding 2,702,633 shares as of September 30, 2022 and June 30, 2022 (includes 250,671 and 256,293 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	23,165,952	23,104,693
Accumulated other comprehensive loss	(3,695)	(1,932)
Retained earnings	19,448,123	18,679,857
	43,653,671	42,825,909

Less: Unearned ESOP shares	(4,687,604)	(4,687,604)
Cost of 427,241 shares of common stock in treasury as of September 30, 2022 and June 30, 2022	(6,038,691)	(6,038,691)
Total stockholders’ equity	32,927,376	32,099,614

Total liabilities and stockholders' equity	$41,059,907	$39,897,229

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2022 and 2021

	September 30, 2022	September 30, 2021

Net sales	$8,635,795	$7,545,432
Cost of sales	6,823,653	6,192,334
Gross profit	1,812,142	1,353,098

Selling, general and administrative expenses	839,030	994,822
Operating income	973,112	358,276

Other income
Interest income	8,807	1,596
Other	3,767	17,971
Total other income	12,574	19,567

Income before provision for income taxes	985,686	377,843

Provision for income taxes	217,420	71,782

Net income	$768,266	$306,061

Other comprehensive income, net of tax
Unrealized loss on investment securities	(1,763)	—

Total comprehensive income	$766,503	$306,061

Net income per share:
Basic	$0.31	$0.13
Diluted	$0.31	$0.13

Weighted average number of shares outstanding:
Basic	2,446,402	2,423,267
Diluted	2,447,519	2,423,267

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp. Statements of Changes in Stockholders' Equity (Unaudited) Three Months Ended September 30, 2022

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Loss	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2022	2,702,633	$1,043,291	$23,104,693	$(1,932)	$18,679,857	427,241	$(6,038,691)	$(4,687,604)	$32,099,614
Comprehensive income:
Net income					768,266				768,266
Other comprehensive loss, net of tax of $ (370)				(1,763)					(1,763)
Total comprehensive income									766,503
Stock-based compensation			61,259						61,259

Balance as of September 30, 2022	2,702,633	$1,043,291	$23,165,952	$(3,695)	$19,448,123	427,241	$(6,038,691)	$(4,687,604)	$32,927,376

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp. Statements of Changes in Stockholders' Equity (Unaudited) Three Months Ended September 30, 2021

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Loss	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2021	2,702,633	$1,043,291	$23,026,096	$(2,361)	$17,414,730	427,241	$(6,038,691)	$(5,110,770)	$30,332,295
Comprehensive income:
Net income					306,061				306,061
Other comprehensive loss, net of tax of $-				—					—
Total comprehensive income									306,061
Stock-based compensation			52,776						52,776

Balance as of September 30, 2021	2,702,633	$1,043,291	$23,078,872	$(2,361)	$17,720,791	427,241	$(6,038,691)	$(5,110,770)	$30,691,132

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2022 and 2021

	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$768,266	$306,061

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	61,259	52,776
Depreciation	120,950	121,237
ESOP compensation expense	78,927	84,506
Deferred income tax benefit	(1,697)	(17,885)
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable	(888)	1,072,116
Decrease in income taxes receivable	—	89,667
(Increase) decrease in inventories	(77,755)	7,338
(Increase) decrease in prepaid expenses and other current assets	(233,166)	218,306
Increase (decrease) in accounts payable	831,816	(553,919)
Increase in accrued salaries and wages	65,431	73,348
Decrease in vacation accrual	(29,527)	(20,677)
Increase in other accrued expenses	57,022	80,892
Increase in payroll and other taxes withheld	4,493	56,547
(Decrease) increase in contract liabilities	(740,236)	17,380
Increase in income taxes payable	68,317	—
Net cash provided by operating activities	973,212	1,587,693

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(50,482)	(45,691)
Purchase of investment securities	(2,826,789)	(534,000)
Proceeds from sale/maturity of investment securities	1,120,000	488,000
Net cash used in by investing activities	(1,757,271)	(91,691)

(Decrease) increase in cash and cash equivalents	(784,059)	1,496,002
Cash and cash equivalents, beginning of period	8,104,060	6,802,712
Cash and cash equivalents, end of period	$7,320,001	$8,298,714

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$150,000	$—

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Specific to inventories, including work-in-process and contracts in process, management evaluates, quarterly, those estimates used in determining the cost to complete for each contract on Espey Mfg. & Electronics Corp. (the “Company”) sales backlog. The change in estimates may affect the reported amount of inventories and gross profit in the current or a future period. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2022. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2022 and June 30, 2022 because of the immediate or short-term maturity of these financial instruments.

Investment securities at September 30, 2022 consists of certificates of deposit, municipal bonds and U.S. treasury bills and at June 30, 2022 consisted of certificates of deposit and municipal bonds. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by major security type at September 30, 2022 and June 30, 2022 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2022
Certificates of deposit	$5,050,000	$—	$—	$5,050,000
Municipal bonds	$72,225	$—	$(4,385)	$67,840
U.S. Treasury Bills	$296,440	$—	$(105)	$296,335
Total investment securities	$5,418,665	$—	$(4,490)	$5,414,175

June 30, 2022
Certificates of deposit	$3,639,000	$—	$—	$3,639,000
Municipal bonds	$72,225	$—	$(2,446)	$69,779
Total investment securities	$3,711,225	$—	$(2,446)	$3,708,779

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At September 30, 2022, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

Index

As of September 30, 2022 and June 30, 2022, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
September 30, 2022
Available-for-sale	$4,626,334	$787,841	$5,414,175

June 30, 2022
Available-for-sale	$3,639,000	$69,779	$3,708,779

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net income per share, excluded options to purchase 241,773 shares of our common stock for the three months ended September 30, 2022 and 344,512 shares for the three months ended September 30, 2021, as the effect of including them would be anti-dilutive. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended September 30, 2022 and 2021 was $61,259 and $52,776, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the three-month periods ended September 30, 2022 and 2021, was $9,604 and $7,366, respectively. The deferred tax benefit related to the NQSOs as of September 30, 2022 and 2021 was approximately $2,017 and $1,547, respectively. The remaining stock option expense in each year related to incentive stock options (“ISOs”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of September 30, 2022, there was approximately $308,188 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years, of which $254,793 relates to ISOs and $53,395 relates to NQSOs. The total deferred tax benefit related to these awards is expected to be $11,213.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of September 30, 2022, options covering 379,104 shares have been granted, of which 262,223 are outstanding, and options covering 116,881 shares have been cancelled. As of September 30, 2022, options covering 137,777 shares remain available for grant, after factoring in the cancelled options, which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of September 30, 2022, 50,750 options were outstanding under such plan of which all are vested and exercisable.

Index

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the three months ended September 30, 2022 and 2021.

	September 30, 2022	September 30, 2021

Company’s expected volatility	27.10%	25.50%
Risk-free interest rate	2.66%	0.89%
Expected term	5.4 yrs	5.4 yrs
Weighted average fair value per share of options granted during the period	$4.11	$3.73

Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the three months ended September 30, 2022:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2022	246,273	$20.89	6.73
Granted	71,200	$13.61	9.84
Exercised	—	—	—
Forfeited or expired	(4,500)	$18.20	—
Outstanding at September 30, 2022	312,973	$19.27	7.22	$12,816
Vested or expected to vest at September 30, 2022	282,623	$19.74	7.02	$10,483
Exercisable at September 30, 2022	141,598	$24.49	4.94	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on September 30, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2022. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the three months ended September 30, 2022 and 2021 was $0, resulting from no option exercise activity during those periods.

Index

The following table summarizes changes in non-vested stock options during the three months ended September 30, 2022:

	Weighted Number	Average
	of Shares Subject to Option	Grant Date Fair Value (per Option)
Non-vested at July 1, 2022	104,175	$2.92
Granted	71,200	$4.11
Vested	—	—
Forfeited or expired	(4,000)	$1.91
Non-vested at September 30, 2022	171,375	$3.44

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2022 and June 30, 2022. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

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

Total revenue recognized for the three months ended September 30, 2022 based on units delivered was $6,959,789 compared to $6,492,236 for the same period in fiscal year 2022. Total revenue recognized for the three months ended September 30, 2022 based on milestones achieved was $1,676,006 compared to $1,053,196 for the same period in fiscal year 2022.

Index

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of September 30, 2022. Our payment terms are generally 30-60 days.

Contract liabilities were $2,644,238 and $3,384,474 as of September 30, 2022 and June 30, 2022, respectively. The decrease in contract liabilities is primarily due to revenue recognized, offset in part by, the advance collection of cash on specific contracts. Revenue recognized, that was in contract liabilities in the beginning of the fiscal year, approximated $1,171,430 for the three months ended September 30, 2022. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at September 30, 2022 totaling approximately $81.2 million is projected, based on expected due dates, to be recognized in the following fiscal years: 32% in 2023; 47% in 2024; 17% in 2025, and 4% thereafter.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the amendments in ASU 2016-13 should be applied on a prospective basis to all periods presented relating to available-for-sale debt securities. For all other financial instruments the Company upon adoption will apply the amendments on a modified-retrospective approach. The Company is expected to adopt the new guidance under ASU 2016-13 in the first quarter of fiscal year 2024, beginning July 1, 2023, and is currently evaluating the impact of the adoption on its financial statements.

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $78,927 and $84,506 for the three-month periods ended September 30, 2022 and 2021, respectively.

Index

The ESOP shares as of September 30, 2022 and 2021 were as follows:

	September 30, 2022	September 30, 2021
Allocated shares	496,091	483,984
Committed-to-be-released shares	5,622	5,784
Unreleased shares	250,671	273,645

Total shares held by the ESOP	752,384	763,413

Fair value of unreleased shares	$3,456,753	$3,981,535

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three months ended September 30, 2022 and 2021, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provisions of the Plan. Share distributions from the ESOP during the three months ended September 30, 2022 and 2021 totaled 0 and 3,236 shares, respectively.

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

Future procurement needs supporting the military and the rail industry continue to drive competition. Many of our competitors have invested, and continue to invest aggressively in upfront product design costs and accept lower profit margins as a strategic means of maintaining existing business and enhancing market share. This continues to put pressure on the pricing of our current products and has lowered our profit margins on some of our new business. In order to compete effectively for new business, in some cases we have invested in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. As part of our strategy, we adjust our pricing in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

Index

We continue to place an emphasis on securing “build to print” opportunities, which will allow production work to go directly to the manufacturing floor, limiting the impact on our engineering staff. This allows us to keep our manufacturing team busy while the products are being developed in-house for production.

The total backlog at September 30, 2022 was approximately $81.2 million, which included approximately $66.3 million from six significant customers, compared to $75.2 million at September 30, 2021, which included $48 million from four significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The backlog at September 30, 2022 is fully funded except for $32 thousand, representing one firm multi-year order from a single customer for which funding has not yet been appropriated by Congress and/or the customer has funded the program. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at September 30, 2021 was approximately $0.6 million and represented two firm multi-year orders from a single customer for which funding had not yet been appropriated by Congress or funded by our customer. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales. We continue to experience technical and schedule delays with certain major development programs. The issues causing the delays are being resolved as soon as possible and we continue to work with our customers on newly arising delays. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $7.3 million.

The growth and continuing demand in the power electronics industry across multiple manufacturing sectors has created volatility and unpredictability in the availability of certain electronic components and, in some cases, continues to create industry shortages. These shortages have and will likely continue to impact our ability to support our customer’s schedule demands, as lead times for these components have, in some instances, increased from readily available to waiting times of nearly a year or more. In addition, we continue to incur delays in material deliveries from some company suppliers due to the COVID-19 pandemic. We continue to work with our customers to mitigate any adverse impact on our ability to service their requirements. These issues, if they persist, may cause us to miss projected delivery dates.

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

Effects from global events and the resulting supply chain disruptions continue to place pressure on the cost of raw materials, freight, utility, labor and other production and administrative costs. These inflationary cost challenges are expected to continue to have a negative impact on operating income in fiscal year 2023. Volatile raw material indexes and shortages have led to wide-spread vendor price increases. For our executed fixed-priced contracts, we will either singularly or in combination, continue to 1) be required to absorb the increased costs 2) mitigate cost increases through the identification of additional supply chain buying strategies or 3) submit for price remediation assistance from our customers. To minimize exposure on future fixed-priced contracts, we continue to incorporate inflationary increases to product quotations provided to our customers, some of which have resulted in significant price increases. Additionally, to minimize our exposure, we have, in many instances, reduced the time in which certain product quotations remain valid and have also extended lead times for product deliveries. We continue to work with our customers to mitigate any adverse impact on our ability to service their requirements.

Management continues to closely monitor the impact of evolving workforce labor constraints, primarily from the effects from the pandemic, on our planned delivery schedules. Although declining, we continue to experience periodic disruptions from workforce absences due to COVID-19 illnesses and direct contact exposures, resulting in self-isolating protocols to be followed to ensure the safety of company personnel. Disruptions to productivity resulting from workforce turnover have decreased. However, with supply chain constraints, future unforeseen labor disruptions could delay shipments and result in missing our backlog fulfillment projections and recognizing lower operating income.

Index

The Company currently expects new orders in fiscal 2023 to approximate the $43.2 million in new orders received in fiscal year 2022. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

New orders received in the first three months of fiscal year 2023 were approximately $13.1 million as compared to $17.1 million new orders received in the first three months of fiscal 2022. It is presently anticipated that a minimum of $26.4 million of orders comprising the September 30, 2022 backlog will be filled during the fiscal year ending June 30, 2023 subject, however, to the impact of the factors identified above. The minimum of $26.4 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2023.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $91 million in the aggregate as of November 01, 2022 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to four significant customers represented approximately 80% of the Company’s total sales for the three-month period ended September 30, 2022. Net sales to five significant customers represented 78% of the Company’s total sales for the three-month period ended September 30, 2021. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

We account for a contract with a customer after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collection of substantially all of the amount to which the entity will be entitled in exchange for the goods or services that will be transferred to the customer is probable. We assess each contract at its inception to determine whether it should be combined with other contracts. When making this determination, we consider factors such as whether two or more contracts were negotiated and executed at or near the same time, or were negotiated with an overall profit objective.

Index

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

Results of Operations

Net sales for the three months ended September 30, 2022 and 2021 were $8,635,795 and $7,545,432, respectively, a 14.5% increase. The increase in net sales in fiscal year 2023 is primarily due to an increase in magnetics and power supply sales offset, in part, by a decrease in build to print shipments. In general, sales fluctuations within product categories will occur during a comparable fiscal period as the direct result of product mix, influenced by the duration of specific programs and the contractual terms of firm orders placed for product and services under those programs including contract value, scope of work and duration. Deliverables within firm contracts are often subject to delivery schedules which also contributes to sales fluctuations between comparable periods. Internal and external constraints, at times, impact our ability to ship. In general, the Company continues to experience long lead times and supply chain delays which have a direct impact on the timing of shipments for certain programs and may result in sales fluctuations recorded between periods. Specific to magnetic shipments, sales increased from more shipments on specific contracts related to a family of power distribution transformers for a single customer when compared to the prior year. This increase was offset, in part, by a decrease in sales for select milestone deliverables billed in the prior year which were non-recurring in the current year. Power supply shipments increased primarily from two engineering design and production contracts in which there were no or minimal sales in the same period last year. These increases were offset, in part, by a decrease in overall sales on several other power supply contracts resulting from contractual timing differences and the impact from supply chain part delays. Specific to build to print shipments, sales decreased, overall, as a result of contractual timing and delays incurred on two specific orders requiring customer involvement which had greater sales in the prior year when compared to the current year offset, in part, by several other build to print contracts which had more sales in the current period when compared to the same period last year.

Index

Gross profits for the three months ended September 30, 2022 and 2021 were $1,812,142 and $1,353,098, respectively. Gross profit as a percentage of sales was approximately 21% and 18%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

The improvement in gross profit and the gross profit percentage in the three months ended September 30, 2022 as compared to the same period in 2021 resulted primarily from higher magnetic sales and greater profitability on build to print sales mainly attributable to contractual timing and product mix. Also specific to build to print shipments in the current year, gross profit was favorably impacted by a specific program which, in the prior year, was negatively impacted by cost overruns associated with the initial contract order. Additionally, gross profit was favorably impacted by an Employee Retention Credit (ERC) of approximately $60,000 under the CARES Act. These improvements to gross profit were offset, in part, by increased costs, primarily labor, incurred on a power supply engineering design and production contract, which had no adverse impact on the prior year results.

Selling, general and administrative expenses were $839,030 for the three months ended September 30, 2022, a decrease of $155,792, compared to the three months ended September 30, 2021. The decrease for the three months ended September 30, 2022 as compared to the same period in 2021 relates primarily to a decrease in overall employee compensation costs for program management personnel due to a reduction in headcount when compared to the same period last year, and a reduction in cost resulting from a change in senior management which occurred in the second quarter of fiscal 2022. In addition, fewer costs were incurred in the current period when compared to the prior period resulting from a decrease in board of directors fees due to a reduction of two non-employee directors, and a decrease in outside selling costs related to outside sales representatives. Finally, selling, general and administrative expenses were lowered by an Employee Retention Credit (ERC) of approximately $27,000 under the CARES Act.

Other income for the three months ended September 30, 2022 and 2021 was $12,574 and $19,567, respectively. The decrease for the three months ended is primarily due to the decrease in other income primarily from scrap sales offset, in part, by an increase in interest income resulting from an increase in investment securities and an increase in interest rates. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate for the three months ended September 30, 2022 was approximately 22%, compared to 19% for the three months ended September 30, 2021. The effective tax rate in fiscal 2023 is greater than the statutory tax rate mainly due to the permanent difference for incentive stock option expense recorded for book purposes which is not deductible for tax purposes. Comparatively, in the current period, there was no benefit received from ESOP dividends paid on allocated shares due to the suspension of the company dividend. The effective tax rate in fiscal 2022 is less than the statutory tax rate mainly from the benefit derived from the ESOP dividends paid on allocated shares. The effective tax rate in the three month periods ended September 30, 2022 was higher than the prior year as a result from higher permanent differences related to incentive stock options and no benefit received from ESOP dividends paid on allocated shares when compared to the same period in fiscal 2022.

Net income for the three months ended September 30, 2022, was $768,266 or $0.31 per share, basic and diluted, compared to net income of $306,061 or $0.13 per share, basic and diluted, for the three months ended September 30, 2021. The increase in net income in the three months ended resulted primarily from the increase in gross profit, a decrease in selling, general and administrative expenses offset, in part, by an increase in the provision for income taxes, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2022 and 2021. The existing line of credit was extended and expires February 28, 2023.

The Company's working capital as of September 30, 2022 and 2021 was approximately $30.4 million and $27.9 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at fair market value. During the three months ended September 30, 2022 and 2021, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of September 30, 2022, management is authorized to purchase an additional $783,460 of Company stock.

Index

The table below presents the summary of cash flow information for the fiscal years indicated:

	Three Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$973,212	$1,587,693
Net cash used in investing activities	(1,757,271)	(91,691)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities compared to the prior year primarily relates to a decrease in cash collected from trade receivables and a decrease in cash collected from customer advances when compared to the comparable period last year offset, in part, by and increase in net income and the increase in accounts payable between comparable periods. Net cash used in investing activities increased in the three months ended September 30, 2022 as compared to the same period in 2021 primarily due to an increase in investment securities when compared to the same period last year. The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2022 and 2021, the Company expended $50,482 and $45,691, respectively, for plant improvements and new equipment. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal year 2023. Management anticipates that the funds required will be available from current operations.

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

As of September 30, 2022 the Company can repurchase up to $783,460 of its common stock pursuant to an ongoing plan authorized by the Board of Directors. During the quarter ended September 30, 2022 no shares were repurchased.

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

/s/ Katrina Sparano
Katrina Sparano
Principal Financial Officer

Date: November 10, 2022