Form 10-Q
period 2022-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2023-02-13
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

At February 9, 2023, there were 2,702,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2022 (Unaudited) and June 30, 2022

	December 31, 2022	June 30, 2022
ASSETS
Cash and cash equivalents	$6,328,442	$8,104,060
Investment securities	10,067,377	3,708,779
Trade accounts receivable, net of allowance of $3,000	4,609,444	5,733,174

Inventories:
Raw materials	2,132,004	2,037,483
Work-in-process	126,571	315,547
Costs related to contracts in process	16,511,931	16,207,419
Total inventories	18,770,506	18,560,449

Prepaid expenses and other current assets	2,161,460	992,774
Total current assets	41,937,229	37,099,236

Property, plant and equipment, net	2,659,521	2,797,993

Total assets	$44,596,750	$39,897,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,905,391	$2,079,177
Accrued expenses:
Salaries and wages	400,302	627,187
Vacation	686,965	666,380
ESOP payable	155,477	—
Other	534,609	752,554
Payroll and other taxes withheld	57,415	55,292
Contract liabilities	5,286,073	3,384,474
Income taxes payable	282,564	54,722
Total current liabilities	10,308,796	7,619,786

Deferred tax liabilities	169,940	177,829
Total liabilities	10,478,736	7,797,615

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of December 31, 2022 and June 30, 2022. Outstanding 2,702,633 shares as of December 31, 2022 and June 30, 2022 (includes 245,049 and 256,293 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	23,207,870	23,104,693
Accumulated other comprehensive loss	(1,017)	(1,932)
Retained earnings	20,594,165	18,679,857
	44,844,309	42,825,909

Less: Unearned ESOP shares	(4,687,604)	(4,687,604)
Cost of 427,241 shares of common stock in treasury as of December 31, 2022 and June 30, 2022	(6,038,691)	(6,038,691)
Total stockholders’ equity	34,118,014	32,099,614

Total liabilities and stockholders' equity	$44,596,750	$39,897,229

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended December 31, 2022 and 2021

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Net sales	$8,804,109	$7,458,050	$17,439,904	$15,003,482
Cost of sales	6,543,387	6,251,233	13,367,040	12,443,567
Gross profit	2,260,722	1,206,817	4,072,864	2,559,915

Selling, general and administrative expenses	874,931	1,186,168	1,713,961	2,180,990
Operating income	1,385,791	20,649	2,358,903	378,925

Other income
Interest income	64,625	1,716	73,432	3,312
Other	8,917	10,105	12,684	28,076
Total other income	73,542	11,821	86,116	31,388

Income before provision for income taxes	1,459,333	32,470	2,445,019	410,313

Provision for income taxes	313,291	11,269	530,711	83,051

Net income	$1,146,042	$21,201	$1,914,308	$327,262

Other comprehensive income, net of tax:
Unrealized gain on investment securities	2,678	—	915	—

Total comprehensive income	$1,148,720	$21,201	$1,915,223	$327,262

Net income per share:

Basic	$0.47	$0.01	$0.78	$0.14
Diluted	$0.47	$0.01	$0.78	$0.14

Weighted average number of shares outstanding:

Basic	2,452,064	2,429,051	2,449,233	2,426,159
Diluted	2,452,064	2,429,199	2,449,791	2,426,233

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended December 31, 2022

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of September 30, 2022	2,702,633	$1,043,291	$23,165,952	$(3,695)	$19,448,123	427,241	$(6,038,691)	$(4,687,604)	$32,927,376

Comprehensive income:

Net income					1,146,042				1,146,042

Other comprehensive income, net of tax of $562				2,678					2,678

Total comprehensive income									1,148,720

Stock-based compensation			41,918						41,918

Balance as of December 31, 2022	2,702,633	$1,043,291	$23,207,870	$(1,017)	$20,594,165	427,241	$(6,038,691)	$(4,687,604)	$34,118,014

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Six Months Ended December 31, 2022

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2022	2,702,633	$1,043,291	$23,104,693	$(1,932)	$18,679,857	427,241	$(6,038,691)	$(4,687,604)	$32,099,614

Comprehensive income:

Net income					1,914,308				1,914,308

Other comprehensive income, net of tax of $192				915					915

Total comprehensive income									1,915,223

Stock-based compensation			103,177						103,177

Balance as of December 31, 2022	2,702,633	$1,043,291	$23,207,870	$(1,017)	$20,594,165	427,241	$(6,038,691)	$(4,687,604)	$34,118,014

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

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income	$1,914,308	$327,262

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	103,177	94,567
Depreciation	242,357	253,846
ESOP compensation expense	155,477	168,318
Deferred income tax benefit	(7,889)	(33,908)
Gain on disposal of assets	(2,500)	—
Changes in assets and liabilities:
Decrease in trade accounts receivable	1,123,730	465,382
Increase in income taxes receivable	—	(3,041)
Increase in inventories	(210,057)	(537,319)
Increase in prepaid expenses and other current assets	(1,168,686)	(108,560)
Increase (decrease) in accounts payable	826,214	(132,999)
(Decrease) increase in accrued salaries and wages	(226,885)	173,422
Increase (decrease) in vacation accrual	20,585	(16,319)
Decrease in other accrued expenses	(217,945)	(68,977)
Increase (decrease) in payroll and other taxes withheld	2,123	(130,957)
Increase (decrease) in contract liabilities	1,901,599	(172,859)
Increase in income taxes payable	227,842	—
Net cash provided by operating activities	4,683,450	277,858

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(103,885)	(97,288)
Proceeds from sale of fixed assets	2,500	—
Purchase of investment securities	(8,515,017)	(2,061,000)
Proceeds from sale/maturity of investment securities	2,157,334	2,096,000
Net cash used in investing activities	(6,459,068)	(62,288)

(Decrease) increase in cash and cash equivalents	(1,775,618)	215,570
Cash and cash equivalents, beginning of period	8,104,060	6,802,712
Cash and cash equivalents, end of period	$6,328,442	$7,018,282

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$311,000	$120,000

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Specific to inventories, including work-in-process and contracts in process, management evaluates, quarterly, those estimates used in determining the cost to complete for each contract on Espey Mfg. & Electronics Corp.’s (the “Company”) sales backlog. The change in estimates may affect the reported amount of inventories and gross profit in the current or a future period. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2022. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

Note 2. Investment Securities

Accounting Standards Codification (“ASC”) 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

◾	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
◾	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
◾	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2022 and June 30, 2022 because of the immediate or short-term maturity of these financial instruments.

Investment securities at December 31, 2022 consists of certificates of deposit, municipal bonds and U.S. treasury bills and at June 30, 2022 consisted of certificates of deposit and municipal bonds. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by major security type at December 31, 2022 and June 30, 2022 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2022
Certificates of deposit	$9,700,000	$—	$—	$9,700,000
Municipal bonds	$72,225	$—	$(3,755)	$68,470
U.S. Treasury Bills	$296,439	$2,468	$—	$298,907
Total investment securities	$10,068,664	$2,468	$(3,755)	$10,067,377

June 30, 2022
Certificates of deposit	$3,639,000	$—	$—	$3,639,000
Municipal bonds	$72,225	$—	$(2,446)	$69,779
Total investment securities	$3,711,225	$—	$(2,446)	$3,708,779

Index

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At December 31, 2022, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of December 31, 2022 and June 30, 2022, the remaining contractual maturities of available-for-sale debt securities were as follows

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
December 31, 2022
Available-for-sale	$9,998,908	$68,469	$10,067,377

June 30, 2022
Available-for-sale	$3,639,000	$69,779	$3,708,779

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net income per share, excluded options to purchase 300,923 shares of our common stock for the three and six months ended December 31, 2022 and 316,912 shares for the three and six months ended December 31, 2021, as the effect of including them would be anti-dilutive. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended December 31, 2022 and 2021 was $41,918 and $41,791, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the three-month periods ended December 31, 2022 and 2021, was $3,877 and $8,757, respectively. The deferred tax benefit related to the NQSOs as of December 31, 2022 and 2021 was approximately $814 and $1,839, respectively. Total stock-based compensation expense recognized in the statements of comprehensive income for the six-month periods ended December 31, 2022 and 2021, was $103,177 and $94,567, respectively, before income taxes. The amount of this stock-based compensation expense related to NQSOs for the six-month periods ended December 31, 2022 and 2021, was $13,481 and $16,123, respectively. The deferred tax benefit related to the NQSOs as of December 31, 2022 and 2021 was approximately $2,831 and $3,386, respectively. The remaining stock option expense in each year related to incentive stock options (“ISOs”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of December 31, 2022, there was approximately $262,081 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years, of which $218,533 relates to ISOs and $43,548 relates to NQSOs. The total deferred tax benefit related to these awards is expected to be $9,145.

Index

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of December 31, 2022, options covering 379,104 shares have been granted, of which 250,173 are outstanding, and options covering 128,931 shares have been cancelled. As of December 31, 2022, options covering 149,827 shares remain available for grant, after factoring in the cancelled options which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of December 31, 2022, 50,750 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the six months ended December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021

Company’s expected volatility	27.10%	25.56%
Risk-free interest rate	2.66%	0.93%
Expected term	5.4 yrs	5.4 yrs
Weighted average fair value per share of options granted during the period	$4.11	$3.72

Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2022:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2022	246,273	$20.89	6.73
Granted	71,200	$13.61	9.59
Exercised	—	—	—
Forfeited or expired	(16,550)	$19.83	—
Outstanding at December 31, 2022	300,923	$19.23	6.95	$42,169
Vested or expected to vest at December 31, 2022	276,789	$19.67	6.76	$34,514
Exercisable at December 31, 2022	171,023	$23.09	5.30	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on December 31, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2022. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the six months ended December 31, 2022 and 2021 was $0, resulting from no option exercise activity during those periods.

Index

The following table summarizes changes in non-vested stock options during the six months ended December 31, 2022:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2022	104,175	$2.92
Granted	71,200	$4.11
Vested	(36,375)	$1.59
Forfeited or expired	(9,100)	$3.01
Non-vested at December 31, 2022	129,900	$3.94

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2022 and June 30, 2022. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

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

Total revenue recognized for the three and six months ended December 31, 2022 based on units delivered was $6,757,440 and $13,717,229, respectively, compared to $6,100,228 and $12,592,464 for the same period in fiscal year 2022.  Total revenue recognized for the three and six months ended December 31, 2022 based on milestones achieved was $2,046,669 and $3,722,675, respectively, compared to $1,357,822 and $2,411,018 for the same period in fiscal year 2022.

Index

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of December 31, 2022.  Our payment terms are generally 30-60 days.

Contract liabilities were $5,286,073 and $3,384,474 as of December 31, 2022 and June 30, 2022, respectively. The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. Revenue recognized, that was in contract liabilities in the beginning of the fiscal year, was $1,826,797 for the six months ended December 31, 2022. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at December 31, 2022 totaling approximately $78.3 million is projected, based on expected due dates, to be recognized in the following fiscal years: 24% in 2023; 49% in 2024; 13% in 2025, and 14% thereafter.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the amendments in ASU 2016-13 should be applied on a prospective basis to all periods presented relating to available-for-sale debt securities. For all other financial instruments the Company upon adoption will apply the amendments on a modified-retrospective approach. The Company is expected to adopt the new guidance under ASU 2016-13 in the first quarter of fiscal year 2024, beginning July 1, 2023, and is currently evaluating the impact of the adoption on its financial statements.

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $76,549 and $83,812 for the three-month periods ended December 31, 2022 and 2021, respectively. ESOP compensation expense was $155,477 and $168,318 for the six-month periods ended December 31, 2022 and 2021, respectively.

Index

The ESOP shares as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Allocated shares	465,248	478,935
Committed-to-be-released shares	11,244	11,568
Unreleased shares	245,049	267,861

Total shares held by the ESOP	721,541	758,364

Fair value of unreleased shares	$3,479,696	$3,806,305

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three and six months ended December 31, 2022 and 2021, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provisions of the Plan.  Share distributions from the ESOP during the six months ended December 31, 2022 and 2021 totaled 30,843 and 8,285 shares, respectively.

Note 9.  Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and has determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements except for the following:

The Company was awarded $7.4 million in funding in support of facility and capital equipment upgrades for testing and qualification for the United States Navy.  The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base.  The work will be conducted on Espey’s property in Saratoga Springs, NY, with completion slated for 2024.  The Company expects to be paid within 30 days after the submission of invoices, but will not be paid for expenses incurred in excess of the specified milestone payment limits.  The Company expects to have a cash outlay to satisfy income tax obligations arising from the value of the award.

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

The total backlog at December 31, 2022 was approximately $78.3 million, which included approximately $64.2 million from six significant customers, compared to $70.1 million at December 31, 2021, which included $45.8 million from four significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The backlog at December 31, 2022 is fully funded except for $32 thousand, representing one firm multi-year order from a single customer for which funding has not yet been appropriated by Congress and/or the customer has not funded the program. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on program status and discussions with customers. The unfunded backlog at December 31, 2021 was approximately $0.4 million and represented two firm multi-year orders from a single customer for which funding had not yet been appropriated by Congress and/or funded by our customer. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  We continue to experience technical and schedule delays with certain major development programs. The issues causing the delays are being resolved as soon as possible and we continue to work with our customers on newly arising delays. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $7.5 million.

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

Management expects revenues in fiscal year 2023 to be higher than revenues during fiscal year 2022 and expects net income per share to be higher in fiscal 2023 as compared to the net income per share realized during fiscal year 2022. These expectations are driven by orders already in our sales backlog. Consistent quarter to quarter financial performance will remain a challenge as we navigate a current difficult environment of inflation and parts shortages.

Effects from global events and the resulting supply chain disruptions continue to place pressure on the cost of raw materials, freight, utility, labor and other production and administrative costs. These inflationary cost challenges are expected to continue to have a negative impact on operating income in fiscal year 2023. Volatile raw material indexes and shortages have led to wide-spread vendor price increases. For our executed fixed-price contracts, we will either singularly or in combination, continue to 1) be required to absorb the increased costs 2) mitigate cost increases through the identification of additional supply chain buying strategies or 3) submit for price remediation assistance from our customers. To minimize exposure on future fixed-price contracts, we continue to incorporate inflationary increases to product quotations provided to our customers, some of which have resulted in significant price increases. As additional mitigation steps, we have, in many instances, reduced the time in which certain product quotations remain valid and have also extended lead times for product deliveries. We continue to work with our customers to mitigate any adverse impact upon our ability to service their requirements.

The Company currently expects new orders in fiscal 2023 to approximate the $43.2 million in new orders received in fiscal year 2022. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

Index

New orders received in the first six months of fiscal year 2023 were approximately $19 million as compared to approximately $19.5 million new orders received in the first six months of fiscal 2022. It is presently anticipated that a minimum of $18.6 million of orders comprising the December 31, 2022 backlog will be filled during the fiscal year ending June 30, 2023 subject, however, to the impact of the factors identified above. The minimum of $18.6 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2023.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $105 million in the aggregate as of February 6, 2023 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to four significant customers represented 69% of the Company’s total sales for the three-month period ended December 31, 2022. Net sales to four significant customers represented 59% of the Company’s total sales for the three-month period ended December 31, 2021. Net sales to five significant customers represented 83% of the Company’s total sales for the six-month period ended December 31, 2022. Net sales to five significant customers represented 67% of the Company’s total sales for the six-month period ended December 31, 2021. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Results of Operations

Net sales for the three months ended December 31, 2022 and 2021 were $8,804,109 and $7,458,050, respectively, an 18.0% increase. Net sales for the six months ended December 31, 2022 and 2021 were $17,439,904 and $15,003,482, respectively, a 16.2% increase. In general, sales fluctuations within product categories will occur during a comparable fiscal period as the direct result of product mix, influenced by the duration of specific programs and the contractual terms of firm orders placed for product and services under those programs including contract value, scope of work and duration. Deliverables within firm contracts are often subject to delivery schedules which also contributes to sales fluctuations between comparable periods. Internal and external constraints, at times, impact our ability to ship. In general, the Company continues to experience long lead times and supply chain delays which have a direct impact on the timing of shipments for certain programs and may result in sales fluctuations recorded between periods.

For the three months ended December 31, 2022, sales increased primarily due to an increase in shipments on specific contracts related to a family of power distribution transformers for a single customer when compared to sales recognized in the prior year. In addition, sales increased in the current quarter on several new and repeat contracts which had no comparable sales in the same period last year. These increases were offset, in part, by a decrease in sales on several power supply programs, two of which had no sales in the current year when compared to the same period last year and the other which had lower sales in the current period, a result of ongoing supply chain material delays and long component lead times. Sales increased in the six months ended December 31, 2022, primarily due to an increase in shipments on specific contracts related to a family of power distribution transformers for a single customer when compared to sales recognized in the prior year. In addition, sales increased in the current quarter on multiple new and repeat contracts which had no or significantly fewer comparable sales in the same period last year. One such contract was for a new engineering and production program. These increases were offset, in part, by a decrease in sales on several power supply programs, two of which had no or minimal sales in the current year when compared to the same period last year and the other which had lower sales in the current period, a result of ongoing supply chain material delays and long component lead times. Sales in the six month period also declined on a large magnetic engineering and production contract and several build to print contracts due to timing of orders and customer delivery dates.

Index

Gross profits for the three months ended December 31, 2022 and 2021 were $2,260,722 and $1,206,817, respectively. Gross profit as a percentage of sales was approximately 25.7% and 16.2%, for the same periods, respectively. Gross profits for the six months ended December 31, 2022 and 2021 were $4,072,864 and $2,559,915, respectively. Gross profit as a percentage of sales was approximately 23.4% and 17.1% for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

The increase in gross profit for the three months ended December 31, 2022 when compared to the same period last year resulted from an increase in sales and a higher overall gross profit percentage comprising those shipments which was influenced by product mix.  In the current period, gross profit was favorably impacted from higher sales and improved margins on a specific magnetics contract and a build to print contract, resulting from manufacturing improvements.  The prior year's gross profit was negatively impacted by certain programs which had higher sales in the prior year and contributed less to gross profit as the result of cost overruns when compared to the same period this year.  These costs overruns included labor from both production and engineering efforts made and the impact of inflationary pricing on materials for certain fixed-price contracts.  In addition, specific to the prior year, gross profit was negatively impacted by the expensing of remaining development costs formerly capitalized in inventory on a specific engineering design program in which our customer had delayed unit qualification testing and for which production units were not expected to be manufactured in the near term.  The increase in gross profit for the six months ended December 31, 2022 when compared to the same period last year resulted from an increase in sales and a higher overall gross profit percentage comprising those shipments which was influenced by product mix.  In the current period, gross profit was favorably impacted from higher sales and improved margins on a specific magnetics contract and a build to print contract, resulting from manufacturing improvements.  Conversely, current year gross profit was negatively impacted by cost overruns on a specific engineering design contract for a power supply due to the unforeseen complexity of the design.  In addition, sales on a certain build to print contract did not contribute to gross profit due to production overruns caused by test failures.  The prior year gross profit was negatively impacted by certain programs which had higher sales in the prior year and contributed less to gross profit as the result of cost overruns when compared to the same period this year.  These cost overruns included labor from both production and engineering efforts made and the impact of inflationary pricing on materials for certain fixed-price contracts.  In addition, to a lesser extent, specific to the prior year, gross profit was negatively impacted by the expensing of remaining development costs formerly capitalized in inventory on a specific engineering design program in which our customer had delayed unit qualification testing and for which production units were not expected to be manufactured in the near term.

Selling, general and administrative expenses were $874,931 for the three months ended December 31, 2022, a decrease of $311,237, compared to the three months ended December 31, 2021. Selling, general and administrative expenses were $1,713,961 for the six months ended December 31, 2022, a decrease of $467,029 compared to the six months ended December 31, 2021. The higher costs for the three and six months ended December 31, 2021 related primarily to one-time expenses attributed to a change in senior management. In addition, fewer costs were incurred in the current period when compared to the prior period resulting from a decrease in board of directors fees resulting from a reduction of two non-employee directors, a decrease in outside selling costs related to outside sales representatives, and lower professional recruiting costs incurred.

Other income for the three months ended December 31, 2022 and 2021 was $73,542 and $11,821, respectively. Other income for the six months ended December 31, 2022 and 2021 was $86,116 and $31,388, respectively. The increase for the three and six months ended is primarily due to the increase in interest income resulting from an increase in investment securities and an increase in interest rates, offset, in part by a decrease in other income primarily from scrap sales. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate for the three and six months ended December 31, 2022 was approximately 21.5% and 21.7% respectively, compared to 34.7% and 20.2% for the three and six months ended December 31, 2021. The effective tax rate in fiscal 2023 is greater than the statutory tax rate mainly due to the permanent difference for incentive stock option expense recorded for book purposes which is not deductible for tax purposes. In the current period, there was no benefit received from ESOP dividends paid on allocated shares due to the suspension of the company dividend. The effective tax rate in fiscal 2022 was less than the statutory tax rate mainly from the benefit derived from the ESOP dividends paid on allocated shares. The effective tax rate was lower for the three month periods ended December 31, 2022 when compared to the same period in 2021. The prior year rate was unfavorably impacted from non-qualified stock forfeitures. The effective tax rate was higher for the six months ended December 31, 2022 when compared to the same period in 2021 primarily due to no benefit received from ESOP dividends paid due to the suspension of the company dividend.

Net income for the three months ended December 31, 2022, was $1,146,042 or $0.47 per share, basic and diluted, compared to net income of $21,201 or $0.01 per share, basic and diluted, for the three months ended December 31, 2021. Net income for the six months ended December 31, 2022 was $1,914,308 or $0.78 per share, basic and diluted, compared to $327,262 or $0.14 per share, basic and diluted, for the six months ended December 31, 2021. The increase in net income in the three and six months ended resulted primarily from the increase in gross profit, a decrease in selling, general and administrative expenses, an increase in interest income, offset in part, by an increase in the provision for income taxes, all discussed above.

Index

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2022 and 2021. The existing line of credit expires February 28, 2023. It is our expectation the line will be renewed.

The Company's working capital as of December 31, 2022 and 2021 was approximately $31.6 million and $28.1 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at fair market value. During the three and six months ended December 31, 2022 and 2021, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of December 31, 2022, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Six Months Ended December 31,
	2022	2021
Net cash provided by operating activities	$4,683,450	$277,858
Net cash used in investing activities	(6,459,068)	(62,288)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to an increase in net income, an increase in cash collected from trade receivables, an increase in cash collected from customer advances, and an increase in accounts payable when compared to the comparable period last year offset, in part, by an increase in prepaid expenses and other current assets between comparable periods. Net cash used in investing activities increased in the six months ended December 31, 2022 as compared to the same period in 2021 primarily due to an increase in investment securities when compared to the same period last year. The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2022 and 2021, the Company expended $103,885 and $97,288, respectively, for plant improvements and new equipment. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal year 2023. The Company expects additional cash outlay in fiscal 2023 associated with the facility and capital equipment upgrades discussed in Note 9. Subsequent Events. Management anticipates that the funds required will be available from current operations.

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

As of December 31, 2022 the Company can repurchase up to $783,460 of its common stock pursuant to an ongoing plan authorized by the Board of Directors. During the quarter ended December 31, 2022 no shares were repurchased.

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

Date: February 13, 2023