Form 10-Q
period 2023-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2023-05-15
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

(518) 245-4400

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

At May 11, 2023, there were 2,702,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

Index

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2023 (Unaudited) and June 30, 2022

	March 31, 2023	June 30, 2022
ASSETS
Cash and cash equivalents	$4,578,846	$8,104,060
Investment securities	13,879,337	3,708,779
Trade accounts receivable, net of allowance of $3,000	4,330,385	5,733,174

Inventories:
Raw materials	1,964,258	2,037,483
Work-in-process	262,875	315,547
Costs related to contracts in process	16,461,404	16,207,419
Total inventories	18,688,537	18,560,449

Prepaid expenses and other current assets	2,475,723	992,774
Total current assets	43,952,828	37,099,236

Property, plant and equipment, net	2,612,561	2,797,993

Total assets	$46,565,389	$39,897,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,898,852	$2,079,177
Accrued expenses:
Salaries and wages	542,180	627,187
Vacation	751,888	666,380
ESOP payable	230,403	—
Other	276,362	752,554
Payroll and other taxes withheld	57,248	55,292
Contract liabilities	6,566,188	3,384,474
Income taxes payable	292,742	54,722
Total current liabilities	11,615,863	7,619,786

Deferred tax liabilities	146,644	177,829
Total liabilities	11,762,507	7,797,615

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of March 31, 2023 and June 30, 2022. Outstanding 2,702,633 shares as of March 31, 2023 and June 30, 2022 (includes 239,427 and 256,293 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	23,269,445	23,104,693
Accumulated other comprehensive loss	(377)	(1,932)
Retained earnings	21,216,818	18,679,857
	45,529,177	42,825,909

Less: Unearned ESOP shares	(4,687,604)	(4,687,604)
Cost of 427,241 shares of common stock in treasury as of March 31, 2023 and June 30, 2022	(6,038,691)	(6,038,691)
Total stockholders’ equity	34,802,882	32,099,614

Total liabilities and stockholders' equity	$46,565,389	$39,897,229

The accompanying notes are an integral part of the financial statements.

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended March 31, 2023 and 2022

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Net sales	$9,809,616	$8,620,049	$27,249,520	$23,623,531
Cost of sales	7,836,187	6,885,169	21,203,227	19,328,736
Gross profit	1,973,429	1,734,880	6,046,293	4,294,795

Selling, general and administrative expenses	1,014,739	933,725	2,728,700	3,114,715
Operating income	958,690	801,155	3,317,593	1,180,080

Other income
Interest income	133,145	2,987	206,577	6,299
Other	12,665	2,674	25,349	30,750
Total other income	145,810	5,661	231,926	37,049

Income before provision for income taxes	1,104,500	806,816	3,549,519	1,217,129

Provision for income taxes	237,212	145,457	767,923	228,508

Net income	$867,288	$661,359	$2,781,596	$988,621

Other comprehensive income, net of tax:
Unrealized gain on investment securities	640	838	1,555	838

Total comprehensive income	$867,928	$662,197	$2,783,151	$989,459

Net income per share:

Basic	$0.35	$0.27	$1.13	$0.41
Diluted	$0.35	$0.27	$1.13	$0.41

Weighted average number of shares outstanding:

Basic	2,457,727	2,434,836	2,452,023	2,429,009
Diluted	2,484,218	2,434,836	2,461,099	2,429,059

Dividends per share:	$0.10	$0.00	$0.10	$0.00

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended March 31, 2023

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of December 31, 2022	2,702,633	$1,043,291	$23,207,870	$(1,017)	$20,594,165	427,241	$(6,038,691)	$(4,687,604)	$34,118,014

Comprehensive income:

Net income					867,288				867,288

Other comprehensive income, net of tax of $134				640					640

Total comprehensive income									867,928

Stock-based compensation			61,575						61,575

Dividends paid on common stock $0.10 per share					(244,635)				(244,635)

Balance as of March 31, 2023	2,702,633	$1,043,291	$23,269,445	$(377)	$21,216,818	427,241	$(6,038,691)	$(4,687,604)	$34,802,882

The accompanying notes are an integral part of the financial statements.

Index

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Nine Months Ended March 31, 2023

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2022	2,702,633	$1,043,291	$23,104,693	$(1,932)	$18,679,857	427,241	$(6,038,691)	$(4,687,604)	$32,099,614

Comprehensive income:

Net income					2,781,596				2,781,596

Other comprehensive income, net of tax of $327				1,555					1,555

Total comprehensive income									2,783,151

Stock-based compensation			164,752						164,752

Dividends paid on common stock $0.10 per share					(244,635)				(244,635)

Balance as of March 31, 2023	2,702,633	$1,043,291	$23,269,445	$(377)	$21,216,818	427,241	$(6,038,691)	$(4,687,604)	$34,802,882

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

Index

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2023 and 2022

	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income	$2,781,596	$988,621

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	164,752	134,266
Depreciation	363,945	373,830
ESOP compensation expense	256,032	245,362
Deferred income tax benefit	(31,185)	(50,336)
Gain on disposal of assets	(2,500)	(2,000)
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	1,402,789	(289,088)
Decrease in income taxes receivable	—	158,439
Increase in inventories	(128,088)	(152,211)
Increase in prepaid expenses and other current assets	(1,482,949)	(228,539)
Increase (decrease) in accounts payable	819,675	(619,925)
(Decrease) increase in accrued salaries and wages	(85,007)	101,487
Increase in vacation accrual	85,508	79,846
Decrease in ESOP payable	(25,629)	—
(Decrease) increase in other accrued expenses	(476,192)	145,789
Increase (decrease) in payroll and other taxes withheld	1,956	(350,924)
Increase in contract liabilities	3,181,714	276,461
Increase in income taxes payable	238,020	—
Net cash provided by operating activities	7,064,437	811,078

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(178,513)	(216,500)
Proceeds from sale of fixed assets	2,500	2,000
Purchase of investment securities	(14,335,777)	(3,692,458)
Proceeds from sale/maturity of investment securities	4,166,774	3,576,000
Net cash used in investing activities	(10,345,016)	(330,958)

Cash Flows from Financing Activities:
Dividends on common stock	(244,635)	—
Net cash used in financing activities	(244,635)	—

(Decrease) increase in cash and cash equivalents	(3,525,214)	480,120
Cash and cash equivalents, beginning of period	8,104,060	6,802,712
Cash and cash equivalents, end of period	$4,578,846	$7,282,832

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$561,500	$120,000

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of March 31, 2023 and June 30, 2022 because of the immediate or short-term maturity of these financial instruments.

Investment securities at March 31, 2023 consists of certificates of deposit, municipal bonds and U.S. treasury bills and at June 30, 2022 consisted of certificates of deposit and municipal bonds. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by major security type at March 31, 2023 and June 30, 2022 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2023
Certificates of deposit	$13,195,000	$—	$—	$13,195,000
Municipal bonds	$260,475	$—	$(3,752)	$256,723
U.S. Treasury Bills	$424,340	$3,274	$—	$427,614
Total investment securities	$13,879,815	$3,274	$(3,752)	$13,879,337

June 30, 2022
Certificates of deposit	$3,639,000	$—	$—	$3,639,000
Municipal bonds	$72,225	$—	$(2,446)	$69,779
Total investment securities	$3,711,225	$—	$(2,446)	$3,708,779

Index

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At March 31, 2023, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of March 31, 2023 and June 30, 2022, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
March 31, 2023
Available-for-sale	$13,622,615	$256,722	$13,879,337

June 30, 2022
Available-for-sale	$3,639,000	$69,779	$3,708,779

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net income per share, excluded options to purchase 164,231 shares of our common stock for the three and nine months ended March 31, 2023 and 264,978 shares for the three and nine months ended March 31, 2022, as the effect of including them would be anti-dilutive. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended March 31, 2023 and 2022 was $61,575 and $39,699, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the three-month periods ended March 31, 2023 and 2022, was $8,580 and $6,582, respectively. The deferred tax benefit related to the NQSOs as of March 31, 2023 and 2022 was approximately $1,802 and $1,382, respectively. Total stock-based compensation expense recognized in the statements of comprehensive income for the nine-month periods ended March 31, 2023 and 2022, was $164,752 and $134,266, respectively, before income taxes. The amount of this stock-based compensation expense related to NQSOs for the nine-month periods ended March 31, 2023 and 2022, was $22,061 and $22,705, respectively. The deferred tax benefit related to the NQSOs’ as of March 31, 2023 and 2022 was approximately $4,633 and $4,768, respectively. The remaining stock option expense in each year related to incentive stock options (“ISOs”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of March 31, 2023, there was approximately $210,042 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years, of which $175,074 relates to ISOs and $34,968 relates to NQSOs. The total deferred tax benefit related to these awards is expected to be $7,343.

Index

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of March 31, 2023, options covering 381,104 shares have been granted, of which 245,381 are outstanding, and options covering 135,723 shares have been cancelled. As of March 31, 2023, options covering 154,619 shares remain available for grant, after factoring in the cancelled options which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of March 31, 2023, 50,750 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the nine months ended March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022

Company’s expected volatility	27.16%	25.56%
Risk-free interest rate	2.69%	0.93%
Expected term	5.4 yrs	5.4 yrs
Weighted average fair value per share of options granted during the period	$4.16	$3.72

Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the nine months ended March 31, 2023:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2022	246,273	$20.89	6.73
Granted	73,200	$13.71	9.36
Exercised	—	—	—
Forfeited or expired	(23,342)	$20.46	—
Outstanding at March 31, 2023	296,131	$19.15	6.73	$874,322
Vested or expected to vest at March 31, 2023	271,591	$19.60	6.53	$726,483
Exercisable at March 31, 2023	164,231	$23.13	4.99	$74,965

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on March 31, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2023. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the nine months ended March 31, 2023 and 2022 was $0, resulting from no option exercise activity during those periods.

Index

The following table summarizes changes in non-vested stock options during the nine months ended March 31, 2023:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2022	104,175	$2.92
Granted	73,200	$4.16
Vested	(34,075)	$1.59
Forfeited or expired	(11,400)	$2.73
Non-vested at March 31, 2023	131,900	$3.97

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2023 and June 30, 2022. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. There are no such pending matters which we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Company was awarded $7.4 million in funding during the second quarter of fiscal year 2023 in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The work will be conducted on Espey’s property in Saratoga Springs, NY, with completion slated for 2024. The Company expects to be paid within 30 days after the submission of invoices, but will not be paid for expenses incurred in excess of the specified milestone payment limits.

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

Total revenue recognized for the three and nine months ended March 31, 2023 based on units delivered was $6,957,142 and $20,674,371, respectively, compared to $7,291,109 and $19,883,573 for the same period in fiscal year 2022.  Total revenue recognized for the three and nine months ended March 31, 2023 based on milestones achieved was $2,852,474 and $6,575,149, respectively, compared to $1,328,940 and $3,739,958 for the same period in fiscal year 2022.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of March 31, 2023.  Our payment terms are generally 30-60 days.

Index

Contract liabilities were $6,566,188 and $3,384,474 as of March 31, 2023 and June 30, 2022, respectively. The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. Revenue recognized, that was in contract liabilities in the beginning of the fiscal year, was $3,051,528 for the nine months ended March 31, 2023. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at March 31, 2023 totaling approximately $82.1 million is projected, based on expected due dates, to be recognized in the following fiscal years: 11% in 2023; 47% in 2024; 27% in 2025, and 15% thereafter.

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

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $100,555 and $77,045 for the three-month periods ended March 31, 2023 and 2022, respectively. ESOP compensation expense was $256,032 and $245,362 for the nine-month periods ended March 31, 2023 and 2022, respectively.

Index

The ESOP shares as of March 31, 2023 and 2022 were as follows:

	March 31, 2023	March 31, 2022
Allocated shares	462,311	472,955
Committed-to-be-released shares	16,866	17,352
Unreleased shares	239,427	262,077

Total shares held by the ESOP	718,604	752,384

Fair value of unreleased shares	$4,848,397	$3,642,870

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three and nine months ended March 31, 2023 and 2022, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provisions of the Plan.  Share distributions from the ESOP during the nine months ended March 31, 2023 and 2022 totaled 33,780 and 14,265 shares, respectively.

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

The total backlog at March 31, 2023 was approximately $82.1 million, which included approximately $66.3 million from six significant customers, compared to $76.2 million at March 31, 2022, which included $47.5 million from four significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The backlog at March 31, 2023 is fully funded except for $32 thousand, representing one firm multi-year order from a single customer for which funding has not yet been appropriated by Congress and/or the customer has not funded the program. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in the unfunded backlog only those programs that it believes are likely to receive funding based on program status and discussions with customers. The unfunded backlog at March 31, 2022 was approximately $0.4 million and represented two firm multi-year orders from a single customer for which funding had not yet been appropriated by Congress and/or funded by our customer. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts.   It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales.  We continue to experience technical and schedule delays with certain major development programs. The issues causing the delays are being resolved as soon as possible and we continue to work with our customers on newly arising delays. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $6.9 million.

The growth and continuing demand in the power electronics industry across multiple manufacturing sectors, coupled with resulting supply chain disruptions from the effects of global events, has created volatility and unpredictability in the availability of certain electronic components and, in some cases, continues to create industry shortages. These shortages will likely continue to impact our ability to support our customer’s schedule demands, as lead times for these components have, in some instances, increased from readily available to waiting times of nearly a year or more. We continue to work with our customers to mitigate any adverse impact upon our ability to service their requirements. These issues, if they persist, may cause us to miss projected delivery dates.

Management expects revenues in fiscal year 2023 to be higher than revenues during fiscal year 2022 and expects net income per share to be higher in fiscal 2023 as compared to the net income per share realized during fiscal year 2022. These expectations are driven by orders already in our sales backlog. Sales fluctuations may occur during comparable fiscal periods as the direct result of product mix, directly influenced by the specific contractual terms of those firm orders placed including contract value, scope of work, and contract delivery schedules. Financial performance will remain a challenge as we navigate a current difficult environment of inflation and parts shortages.

Effects from global events and the resulting supply chain disruptions continue to place pressure on the cost of raw materials, freight, utility, labor and other production and administrative costs. These inflationary cost challenges are expected to continue to have a negative impact on operating income in fiscal year 2023. Volatile raw material indexes and shortages have led to wide-spread vendor price increases. For our executed fixed-price contracts, we will either singularly or in combination, continue to 1) be required to absorb the increased costs 2) mitigate cost increases through the identification of additional supply chain buying strategies or 3) submit for price remediation assistance from our customers which is not guaranteed nor recognized by the Company until awarded and definitized. To minimize exposure on future fixed-price contracts, we continue to incorporate inflationary increases to product quotations provided to our customers, some of which have resulted in significant price increases. As additional mitigation steps, we have, in many instances, reduced the time in which certain product quotations remain valid and have also extended lead times for product deliveries. We continue to work with our customers to mitigate any adverse impact upon our ability to service their requirements.

The Company currently expects new orders in fiscal 2023 to approximate the $43.2 million in new orders received in fiscal year 2022. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

Index

New orders received in the first nine months of fiscal year 2023 were $32.6 million as compared to $34.1 million new orders received in the first nine months of fiscal 2022. It is presently anticipated that a minimum of $8.7 million of orders comprising the March 31, 2023 backlog will be filled during the fiscal year ending June 30, 2023 subject, however, to the impact of the factors identified above. The minimum of $8.7 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2023.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $88 million in the aggregate as of May 8, 2023 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to two significant customers represented 60% of the Company’s total sales for the three-month period ended March 31, 2023. Net sales to four significant customers represented 61% of the Company’s total sales for the three-month period ended March 31, 2022. Net sales to four significant customers represented 73% of the Company’s total sales for the nine-month period ended March 31, 2023. Net sales to four significant customers represented 55% of the Company’s total sales for the nine-month period ended March 31, 2022. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Results of Operations

Net sales for the three months ended March 31, 2023 and 2022 were $9,809,616 and $8,620,049, respectively, a 13.8% increase. Net sales for the nine months ended March 31, 2023 and 2022 were $27,249,520 and $23,623,531, respectively, a 15.3% increase. In general, sales fluctuations may occur during comparable fiscal periods as the direct result of product mix, directly influenced by the specific contractual terms of those firm orders placed including contract value, scope of work, and contract delivery schedules. Overall, for the three and nine months ended March 31, 2023, sales increased as a direct result of an overall higher sales backlog generated from strong new order bookings over the last several years.

For the three months ended March 31, 2023, sales increased primarily due to an increase in shipments on three build to print contracts which had no or fewer sales in the comparable period last year. One of these contracts is a new shorter-duration program in which shipments commenced in the current quarter. Another contract is a large longer-duration build to print contract in which the company designed a magnetics component for the order, all of which is now in the early phases of production. In addition, sales increased in the current quarter on a large contract for a power supply previously designed by the Company which had no comparable sales in the prior period. These increases were offset, in part, by decreases in sales, between the comparable periods, related to contracts which had reached contract completion, timing of contractual delivery schedules or, to a lesser degree, orders impeded by longer material lead times.

Sales increased in the nine months ended March 31, 2023, primarily due to an increase in shipments on contracts related to a family of power distribution transformers for a single customer when compared to sales recognized in the prior year. In addition, sales increased in the current year on multiple new and repeat build to print contracts which had no or significantly fewer comparable sales in the same period last year. In addition, sales increased in the current year from a large contract for a power supply previously designed by the Company which had no comparable sales in the prior period. These increases were offset, in part, by decreases in sales, between the comparable periods, related to several contracts due to contract completion, timing of contractual delivery schedules and certain programs impeded by longer material lead times.

Index

Gross profits for the three months ended March 31, 2023 and 2022 were $1,973,429 and $1,734,880, respectively. Gross profit as a percentage of sales was approximately 20.1% and 20.1%, for the same periods, respectively. Gross profits for the nine months ended March 31, 2023 and 2022 were $6,046,293 and $4,294,795, respectively. Gross profit as a percentage of sales was approximately 22.2% and 18.2% for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

The increase in gross profit for the three months ended March 31, 2023 when compared to the same period last year resulted primarily from an increase in sales and the product mix comprising those sales. Gross profit in the current quarter was favorably impacted by sales on certain build to print shipments. In addition, gross profit was favorably impacted in the current quarter from improved margins on a specific large fixed priced magnetics engineering and production contract which was negatively impacted in the comparable prior year by unforeseen significant increases in material costs, a direct result of inflationary and volatile pricing for certain raw material and components. The current quarter gross profit was negatively impacted by significant costs incurred on a certain fixed-priced engineering design contract for a power supply due to the ongoing unforeseen complexity of the design and the identification of additional costs required to screen a large volume of parts due to the unavailability of mil-spec rated parts in the marketplace, a result of part obsolescence or exceptionally long lead times. The Company has submitted a request for an equitable price adjustment due to these rising costs for this particular program which is not guaranteed and will not be recognized by the Company unless the request is agreed to and the terms formalized.

The increase in gross profit for the nine months ended March 31, 2023 when compared to the same period last year resulted from an increase in sales and a higher overall gross profit percentage comprising those shipments which was influenced by product mix. In the current period, gross profit was favorably impacted from higher sales and improved margins on a specific magnetics contract and certain build to print contracts, resulting from manufacturing improvements. The current period gross profit was negatively impacted by significant costs incurred on a certain fixed-priced engineering design contract for a power supply due to the ongoing unforeseen complexity of the design and the identification of additional costs required to screen a large volume of parts due to the unavailability of mil-spec rated parts in the marketplace due to part obsolescence or exceptionally long lead times. The prior year gross profit was negatively impacted by certain programs which had higher sales in the prior year and contributed less to gross profit as the result of cost overruns when compared to the same period this year.  These cost overruns included labor from both production and engineering efforts made and the impact of inflationary pricing on materials for certain fixed-price contracts.  In addition, to a lesser extent, specific to the prior year, gross profit was negatively impacted by the expensing of remaining development costs formerly capitalized in inventory on a specific engineering design program in which our customer had delayed unit qualification testing and for which production units were not expected to be manufactured in the near term.

Selling, general and administrative expenses were $1,014,739 for the three months ended March 31, 2023, an increase of $81,014, compared to the three months ended March 31, 2022. Selling, general and administrative expenses were $2,728,700 for the nine months ended March 31, 2023, a decrease of $386,015 compared to the nine months ended March 31, 2022. The increase in spending for the three months ended March 31, 2023 as compared to the same period in 2022 relates primarily to selling costs for an outside sales representative related to specific programs in addition to an increase in costs incurred for conferences and training expenditures and travel expenses. Lower costs were incurred for the nine months ended March 31, 2023, comparably, as the prior year spending included specific non-recurring costs attributed to a change in senior management. In addition, fewer costs were incurred in the current period when compared to the prior period resulting from a decrease in board of directors fees resulting from a reduction of two non-employee directors and lower professional recruiting costs incurred. The decreases in the current period were offset, in part, by increases in conference and training expenditures incurred.

Other income for the three months ended March 31, 2023 and 2022 was $145,810 and $5,661, respectively. Other income for the nine months ended March 31, 2023 and 2022 was $231,926 and $37,049, respectively. The increase for the three and nine months ended is primarily due to the increase in interest income resulting from an increase in investment securities and an increase in interest rates. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

Index

The Company’s effective tax rate for the three and nine months ended March 31, 2023 was approximately 21.5% and 21.6% respectively, compared to 18.0% and 18.8% for the three and nine months ended March 31, 2022. The effective tax rate in fiscal 2023 is greater than the statutory tax rate mainly due to the permanent difference for incentive stock option expense recorded for book purposes which is not deductible for tax purposes. In the current year, there was no benefit received from ESOP dividends paid on allocated shares due to the suspension of the company dividend thru February 2023. The effective tax rate in fiscal 2022 was less than the statutory tax rate mainly from the benefit derived from the ESOP dividends paid on allocated shares prior to the dividend suspension. The effective tax rate in the three and nine month periods ended March 31, 2023 was higher than the prior year as the direct result of a higher income before taxes in the current fiscal year offset, in part, by a decreased benefit derived from ESOP dividends paid on allocated shares.

Net income for the three months ended March 31, 2023, was $867,288 or $0.35 per share, basic and diluted, compared to net income of $661,359 or $0.27 per share, basic and diluted, for the three months ended March 31, 2022. Net income for the nine months ended March 31, 2023 was $2,781,596 or $1.13 per share, basic and diluted, compared to $988,621 or $0.41 per share, basic and diluted, for the nine months ended March 31, 2022. The increase in net income in the three months ended March 31, 2023 resulted primarily from the increase in gross profit and an increase in interest income, offset in part, by an increase in selling, general and administrative expenses and an increase in the provision for income taxes, all discussed above. The increase in net income in the nine months ended March 31, 2023 resulted primarily from the increase in gross profit, an increase in interest income, and a decrease in selling, general and administrative expenses, offset in part, by an increase in the provision for income taxes, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2023 and 2022. The existing line of credit was extended and expires February 28, 2024.

The Company's working capital as of March 31, 2023 and 2022 was approximately $32.3 million and $28.7 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at fair market value. During the three and nine months ended March 31, 2023 and 2022, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of March 31, 2023, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Nine Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$7,064,437	$811,078
Net cash used in investing activities	(10,345,016)	(330,958)
Net cash used in financing activities	(244,635)	—

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to an increase in net income, an increase in cash collected from trade receivables, an increase in cash collected from customer advances, and an increase in accounts payable when compared to the comparable period last year offset, in part, by an increase in prepaid expenses and other current assets between comparable periods. Net cash used in investing activities increased in the nine months ended March 31, 2023 as compared to the same period in 2022 primarily due to an increase in investment securities when compared to the same period last year. Cash used in financing activities for the nine months ended March 31, 2023 relates to dividend payments on common stock. The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2023 and 2022, the Company expended $178,513 and $216,500, respectively, for plant improvements and new equipment. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal year 2023 with the expected actual spending to fall below this amount due to timing and lead time of certain procurements. The Company expects additional cash outlay in fiscal 2023 associated with the facility and capital equipment upgrades funded under an award received in the second quarter of the current fiscal year.

Index

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on timely development, introduction and customer acceptance of new products, the impact of competition and price erosion, supply and manufacturing constraints, potential new orders from customers, the impact of cyber or other security threats or other disruptions to our business, the impact of inflationary pressures on the United States economy and our operations and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

As of March 31, 2023 the Company can repurchase up to $783,460 of its common stock pursuant to an ongoing plan authorized by the Board of Directors. During the quarter ended March 31, 2023 no shares were repurchased.

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

Date: May 15, 2023