Form 10-K
period 2023-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2023-09-21
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ANNUAL Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company:

☐ Large accelerated filer	☐ Non-accelerated filer
☐ Accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company. ☐ Yes     ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $27,145,853 based upon the closing sale price of $14.20 on the NYSE American on December 31, 2022.

At September 19, 2023 there were 2,706,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

●	Changing priorities or decreases in the U.S. government’s defense budget (including changes in priorities in response to terrorist threats, improvement of homeland security and general U.S. Government budgetary issues);
●	Termination of government contracts due to unilateral government action;
●	Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;
●	Potential of changing prices for energy and raw materials;
●	General strength of the industry sectors in which our customers transact business

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

Espey’s services include design and development to specification, build to specifications provided by the customer “build to print”, design services, design studies, environmental testing services, metal fabrication, painting services, and development of automatic testing equipment. Espey is vertically integrated, meaning that the Company produces individual components (including inductors), populates printed circuit boards, fabricates metalwork, paints, wires, qualifies, and fully tests items, mechanically, electrically and environmentally, in house. Portions of the manufacturing and testing process are subcontracted to vendors from time to time.

In fiscal years ended June 30, 2023 and 2022, the Company's total sales were $35,592,323 and $32,104,774, respectively. Sales to five domestic customers accounted for 23%, 18%, 16%, 13% and 11%, respectively, of total sales in 2023. Sales to four domestic customers accounted for 17%, 16%, 14% and 11%, respectively, of total sales in 2022. This concentration level presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the financial performance of the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. In some instances, our sales may include shipments to more than one business unit of a particular customer.

Export sales in fiscal years 2023 and 2022 were approximately $549,510 and $1,644,000, respectively. The decrease is primarily due to the decrease in power supply sales resulting from the timing of contractual delivery schedules.

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

Sales Backlog

The total backlog at June 30, 2023 was approximately $83.6 million compared to approximately $76.8 million at June 30, 2022. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog at June 30, 2023 was approximately $83.5 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at June 30, 2023 was approximately $32 thousand and represents a small amount under one firm multi-year order from a single customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at June 30, 2022 was approximately $0.4 million and represented two firm multi-year orders from a single customer for which funding had not yet been appropriated by Congress and/or funded by our customer. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

It is presently anticipated that a minimum of $39.5 million of orders comprising the June 30, 2023 backlog will be filled during the fiscal year ending June 30, 2024. The minimum of $39.5 million does not include any shipments which may be made against orders received subsequently to the fiscal year ending June 30, 2023. The estimate of the June 30, 2023 backlog to be shipped in fiscal year 2024 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

Our sales strategy includes identifying and obtaining multiple new engineering design and development contracts in any given fiscal year to ensure optimal utilization of our engineering personnel in addition to securing follow-on production awards for product previously designed in-house, as well as, build to print opportunities. The Company targets those programs and opportunities which will generate future longer-term production tails in ensuing years. From time to time, we accept work associated with engineering design studies. While unlikely to result in near-term follow-on orders, this positions us competitively on future awards and expands our engineering team’s skillset.

Research and Development

Some of the Company's engineers and technicians spend varying amounts of time on either the development of new products or improvements to existing products. A majority of the resulting costs we incur relate to research that is required to support a request for quotation from a customer product-specific need usually associated with stringent size and weight requirements. We do very little pure research as our business primarily is driven by customer product needs and custom product development with some customer funding. The Company's expenditures for research and development were approximately $65,427 and $32,362 in fiscal year 2023 and 2022, respectively.

Employees

The Company had 153 employees as of August 31, 2023. Approximately 35% of the employees are represented by the International Brotherhood of Electrical Workers. The current collective bargaining agreement expires on June 30, 2025. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2023, and the Company believes will not in fiscal year 2024, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE American (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2023	High	Low
First Quarter	$15.54	$13.05
Second Quarter	14.49	13.02
Third Quarter	20.59	14.17
Fourth Quarter	22.96	15.81

2022	High	Low
First Quarter	$15.40	$13.72
Second Quarter	16.57	12.76
Third Quarter	14.34	12.92
Fourth Quarter	15.79	12.39

Holders

The approximate number of holders of record of the common stock was 58 on September 18, 2023 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

Effective March 13, 2023, the Company reinstated payment of a quarterly dividend. The Company had suspended dividend payments effective March 9, 2021. The Company paid regular cash dividends on common stock of $0.20 per share for the fiscal year ended June 30, 2023 and paid no cash dividends for the fiscal year ended June 30, 2022. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend during any future years.

During fiscal year 2023, the Company did not sell any of its common stock to the Trustees of The Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust (the “ESOP”).

The Company did not make any open market purchases of equity securities in the fiscal year 2023 fourth quarter.

The following table sets forth information as of June 30, 2023 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	296,331	$19.15	154,169
Equity compensation plans not approved by security holders	—		—
Total	296,331		154,169

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal year 2024 to be higher than revenues during fiscal year 2023 and expects net income per share to be higher in fiscal 2024 as compared to the net income per share realized during fiscal year 2023.

We successfully navigated through many of the issues which constrained our ability to recognize revenue in fiscal 2023 related to select engineering design contracts and build to print contracts which relied upon customer-owned designs to execute. While supply chain disruptions, including extended lead times and part obsolescence, continue to affect our production, we are better able to manage these factors and adequately factor lead times into internal planning schedules and new customer quotations. Inflationary costs are expected to continue but are not expected to have a significant impact on operating income in fiscal year 2024. Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $8.4 million.

We made significant improvement in filling many of our open positions in the second half of the year. The labor workforce remains stable. Management continues to closely monitor workforce labor requirements to support our sales backlog and planned delivery schedules. Longer time-to-hire challenges remain for certain positions due to specific skillsets required for those positions and the fact fewer workers, in general, are seeking employment. Unemployment rates in the local geographic region are lower than the national average. Where possible, the Company continues to offer on-the-job training and when necessary continues to recruit personnel outside the local region. Combined with supply chain constraints, future unforeseen labor disruptions could delay shipments and result in missing our backlog fulfillment projections and recognizing lower operating income.

The Company currently expects new orders in fiscal 2024 to be greater than those received in fiscal year 2023. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

During fiscal year 2023, the Company received approximately $42.4 million in new orders. Our total backlog at June 30, 2023 was approximately $83.6 million, as compared to approximately $76.8 million at June 30, 2022. Currently, we expect a minimum of $39.5 million of orders comprising the June 30, 2023 backlog will be filled during the fiscal year ending June 30, 2024. This $39.5 million will be supplemented by shipments which may be made against orders received during the 2024 fiscal year. In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $69 million in the aggregate as of August 31, 2023, for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

Our sales strategy includes identifying and obtaining multiple new engineering design and development contracts in any given fiscal year to ensure optimal utilization of our engineering personnel in addition to securing follow-on production awards for product previously designed in-house, as well as, build to print opportunities. The Company targets those programs and opportunities which will generate future longer-term production tails in ensuing years. From time to time, we accept work associated with engineering design studies. While unlikely to result in near-term follow-on orders, this positions us competitively on future awards and expands our engineering team's skillset.

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

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures, primarily for machinery and equipment and facility upgrades are not expected to exceed $300,000 for fiscal year 2024. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts. In addition, the Company is expected to spend an amount, not to exceed $7.1 million, towards a facility and capital equipment upgrade under an award issued to us by the United States Navy.  Incurred spending is reimbursable through a milestone plan. The Company is expected to have an initial cash outlay to satisfy income tax obligations arising from the value of the award. Expectations are that the working capital will be required to fund orders, general operations of the business and dividend payments when applicable. Management along with the Legal Affairs, Strategic Planning, and M&A Committee of the Board of Directors will examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines, provided that such opportunities demonstrate synergies with the Company’s existing product base and accretion to earnings.

Results of Operations

Net sales for the years ended June 30, 2023 and 2022 were $35,592,323 and $32,104,774, respectively, an approximate 10.9% increase. In general, sales fluctuations within product categories will occur during a comparable fiscal period as the direct result of product mix, influenced by the duration of specific programs and the contractual terms of firm orders placed for product and services under those programs including contract value, scope of work and duration. Deliverables within firm contracts are often subject to delivery schedules which also contributes to sales fluctuations between comparable periods. The increase in net sales in fiscal year 2023 is primarily due to an increase in shipments on contracts related to a family of power distribution transformers for a single customer when compared to sales recognized in the prior year. Sales in the current year increased on multiple new and repeat contracts which had no or significantly fewer comparable sales in the same period last year, primarily related to build to print contracts and, to a lesser extent, magnetic and power supply deliverables. In addition, sales increased in the current year from a large production contract for a power supply previously designed by the Company which had no comparable sales in the prior period and from greater sales on a large engineering design and production contract which had significantly fewer sales in the prior year. These increases were offset, in part, by decreases in sales, between the comparable periods, due to contract completion, timing of contractual delivery schedules and certain programs impeded by longer material lead times.

Gross profits for the twelve months ended June 30, 2023 and 2022 were $8,050,538 and $5,472,158, respectively. Gross profit as a percentage of sales was 22.6% and 17.0%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period, the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

The improvement in gross profit for the twelve months ended June 30, 2023 when compared to the same period last year resulted from an increase in sales and a higher overall gross profit percentage comprising those shipments which was influenced by product mix. In the current period, gross profit was favorably impacted from higher sales and improved margins on a specific magnetics contract and certain build to print contracts, resulting from manufacturing improvements. The current period gross profit was negatively impacted by significant costs incurred on a certain fixed-priced engineering design contract for a power supply due to the ongoing unforeseen complexity of the design and the identification of additional costs due to the unavailability of mil-spec rated parts in the marketplace resulting from part obsolescence or exceptionally long lead times. The prior year gross profit was negatively impacted by certain programs which had higher sales in the prior year and contributed less to gross profit as the result of cost overruns when compared to the same period this year.  These cost overruns included labor from both production and engineering efforts made and the impact of inflationary pricing on materials for certain fixed-price contracts.  In addition, to a lesser extent, specific to the prior year, gross profit was negatively impacted by the expensing of remaining development costs formerly capitalized in inventory on a specific engineering design program in which our customer had delayed unit qualification testing and for which production units were not expected to be manufactured in the near term.

Selling, general and administrative expenses were $3,750,524 for the fiscal year ended June 30, 2023; a decrease of $192,467 compared to the fiscal year ended June 30, 2022. Lower costs were incurred for the twelve months ended June 30, 2023, comparably, as the prior year spending included specific non-recurring costs attributed to a change in senior management. In addition, fewer costs were incurred in the current period when compared to the prior period resulting from a decrease in board of directors fees due to a reduction of two non-employee directors and lower professional recruiting costs incurred. The decreases in the current period were offset, in part, by increases in conference and training expenditures incurred.

Other income for the fiscal year ended June 30, 2023 and 2022 was $406,453 and $63,914, respectively. The increase is primarily due to the increase in interest income resulting from an increase in investment securities and an increase in fixed interest rates. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate was approximately 21.9% in the fiscal year 2023 and approximately 20.6% in fiscal year 2022. The effective tax rate in fiscal 2023 is greater than the statutory tax rate mainly due to the permanent difference for incentive stock option expense recorded for book purposes which is not deductible for tax purposes. In the current year, there was no benefit received from ESOP dividends paid on allocated shares due to the suspension of the company dividend in place through February 2023. The effective tax rate in fiscal 2022 was less than the statutory tax rate mainly from the benefit derived from the ESOP dividends paid on allocated shares prior to the dividend suspension. The effective tax rate in the twelve month period ended June 30, 2023 was higher than the prior year as the direct result of a higher income before taxes in the current fiscal year offset, in part, by a decreased benefit derived from ESOP dividends paid on allocated shares.

The Company generated net income for fiscal year 2023 of $3,677,131 or $1.50 and $1.49 per share, basic and diluted, compared to net income of $1,265,127 or $0.52 per share, basic and diluted, for fiscal year 2022. The increase in net income in the twelve months ended June 30, 2023 compared to the same period in 2022 is primarily attributable to higher sales, a higher gross profit margin percentage, an increase in other income, and a decrease in selling, general, and administrative expenses, offset in part, by an increase in tax expense, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2023 and 2022. The existing line of credit was extended and expires February 28, 2024.

The Company's working capital as of June 30, 2023 and 2022 was approximately $33.2 million and $29.5 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the twelve months ended June 30, 2023 and 2022, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of June 30, 2023, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	2023	2022
Net cash provided by operating activities	$3,899,870	$2,219,687
Net cash used in investing activities	(8,765,907)	(918,339)
Net cash used in financing activities	(489,268)	—

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to the increase in net income and an increase in cash collected from customer advances, offset, in part, by an increase in prepaid expenses and other current assets, an increase in inventories, and a decrease in other accrued expenses. Net cash used in investing activities increased in the twelve months ended June 30, 2023 as compared to the same period in 2022 primarily due to an increase in investment securities. Cash used in financing activities for the twelve months ended June 30, 2023 relates to dividend payments on common stock.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the fiscal years ended June 30, 2023 and 2022, the Company expended $512,016 and $303,561, respectively, for plant improvements and new equipment. The Company has budgeted approximately $300,000 for new equipment and plant improvements in fiscal year 2024. Management anticipates that the funds required will be available from current operations. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts. In addition, the Company is expected to spend an amount, not to exceed $7.1 million, towards a facility and capital equipment upgrade under an award issued to us by the United States Navy. Incurred spending is reimbursable through a milestone plan.

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

Report of Independent Registered Public Accounting Firm (PCAOB ID 317)

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Espey Mfg. & Electronics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp. (the Company) as of June 30, 2023 and 2022, the related statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures performed included the following:

●	We obtained an understanding of the process and assumptions used by management to develop estimates to complete including labor, overhead and materials.
●	We tested total cost at completion of a contract by using process employed by management, including:
o	Testing the completeness and accuracy of the source information used;
o	Testing the mathematical accuracy of management’s calculations;
o	Reviewing expected gross margin on contracts;
o	Evaluating the reasonableness and consistency of methodology and assumptions applied by management; and
o	Performing a retrospective review of the prior-year estimates used to identify potential bias of management judgements.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company's auditor since 2014.

Buffalo, New York

September 21, 2023

Espey Mfg. & Electronics Corp.

Balance Sheets

June 30, 2023 and 2022

	2023	2022
ASSETS
Cash and cash equivalents	$2,748,755	$8,104,060
Investment securities	11,964,673	3,708,779
Trade accounts receivable, net of allowance of $3,000	5,755,282	5,733,174
Income tax receivable	35,666	—

Inventories:
Raw materials	1,889,702	2,037,483
Work-in-process	681,300	315,547
Costs related to contracts in process	17,318,579	16,207,419
Total inventories	19,889,581	18,560,449

Prepaid expenses and other current assets	4,282,477	992,774
Total current assets	44,676,434	37,099,236

Property, plant and equipment, net	2,825,089	2,797,993
Total assets	$47,501,523	$39,897,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,212,375	$2,079,177
Accrued expenses:
Salaries and wages	890,748	627,187
Vacation	685,188	666,380
Other	547,747	752,554
Payroll and other taxes withheld	66,042	55,292
Contract liabilities	8,081,838	3,384,474
Income taxes payable	—	54,722
Total current liabilities	11,483,938	7,619,786

Deferred tax liabilities	137,827	177,829
Total liabilities	11,621,765	7,797,615

Commitments and Contingencies (See Note 14)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of June 30, 2023 and 2022. Outstanding 2,702,633 as of June 30, 2023 and 2022 (includes 233,645 and 256,293 Unearned ESOP Shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	23,283,245	23,104,693
Accumulated other comprehensive loss	(2,429)	(1,932)
Retained earnings	21,867,720	18,679,857
	46,191,827	42,825,909

Less: Unearned ESOP shares	(4,273,378)	(4,687,604)
Cost of 427,241 shares of common stock in treasury as of June 30, 2023 and 2022	(6,038,691)	(6,038,691)
Total stockholders' equity	35,879,758	32,099,614

Total liabilities and stockholders' equity	$47,501,523	$39,897,229

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Comprehensive Income

Years Ended June 30, 2023 and 2022

	2023	2022

Net sales	$35,592,323	$32,104,774
Cost of sales	27,541,785	26,632,616
Gross profit	8,050,538	5,472,158

Selling, general and administrative expenses	3,750,524	3,942,991
Operating income	4,300,014	1,529,167

Other income
Interest income	359,617	12,153
Other	46,836	51,761
Total other income	406,453	63,914

Income before provision for income taxes	4,706,467	1,593,081

Provision for income taxes	1,029,336	327,954

Net income	$3,677,131	$1,265,127

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investment securities	(497)	429

Total comprehensive income	$3,676,634	$1,265,556

Net income per share:
Basic	$1.50	$0.52
Diluted	$1.49	$0.52

Weighted average number of shares outstanding:
Basic	2,454,856	2,431,904
Diluted	2,471,016	2,431,904

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2023 and 2022

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

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2023 and 2022

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Loss	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2022	2,702,633	$1,043,291	$23,104,693	$(1,932)	$18,679,857	427,241	$(6,038,691)	$(4,687,604)	$32,099,614
Comprehensive income:
Net income					3,677,131				3,677,131
Other comprehensive loss, net of tax of $104				(497)					(497)
Total comprehensive income									3,676,634
Stock-based compensation			227,132						227,132
Dividends paid on common stock $0.20 per share					(489,268)				(489,268)
Reduction of unearned ESOP shares			(48,580)					414,226	365,646
Balance as of June 30, 2023	2,702,633	$1,043,291	$23,283,245	$(2,429)	$21,867,720	427,241	$(6,038,691)	$(4,273,378)	$35,879,758

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2023 and 2022

	2023	2022
Cash Flows from Operating Activities:
Net income	$3,677,131	$1,265,127
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	227,132	176,696
Depreciation	484,920	494,635
ESOP compensation expense	365,646	325,067
Deferred income tax (benefit) expense	(40,002)	9,271
Gain on disposal of property, plant and equipment	(2,500)	(119)

Changes in assets and liabilities:
Increase in trade accounts receivables	(22,108)	(379,393)
(Increase) decrease in income tax receivable	(35,666)	249,602
(Increase) decrease in inventories	(1,329,132)	231,443
Increase in prepaid expenses and other current assets	(3,289,703)	(292,477)
Decrease in accounts payable	(866,802)	(638,996)
Increase in accrued salaries and wages	263,561	151,520
Increase (decrease) in vacation accrual	18,808	(6,231)
(Decrease) increase in other accrued expenses	(204,807)	626,540
Increase (decrease) in payroll and other taxes withheld	10,750	(354,589)
Increase in contract liabilities	4,697,364	306,869
(Decrease) increase in income taxes payable	(54,722)	54,722
Net cash provided by operating activities	$3,899,870	$2,219,687

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(512,016)	(303,561)
Proceeds from sale of property, plant and equipment	2,500	2,000
Purchase of investment securities	(15,902,014)	(4,237,778)
Proceeds from sale/maturity of investment securities	7,645,623	3,621,000
Net cash used in investing activities	(8,765,907)	(918,339)

Cash Flows from Financing Activities:
Dividends paid on common stock	(489,268)	—
Net cash used in financing activities	(489,268)	—

(Decrease) increase in cash and short term investments	(5,355,305)	1,301,348
Cash and cash equivalents, beginning of the year	8,104,060	6,802,712
Cash and cash equivalents, end of the year	$2,748,755	$8,104,060

Supplemental Schedule of Cash Flow Information:
Income taxes paid net of refunds	$1,159,595	$14,365

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

Note 2. Summary of Significant Accounting Policies

Revenue

The majority of our sales are generated from military contracts from defense companies, the Department of Defense, other agencies of the government of the United States and foreign governments, for the design and development and/or manufacture of products. Sales are also generated from industrial manufacturers for similar services. We provide our products and design and development services under fixed-price contracts. Under fixed-price contracts we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss.

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

Investment Securities

The Company accounts for its investments in debt securities in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.”  Investments in debt securities at June 30, 2023 consists of municipal bonds, and treasury bills, and at June 30, 2022, consisted of municipal bonds.  The Company classifies investments in debt securities as available-for-sale. Unrealized holding gains and losses, net of related tax effect, on available-for-sale debt securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.  Realized gains and losses for debt securities classified as available-for-sale are included in earnings and are determined using the specific identification method.  Interest income is recognized when earned.  Fair values are based on quoted market prices available as of the balance sheet date, and are therefore considered a Level 1 valuation.

Certificates of deposit held for investment with an original maturity greater than three months are carried at amortized cost and reported as short-term investments on the balance sheets. The type of certificates of deposit that the Company invests in are not considered debt securities under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 320, Investments - Debt Securities.

Fair Value of Financial Instruments

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2023 and 2022 because of the immediate or short-term maturity of these financial instruments.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables.  Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures.  Accounts receivable are reported net of an allowance for doubtful accounts.  The Company estimates the allowance based on its analysis of specific balances. Interest is not charged on past due balances.  Based on these factors, there was an allowance for doubtful accounts of $3,000 at June 30, 2023 and 2022.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

Per Share Amounts

ASC 260-10 “Earnings Per Share (EPS)” requires the Company to calculate net income per share based on basic and diluted net income per share, as defined. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income for fiscal years ended June 30, 2023 and 2022 consists of unrealized holding gains (losses) on available-for-sale debt securities.

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

Recently Adopted Accounting Standards

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the amendments in ASU 2016-13 should be applied on a prospective basis to all periods presented relating to available-for-sale debt securities. For all other financial instruments the Company upon adoption will apply the amendments on a modified-retrospective approach. The Company is expected to adopt the new guidance under ASU 2016-13 in the first quarter of fiscal year 2024 and is currently evaluating the impact of the adoption on its financial statements. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no impairments of long-lived assets in fiscal years 2023 and 2022.  Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet, if applicable.

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

Total revenue recognized for the twelve months ended June 30, 2023 based on units delivered totaled $27,770,365 compared to $26,931,949 for the same periods in fiscal year 2022.  Total revenue recognized for the twelve months ended June 30, 2023 based on milestones achieved totaled $7,821,958 compared to $5,172,825 for the same periods in fiscal year 2022.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would result in the adjustment of the transaction price as of June 30, 2023.  Our payment terms are generally 30-60 days.

Contract liabilities were $8,081,838 and $3,384,474 as of June 30, 2023 and 2022, respectively.  The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. Revenue recognized, that was in contract liabilities in the beginning of the fiscal year, approximated $2,018,642 for the twelve months ended June 30, 2023. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at June 30, 2023 totaling approximately $83.6 million is expected, based on expected due dates, to be recognized in the following fiscal years: 47% in 2024; 38% in 2025, 11% in 2026 and 4% thereafter.

Note 4. Investment Securities

Investment securities at June 30, 2023 consist of certificates of deposit, municipal bonds and U.S. treasury bills and at June 30, 2022, consisted of certificates of deposit and municipal bonds. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets.  The cost, gross unrealized gains, gross unrealized losses and fair value debt securities by major security type at June 30, 2023 and June 30, 2022 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2023
Certificates of deposit	$11,280,000	$—	$—	$11,280,000
Municipal bonds	$260,475	$165	$(7,843)	$252,797
U.S. Treasury Bills	$430,952	$1,225	$(301)	$431,876
Total investment securities	$11,971,427	$1,390	$(8,144)	$11,964,673

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 4. Investment Securities, Continued

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2022
Certificates of deposit	$3,639,000	$—	$—	$3,639,000
Municipal bonds	$72,225	$—	$(2,446)	$69,779
Total investment securities	$3,711,225	$—	$(2,446)	$3,708,779

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At June 30, 2023, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of June 30, 2023 and June 30, 2022, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
June 30, 2023
Available-for-sale	$11,711,876	$252,797	$11,964,673

June 30, 2022
Available-for-sale	$3,639,000	$69,779	$3,708,779

Note 5. Contracts in Process

Contracts in process at June 30, 2023 and 2022 are as follows:

	2023	2022
Unrecognized gross contract value	$83,577,153	$76,782,028
Costs related to contracts in process	$17,318,579	$16,207,419

Included in costs relating to contracts in process at June 30, 2023 and 2022 are costs relative to contracts that may not be completed within the ensuing year as contracts vary in size, scope and duration. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statements of comprehensive income until the units under contract are shipped.

Note 6. Property, Plant and Equipment

Property, plant and equipment at June 30, 2023 and 2022 is as follows:

	2023	2022
Land	$45,000	$45,000
Building and improvements	4,811,179	4,450,399
Machinery and equipment	11,402,679	11,287,648
Furniture and fixtures	164,200	164,200
	16,423,058	15,947,247
Accumulated depreciation	(13,597,969)	(13,149,254)
Property, plant and equipment, net	$2,825,089	$2,797,993

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 6. Property, Plant and Equipment, Continued

Depreciation expense was $484,920 and $494,635 for the years ended June 30, 2023 and 2022, respectively.

The Company was awarded $7.4 million in funding during the second quarter of fiscal year 2023 in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The work will be conducted on Espey’s property in Saratoga Springs, NY, with completion slated for 2024. The Company expects to be paid within 30 days after the submission of three milestone invoices, but will not be paid for expenses incurred in excess of the specified milestone payment limits. The Company expects to have an initial cash outlay to satisfy income tax obligations arising from the value of the award. Included in building and improvements at June 30, 2023 and 2022 was $308,001 and $58,296 respectively, for facility and capital upgrades under the funding award. As of September 19, 2023, the first milestone totaling approximately $969,000 was achieved and reimbursed. The Company expects to record the receipt of milestones payments received as a reduction from the cost of the assets.

Note 7. Pension Expense

Under terms of a negotiated union contract which expires on June 30, 2025, the Company is obligated to make contributions to a union-sponsored International Brotherhood of Electrical Workers Local 1799 defined benefit pension plan (Plan identifying number is 14-6065199) covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $102,612 in fiscal year 2023 and $110,378 in fiscal year 2022. These contributions represent more than five percent of the total contributions made into the Plan. For the years beginning January 1, 2023 and 2022, the Plan was in the “green zone” which means it is neither endangered nor critical status. In addition, the Company is obligated to make contributions to the National Electrical Benefit Fund (NEBF) (Plan identifying number is 53-0181657). The Plan is a defined pension benefit plan covering eligible union employees. Such contributions and expenses amounted to $72,350 in fiscal year 2023 and $73,771 in fiscal year 2022. The contribution did not and will not in the future have a material impact on the Company’s financial statements.

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $53,768 and $53,836, for fiscal years 2023 and 2022, respectively.

Note 8. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2023 and 2022 is as follows:

	2023	2022
Current tax expense - federal	$1,059,743	$313,705
Current tax expense - state	9,595	4,978
Deferred tax (benefit) expense	(40,002)	9,271
Provision for income taxes	$1,029,336	$327,954

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 8. Provision for Income Taxes, Continued

The combined U.S. federal and state effective income tax rates of 21.9% and 20.6%, for 2023 and 2022 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	0.2	0.3
ESOP cost versus Fair Market Value	(0.2)	(1.3)
Dividend on allocated ESOP shares	—	(3.1)
Stock-based compensation	1.0	4.0
Rate Differential on Net Operating Loss Carryback	—	(0.1)
Other	(0.1)	(0.2)
Effective tax rate	21.9%	20.6%

For the years ended June 30, 2023 and 2022 deferred income tax (benefit) expense of ($40,002) and $9,271, respectively, results from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2023 and 2022 are presented as follows:

	2023	2022
Deferred tax assets:
Accrued expenses	$273,059	$204,774
ESOP	24,407	14,237
Stock-based compensation	36,552	33,719
Total deferred tax assets	$334,018	$252,730

Deferred tax liability:
Property, plant and equipment - principally due to differences in depreciation methods	$337,501	$374,566
Inventory - effect of uniform capitalization	99,215	19,276
Prepaid expenses	35,129	36,716
Total deferred tax liability	$471,845	$430,558

Net deferred tax liability	$(137,827)	$(177,828)

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

As the result of the implementation of the FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. As of June 30, 2023 and 2022, the Company has no unrecognized tax benefits.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 8. Provision for Income Taxes, Continued

The Company recognizes interest and penalties in general and administrative expense. As of June 30, 2023 and 2022, the Company has not recorded any provision for accrued interest and penalties.

The Company is subject to taxation in the United States and various state jurisdictions. The federal tax returns are subject to audit for three years from date of filing unless the return was audited within that period. In general the majority of state statutes follow similar guidelines. As such, the Company’s tax returns for tax years ending June 30, 2023, 2022, and 2021 remain open to examination by the respective taxing authorities.

Note 9. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to five domestic customers accounted for 81% of total sales in 2023. Sales to four domestic customers accounted for 57% of total sales in 2022. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 81% represented by five customers at June 30, 2023 and 74% represented by four customers at June 30, 2022.

Export sales in fiscal years 2023 and 2022 were approximately $549,510 and $1,644,000, respectively.

Note 10. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. The ESOP borrowed from the Corporation an amount equal to the purchase price.  The loan will be repaid in fifteen (15) equal annual installments of principal commencing June 2021.  The Board of Directors has fixed the interest rate and the unpaid balance will bear interest at a fixed rate of 3.00% per annum. ESOP compensation expense was $365,646 and $325,067 for the years ended June 30, 2023 and 2022, respectively.

The ESOP shares as of June 30, 2023 and 2022 were as follows:

	2023	2022
Allocated shares	484,958	496,091
Unreleased shares	233,645	256,293
Total shares held by the ESOP	718,603	752,384
Fair value of unreleased shares	$3,913,554	$3,649,612

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the twelve months ended June 30, 2023 and 2022, the Company did not repurchase shares previously held by the ESOP.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 10. Employee Stock Ownership Plan, Continued

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan. Share distributions from the ESOP during the twelve months ended June 30, 2023 and 2022 totaled 33,780 shares and 14,265 shares, respectively.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the fiscal years ended June 30, 2023 and 2022, was $227,132 and $176,696, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSO”) for the fiscal years ended June 30, 2023 and 2022, was $21,432 and $29,287, respectively. The deferred tax benefit related to the NQSO’s as of June 30, 2023 and 2022 was approximately $4,501 and $6,150, respectively. The remaining stock option expense, in each year, related to incentive stock options (“ISO”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of June 30, 2023, there was approximately $155,154 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years, of which $128,766 relates to ISO’s and $26,388 relates to NQSO’s. The total deferred tax benefit related the NQSO’s in future years will be $5,541.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"), approved by the Company's shareholders at the Company's Annual Meeting on December 1, 2017. The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of common stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of common stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of June 30, 2023, options covering 382,104 shares have been granted, of which 245,831 are outstanding, and 136,273 shares have been cancelled. As of June 30, 2023, option covering 154,169 shares remain available for grant, after factoring the cancelled shares, which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of June 30, 2023, 50,500 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life, and interest rates.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 11. Stock-based Compensation, Continued

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the year ended June 30, 2023 and 2022.

	2023	2022
Dividend yield	0.03%	—
Expected stock price volatility	27.20%	25.60%
Risk-free interest rate	2.71%	0.99%
Expected option life (in years)	5.4yrs	5.4yrs
Weighted average fair value per share of options granted during the period	$4.18	$3.74

Effective March 13, 2023, the Company reinstated payment of a quarterly dividend. The Company paid regular cash dividends on common stock of $0.20 per share for the fiscal year ended June 30, 2023 and paid no cash dividends for the fiscal year ended June 30, 2022. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the twelve months ended June 30, 2023:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2022	246,273	$20.89	6.73
Granted	74,200	$13.81	9.12
Exercised	—	—	—
Forfeited or expired	(24,142)	$20.46	—
Outstanding at June 30, 2023	296,331	$19.15	6.49	$338,243
Vested or expected to vest at June 30, 2023	283,745	$19.40	6.38	$298,723
Exercisable at June 30, 2023	163,731	$23.13	4.74	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on June 30, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2023. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the twelve months ended June 30, 2023 and 2022 was $0.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 11. Stock-based Compensation, Continued

The following table summarizes changes in non-vested stock options during the twelve months ended June 30, 2023:

		Weighted
	Number of	Average
	Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-Vested at July 1, 2022	104,175	$2.92
Granted	74,200	4.18
Vested	(34,075)	1.59
Forfeited or expired	(11,700)	2.75
Non-Vested at June 30, 2023	132,600	$3.98

Note 12. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 9, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 81% represented by five customers at June 30, 2023 and 74% represented by four customers at June 30, 2022.

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

Note 13. Related Parties

The administration of the shares of common stock held by the ESOP Trust is subject to the Espey Mfg. & Electronics Corp. Employee Retirement Plan and Trust (ESOP) and a Trust Agreement, each effective as of July 1, 2016. The Trustees’ rights with respect to the disposition of shares are governed by the terms of the Plan and the Trust Agreement. As to shares that have been allocated to the accounts of participants in the ESOP Trust, the Plan provides that the Trustees are required to vote such shares in accordance with instructions received from the participants. As to unallocated shares and allocated shares for which voting instructions have not been received from participants, the Plan provides that the Trustees are required to vote such shares in accordance with the direction of the Board of Directors of the Company under the terms of the Plan and Trust Agreement, which is currently in the same proportion as the instructions received on the allocated shares. See Note 10 for additional information regarding the ESOP.

Note 14. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2023 and 2022. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 14. Commitments and Contingencies, Continued

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, there are no matters pending.

Note 15. Stockholders' Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2023:

Stock options outstanding	296,331
Stock options available for issuance	154,169
Number of common shares reserved	450,500

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the years ended June 30:

	2023	2022
Numerator:
Net income	$3,677,131	$1,265,127

Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,702,633	2,702,633
Common shares issued to ESOP during the period	—	—
Unearned ESOP shares	(256,293)	(279,429)
Weighted average common shares issued during the period	—	—
Weighted average common shares purchased during the period	—	—
Weighted average ESOP shares earned during the period	8,516	8,700
Denominator for basic earnings per common shares – Weighted average common shares	2,454,856	2,431,904
Diluted EPS:
Common shares outstanding, beginning of period	2,702,633	2,702,633
Common shares issued to ESOP during the period	—	—
Unearned ESOP shares	(256,293)	(279,429)
Weighted average common shares issued during the period	—	—
Weighted average common shares purchased during the period	—	—
Weighted average ESOP shares earned during the period	8,516	8,700
Weighted average dilutive effect of stock options	16,160	—
Denominator for diluted earnings per common shares – Weighted average common shares	2,471,016	2,431,904

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 15. Stockholders' Equity, Continued

Not included in this computation of earnings per share for the year ended June 30, 2023 and 2022 were options to purchase 130,656 and 246,273 shares, respectively, of the Company’s common stock. These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.

Effective March 13, 2023, the Company reinstated payment of a quarterly dividend. The Company paid regular cash dividends on common stock of $0.20 per share for the fiscal year ended June 30, 2023 and paid no cash dividends for the fiscal year ended June 30, 2022. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend during any future years.

Note 16. Line of Credit

At June 30, 2023, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest payments equal to the BSBY Daily Floating Rate plus 2 percentage points. Any borrowing under the line of credit will be collateralized by accounts receivable. All outstanding balances are payable no later than the expiration date of the agreement, unless other terms are agreed to by the lender. The existing line of credit expires February 28, 2024. The Company did not borrow any funds during the last two fiscal years.

Note 17. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2023	Quarter	Quarter	Quarter	Quarter
Net sales	$8,635,795	$8,804,109	$9,809,616	$8,342,803
Gross profit	1,812,142	2,260,722	1,973,429	2,004,245
Net income	768,266	1,146,042	867,288	895,535
Net income per share -
Basic	0.31	0.47	0.35	0.37
Diluted	0.31	0.47	0.35	0.36

2022
Net sales	$7,545,432	$7,458,050	$8,620,049	$8,481,243
Gross profit	1,353,098	1,206,817	1,734,880	1,177,363
Net income	306,061	21,201	661,359	276,506
Net income per share -
Basic	0.13	0.01	0.27	0.11
Diluted	0.13	0.01	0.27	0.11

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2023.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on December 1, 2023) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules, Signatures

3.1	Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10 -K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8-K dated September 21, 2020)

4.1	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)

10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)

10.4	2017 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 27, 2017 for the December 1, 2017 Annual Meeting)

10.13	Executive Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.13 on Espey’s Report on Form 8–K dated January 1, 2022)

10.14	Executive Employment Agreement with Peggy Murphy (incorporated by reference to Exhibit 10.14 on Espey’s Report on Form 10–Q dated February 14, 2022)

10.16	Employment Agreement dated January 16, 2018 with Patrick Enright, Jr. (incorporated by reference to Exhibit 10.16 on Espey’s Report on Form 8-K dated January 16, 2018

10.16a	First Amendment to Employment Agreement dated January 16, 2018 with Patrick Enright, Jr. (incorporated by reference to Exhibit 10.16 on Espey’s Report on Form 8-K dated October 12, 2021

10.18	Stock Purchase Agreement dated as of December 1, 2020 between Espey Mfg. & Electronics Corp. and The Trustees of the Espey Mfg. & Electronics Corp. Employee Retirement Plan Trust (incorporated by reference to Exhibit 10.18 on Espey’s Report on Form 8-K dated December 1, 2020)

10.19	ESOP Loan Agreement dated as of December 1, 2020 between The Trustees of Espey Mfg. & Electronics Corp. Employee Retirement Plan Trust and Espey Mfg. & Electronics Corp. (incorporated by reference to Exhibit 10.19 on Espey’s Report on Form 8-K dated December 1, 2020)

10.20	Executive Employment Agreement with Katrina L. Sparano (incorporated by reference to Exhibit 10.20 on Espey’s Report on Form 8 –K dated January 1, 2022)

14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)

23.1	Consent of Freed Maxick CPAs, P.C. (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

S I G N A T U R E S

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ David O’Neil
David O’Neil
President and Chief Executive Officer
September 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David O’Neil	President and Chief Executive Officer
David O'Neil	September 21, 2023

/s/Katrina Sparano	Principal Financial Officer
Katrina Sparano	September 21, 2023

/s/Carl Helmetag	Chairman of the Board
Carl Helmetag	September 21, 2023

/s/Paul J. Corr	Director
Paul J. Corr	September 21, 2023

/s/Nancy Patzwahl	Director
Nancy Patzwahl	September 21, 2023

/s/Michael W. Wool	Director
Michael W. Wool	September 21, 2023