Form 10-Q
period 2023-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2023-11-13
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

At November 9, 2023, there were 2,706,633 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

1

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

September 30, 2023 (Unaudited) and June 30, 2023

	September 30, 2023	June 30, 2023
ASSETS
Cash and cash equivalents	$3,064,670	$2,748,755
Investment securities	13,064,736	11,964,673
Trade accounts receivable, less allowance for credit losses of $3,000	5,927,506	5,755,282
Income tax receivable	—	35,666

Inventories:
Raw materials	1,967,438	1,889,702
Work-in-process	609,415	681,300
Costs related to contracts in process	16,678,414	17,318,579
Total inventories	19,255,267	19,889,581

Deferred tax assets	75,986	—
Prepaid expenses and other current assets	4,036,747	4,282,477
Total current assets	45,424,912	44,676,434

Property, plant and equipment, net	3,965,777	2,825,089
Total assets	$49,390,689	$47,501,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,913,174	$1,212,375
Accrued expenses:
Salaries and wages	1,090,406	890,748
Vacation	573,735	685,188
ESOP payable	54,142	—
Dividends payable	405,995	—
Other	524,304	547,747
Payroll and other taxes withheld	60,215	66,042
Contract liabilities	7,581,090	8,081,838
Income taxes payable	467,346	—
Total current liabilities	12,670,407	11,483,938

Deferred tax liabilities	—	137,827
Total liabilities	12,670,407	11,621,765

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of September 30, 2023 and June 30, 2023. Outstanding 2,706,633 and 2,702,633 shares as of September 30, 2023 and June 30, 2023, respectively (includes 228,105 and 233,645 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	23,373,388	23,283,245
Accumulated other comprehensive loss	(634)	(2,429)
Retained earnings	22,591,316	21,867,720
	47,007,361	46,191,827

Less: Unearned ESOP shares	(4,273,378)	(4,273,378)
Cost of 423,241 and 427,241 shares of common stock in treasury as of September 30, 2023 and June 30, 2023, respectively	(6,013,701)	(6,038,691)
Total stockholders’ equity	36,720,282	35,879,758

Total liabilities and stockholders' equity	$49,390,689	$47,501,523

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2023 and 2022

	September 30, 2023	September 30, 2022

Net sales	$8,568,214	$8,635,795
Cost of sales	6,322,837	6,823,653
Gross profit	2,245,377	1,812,142

Selling, general and administrative expenses	1,023,681	839,030
Operating income	1,221,696	973,112

Other income
Interest income	147,430	8,807
Other	14,143	3,767
Total other income	161,573	12,574

Income before provision for income taxes	1,383,269	985,686

Provision for income taxes	288,725	217,420

Net income	$1,094,544	$768,266

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment securities	1,795	(1,763)

Total comprehensive income	$1,096,339	$766,503

Net income per share:
Basic	$0.44	$0.31
Diluted	$0.44	$0.31

Weighted average number of shares outstanding:
Basic	2,470,092	2,446,402
Diluted	2,485,789	2,447,519

Dividends per share:	$0.15	$—

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended September 30, 2023

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2023	2,702,633	$1,043,291	$23,283,245	$(2,429)	$21,867,720	427,241	$(6,038,691)	$(4,273,378)	$35,879,758

Comprehensive income:

Net income					1,094,544				1,094,544

Other comprehensive income, net of tax of $377				1,795					1,795

Total comprehensive income									1,096,339

Stock options exercised	4,000		34,490			(4,000)	24,990		59,480

Stock-based compensation			55,653						55,653

Dividends paid on common stock $0.15 per share					(370,948)				(370,948)

Balance as of September 30, 2023	2,706,633	$1,043,291	$23,373,388	$(634)	$22,591,316	423,241	$(6,013,701)	$(4,273,378)	$36,720,282

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended September 30, 2022

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Loss	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2022	2,702,633	$1,043,291	$23,104,693	$(1,932)	$18,679,857	427,241	$(6,038,691)	$(4,687,604)	$32,099,614

Comprehensive income:

Net income					768,266				768,266

Other comprehensive loss, net of tax of ($370)				(1,763)					(1,763)

Total comprehensive income									766,503

Stock-based compensation			61,259						61,259

Balance as of September 30, 2022	2,702,633	$1,043,291	$23,165,952	$(3,695)	$19,448,123	427,241	$(6,038,691)	$(4,687,604)	$32,927,376

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2023 and 2022

	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net income	$1,094,544	$768,266

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	55,653	61,259
Depreciation	119,392	120,950
ESOP compensation expense	89,189	78,927
Deferred income tax benefit	(213,813)	(1,697)
Changes in assets and liabilities:
Increase in trade accounts receivable	(172,224)	(888)
Decrease in income taxes receivable	35,666	—
Decrease (increase) in inventories	634,314	(77,755)
Decrease (increase) in prepaid expenses and other current assets	245,730	(233,166)
Increase in accounts payable	700,799	831,816
Increase in accrued salaries and wages	199,658	65,431
Decrease in vacation accrual	(111,453)	(29,527)
(Decrease) increase in other accrued expenses	(23,443)	57,022
(Decrease) increase in payroll and other taxes withheld	(5,827)	4,493
Decrease in contract liabilities	(500,748)	(740,236)
Increase in income taxes payable	467,346	68,317
Net cash provided by operating activities	2,614,783	973,212

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2,228,802)	(50,482)
Proceeds from grant award	968,722	—
Purchase of investment securities	(4,758,705)	(2,826,789)
Proceeds from sale/maturity of investment securities	3,660,437	1,120,000
Net cash used in investing activities	(2,358,348)	(1,757,271)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	59,480	—
Net cash provided by financing activities	59,480	—

Increase (decrease) in cash and short term investments	315,915	(784,059)
Cash and cash equivalents, beginning of period	2,748,755	8,104,060
Cash and cash equivalents, end of period	$3,064,670	$7,320,001

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$—	$150,000

Supplemental Schedule of Non-cash Financing Activities:
Accrual of Dividends	$405,995	$—

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Specific to inventories, including work-in-process and contracts in process, management evaluates, quarterly, those estimates used in determining the cost to complete for each contract on Espey Mfg. & Electronics Corp.’s (the “Company”) sales backlog. The change in estimates may affect the reported amount of inventories and gross profit in the current or a future period. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2023. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2023 and June 30, 2023 because of the immediate or short-term maturity of these financial instruments.

Investment securities at September 30, 2023 and June 30, 2023 consisted of certificates of deposit, municipal bonds and U.S. treasury bills. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by major security type at September 30, 2023 and June 30, 2023 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2023
Certificates of deposit	$12,367,000	$—	$—	$12,367,000
Municipal bonds	$260,475	$2,559	$(8,226)	$254,808
U.S. Treasury Bills	$440,604	$2,343	$(19)	$442,928
Total investment securities	$13,068,079	$4,902	$(8,245)	$13,064,736

June 30, 2023
Certificates of deposit	$11,280,000	$—	$—	$11,280,000
Municipal bonds	$260,475	$165	$(7,843)	$252,797
U.S. Treasury Bills	$430,952	$1,225	$(301)	$431,876
Total investment securities	$11,971,427	$1,390	$(8,144)	$11,964,673

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At September 30, 2023, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of September 30, 2023 and June 30, 2023, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
September 30, 2023
Available-for-sale	$13,000,737	$63,999	$13,064,736

June 30, 2023
Available-for-sale	$11,711,876	$252,797	$11,964,673

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net income per share, excluded options to purchase 229,731 shares of our common stock for the three months ended September 30, 2023 and 241,773 shares for the three months ended September 30, 2022, as the effect of including them would be anti-dilutive. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended September 30, 2023 and 2022 was $55,653 and $61,259, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the three-month periods ended September 30, 2023 and 2022, was $8,255 and $9,604, respectively. The deferred tax benefit related to the NQSOs as of September 30, 2023 and 2022 was approximately $1,734 and $2,017, respectively. The remaining stock option expense in each year related to incentive stock options (“ISOs”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of September 30, 2023, there was approximately $420,399 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years, of which $367,056 relates to ISOs and $53,343 relates to NQSOs. The total deferred tax benefit related to these awards is expected to be $11,202.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. The plan allows for options which are issued, which become subsequently cancelled, to be re-granted at a later date. As of September 30, 2023, options covering 320,231 shares are outstanding under the 2017 Plan. As of September 30, 2023, options covering 75,769 shares remain available for grant after factoring in the exercised options and the cancelled options, which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of September 30, 2023, 35,100 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the three months ended September 30, 2023 and 2022.

	September 30, 2023	September 30, 2022

Dividend yield	3.63%	—
Company’s expected volatility	31.20%	27.10%
Risk-free interest rate	4.39%	2.66%
Expected term	5.3 yrs	5.4 yrs
Weighted average fair value per share of options granted during the period	$4.03	$4.11

The Company declares regular dividends quarterly and declared a first quarter regular cash dividend of $0.15 per share for the three months ended September 30, 2023 and paid no cash dividends for the three months ended September 30, 2022. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the three months ended September 30, 2023:

	Employee Stock Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2023	296,331	$19.15	6.49
Granted	78,400	$16.54	9.95
Exercised	(4,000)	$14.87	—
Forfeited or expired	(15,400)	$27.22	—
Outstanding at September 30, 2023	355,331	$18.27	7.32	$255,363
Vested or expected to vest at September 30, 2023	328,697	$18.53	7.14	$196,739
Exercisable at September 30, 2023	196,131	$20.79	5.65	$62,224

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on September 30, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2023. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the three months ended September 30, 2023 and 2022 was $9,482, and $0, respectively.

The following table summarizes changes in non-vested stock options during the three months ended September 30, 2023:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2023	132,600	$3.98
Granted	78,400	$4.03
Vested	(51,800)	$3.73
Forfeited or expired	—	—
Non-vested at September 30, 2023	159,200	$4.09

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2023 and June 30, 2023. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. There are no such pending matters which we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Company was awarded $7.4 million in funding during the second quarter of fiscal year 2023 in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The work will be conducted on the Company’s property in Saratoga Springs, NY, with completion slated for calendar year 2024. The Company expects to be paid within 30 days after the submission of three milestone invoices, but will not be paid for expenses incurred in excess of the specified milestone payment limits. The Company will record the receipt of milestones payments received as a reduction from the cost of the assets. The Company will have an initial cash outlay to satisfy income tax obligations arising from the value of the milestones payments received. The cash outlay arising from federal income tax obligations is expected to be recaptured in future periods. Tax obligations associated with the receipt of milestone payments are recorded on the balance sheet and included in deferred tax assets. Included in property, plant, and equipment at September 30, 2023 was $1,488,439, net of milestone award reimbursements totaling $968,722, for facility and capital upgrades under the funding award compared to $308,001 included in property, plant, and equipment at June 30, 2023.

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

Total revenue recognized for the three months ended September 30, 2023 based on units delivered was $6,405,538 compared to $6,959,789 for the same period in fiscal year 2023. Total revenue recognized for the three months ended September 30, 2023 based on milestones achieved was $2,162,676 compared to $1,676,006 for the same period in fiscal year 2023.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of September 30, 2023.  Our payment terms are generally 30-60 days.

Contract liabilities were $7,581,090 and $8,081,838 as of September 30, 2023 and June 30, 2023, respectively. The decrease in contract liabilities is primarily due to revenue recognized, offset in part by, the advance collection of cash on specific contracts. Revenue recognized, that was in contract liabilities in the beginning of the fiscal year, was $536,223 for the three months ended September 30, 2023. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at September 30, 2023 totaling approximately $87.1 million is projected, based on expected due dates, to be recognized in the following fiscal years: 36% in 2024; 49% in 2025; 11% in 2026, and 4% thereafter.

Note 7. Recently Issued Accounting Standards

Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the amendments in ASU 2016-13 should be applied on a prospective basis to all periods presented relating to available-for-sale debt securities. For all other financial instruments the Company upon adoption will apply the amendments on a modified-retrospective approach. The Company adopted the new guidance under ASU 2016-13 in the first quarter of fiscal year 2024, and determined that the impact of the adoption on its financial statements is immaterial.

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $89,189 and $78,927 for the three-month periods ended September 30, 2023 and 2022, respectively.

The ESOP shares as of September 30, 2023 and 2022 were as follows:

	September 30, 2023	September 30, 2022
Allocated shares	484,958	496,091
Committed-to-be-released shares	5,540	5,622
Unreleased shares	228,105	250,671
Total shares held by the ESOP	718,603	752,384
Fair value of unreleased shares	$3,683,896	$3,456,753

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three months ended September 30, 2023 and 2022, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provisions of the Plan.  There were no share distributions from the ESOP during the three months ended September 30, 2023 and 2022.

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

Our sales strategy includes identifying and obtaining multiple new engineering design and development contracts in any given fiscal year to ensure optimal utilization of our engineering personnel in addition to securing follow-on production awards for product previously designed in-house, as well as, new or follow-on build to print opportunities. The Company targets those programs and opportunities which will generate future longer-term production tails in ensuing years. From time to time, we accept work associated with engineering design studies. While unlikely to result in near-term follow-on orders, this positions us competitively on future awards and expands our engineering team’s skillset.

The total backlog at September 30, 2023 was approximately $87.1 million, which included approximately $59.9 million from five significant customers, compared to $81.2 million at September 30, 2022, which included $66.3 million from six significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The backlog at September 30, 2023 is fully funded except for approximately $4.3 million, representing one firm follow-on multi-year order from a single customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in the unfunded backlog only those programs that it believes are likely to receive funding based on program status and discussions with customers. The unfunded backlog at September 30, 2022 was approximately $32 thousand and represented one firm multi-year order from a single customer for which funding had not yet been appropriated by Congress and/or the customer had funded the program. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

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

The growth and continuing demand in the power electronics industry across multiple manufacturing sectors, coupled with resulting supply chain disruptions from the effects of global events, has created volatility and unpredictability in the availability of certain electronic components and, in some cases, continues to create industry shortages. These supply chain disruptions, including extended lead times and part obsolescence, continue to affect our production, however, we are better able to manage these factors and adequately factor lead times into internal planning schedules and new customer quotations. These shortages will likely continue to impact our ability to support our customer’s schedule demands, as lead times for these components have, in some instances, increased from readily available to waiting times of nearly a year or more. We continue to work with our customers to mitigate any adverse impact upon our ability to service their requirements. These issues, if they persist, may cause us to miss projected delivery dates. Inflationary costs are expected to continue but are not expected to have a significant impact on operating income in fiscal year 2024.

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

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones.  Cost overruns which may arise from technical and schedule delays and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $9 million.

The Company currently expects new orders in fiscal 2024 to be greater than those received in fiscal year 2023. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

New orders received in the first three months of fiscal year 2024 were $12.1 million as compared to $13.1 million new orders received in the first three months of fiscal year 2023. It is presently anticipated that a minimum of $30.9 million of orders comprising the September 30, 2023 backlog will be filled during the fiscal year ending June 30, 2024 subject, however, to the impact of the factors identified above. The minimum of $30.9 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2024.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $76 million in the aggregate as of October 31, 2023 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to three significant customers represented 69% of the Company’s total sales for the three-month period ended September 30, 2023. Net sales to four significant customers represented 80% of the Company’s total sales for the three-month period ended September 30, 2022. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Results of Operations

Net sales for the three months ended September 30, 2023 and 2022 were comparable, totaling $8,568,214 and $8,635,795, respectively. Sales were higher in the prior reported period on several build to print contracts which had no sales in the current period due to contract completion. These decreases were offset, in part, by an increase in sales supporting a large follow-on order for power distribution panels originally designed by the company. In general, sales fluctuations may occur during comparable fiscal periods as the direct result of product mix, directly influenced by the specific contractual terms of those firm orders placed including contract value, scope of work, and contract delivery schedules.

Gross profits for the three months ended September 30, 2023 and 2022 were $2,245,377 and $1,812,142, respectively. Gross profit as a percentage of sales was approximately 26.2% and 21.0%, for the same periods, respectively. The increase in gross profit for the three months ended September 30, 2023 when compared to the same period last year resulted primarily from the product mix comprising those sales and in some instances cost savings from production improvements and/or supply chain savings. Gross profit in the current quarter was favorably impacted by higher sales related to a large follow-on order for power distribution panels originally designed by the company which comparably had significantly fewer sales in the prior year and the incurred costs in the prior year had a negative impact to gross profit, as these costs were associated with the original engineering and design efforts. Finally, gross profit in the prior year was negatively impacted by higher costs incurred on a certain fixed-priced engineering design contract for a power supply which was negatively impacted by unforeseen design complexities due to the unavailability of mil-spec rated parts in the marketplace, a result of part obsolescence or exceptionally long lead times.

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

Selling, general and administrative expenses were $1,023,681 for the three months ended September 30, 2023, an increase of $184,651, compared to the three months ended September 30, 2022. The increase in spending for the three months ended September 30, 2023 as compared to the same period in 2022 relates mainly to the increase in employee compensation costs, primarily a headcount increase for a person in business development. In addition, and to a lesser extent, expenses increased in the current quarter when compared to the prior period related to travel expenses, recruiting expenses, freight on outgoing shipments and general office expenditures.

Other income for the three months ended September 30, 2023 and 2022 was $161,573 and $12,574, respectively. The increase for the three months ended is primarily due to the increase in interest income resulting from an increase in investment securities and an increase in interest rates. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate for the three months ended September 30, 2023 was approximately 20.9%, compared to 22.1% for the three months ended September 30, 2022. The effective tax rate in fiscal 2024 is less than the statutory tax rate mainly due to the benefit received from ESOP dividends paid on allocated shares as well as the benefit from foreign derived intangible income, offset in part, by the permanent difference for incentive stock option expense recorded for book purposes which is not deductible for tax purposes. The effective tax rate in fiscal 2023 was greater than the statutory tax rate mainly due to the permanent difference for incentive stock option expense recorded for book purposes which is not deductible for tax purposes, in addition to the fact there was no benefit received from ESOP dividends paid on allocated shares due to the suspension of the company dividend in place through February 2023. The effective tax rate in the three month period ended September 30, 2023 was lower than the prior year primarily from the benefit derived from ESOP dividends paid on allocated shares in the current period when compared to same period in the prior year.

Net income for the three months ended September 30, 2023, was $1,094,544 or $0.44 per share, basic and diluted, compared to net income of $768,266 or $0.31 per share, basic and diluted, for the three months ended September 30, 2022. The increase in net income in the three months ended September 30, 2023 resulted primarily from the increase in gross profit and an increase in interest income, offset in part, by an increase in selling, general and administrative expenses and an increase in the provision for income taxes, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2023 and 2022. The existing line of credit was extended and expires February 28, 2024.

The Company's working capital as of September 30, 2023 and 2022 was approximately $32.8 million and $30.4 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at fair market value. During the three months ended September 30, 2023 and 2022, the Company did not repurchase any shares held by the ESOP. Under an existing authorization from the Company's Board of Directors, as of September 30, 2023, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Three Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$2,614,783	$973,212
Net cash used in investing activities	(2,358,348)	(1,757,271)
Net cash provided by financing activities	59,480	—

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to an increase in net income, a decrease in inventories, a decrease in prepaid expenses and other current assets and an increase in income taxes payable. Net cash used in investing activities increased in the three months ended September 30, 2023 as compared to the same period in 2022 primarily due to an increase in investment securities when compared to the same period last year. Cash provided by financing activities for the three months ended September 30, 2023 relates to proceeds from exercise of stock options. The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2023 and 2022, the Company expended $2,228,802 and $50,482, respectively, for plant improvements and new equipment, of which $2,149,160 and $10,576, respectively, was eligible for reimbursement under a not to exceed $7.4 million award received by the company. The award received by the company is in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. This funding award is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The Company has budgeted approximately $300,000 for new equipment and plant improvements in fiscal year 2024, not reimbursable under the funding award received. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts.

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

As of September 30, 2023 the Company can repurchase up to $783,460 of its common stock pursuant to an existing authorization by the Board of Directors. During the quarter ended September 30, 2023 no shares were repurchased.

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

Date: November 13, 2023