Form 10-Q
period 2023-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2024-02-12
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

At February 9, 2024, there were 2,710,933 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2023 (Unaudited) and June 30, 2023

	December 31, 2023	June 30, 2023
ASSETS
Cash and cash equivalents	$3,602,933	$2,748,755
Investment securities	13,871,894	11,964,673
Trade accounts receivable, less allowance for credit losses of $3,000	5,961,267	5,755,282
Income tax receivable	—	35,666

Inventories:
Raw materials	1,870,911	1,889,702
Work-in-process	938,065	681,300
Costs related to contracts in process	15,053,283	17,318,579
Total inventories	17,862,259	19,889,581

Deferred tax assets	75,021	—
Prepaid expenses and other current assets	3,897,388	4,282,477
Total current assets	45,270,762	44,676,434

Property, plant and equipment, net	5,092,471	2,825,089
Total assets	$50,363,233	$47,501,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,104,386	$1,212,375
Accrued expenses:
Salaries and wages	508,218	890,748
Vacation	521,543	685,188
ESOP payable	113,271	—
Other	984,103	547,747
Payroll and other taxes withheld	54,256	66,042
Contract liabilities	7,624,002	8,081,838
Income taxes payable	229,625	—
Total current liabilities	12,139,404	11,483,938

Deferred tax liabilities	—	137,827
Total liabilities	12,139,404	11,621,765

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of December 31, 2023 and June 30, 2023. Outstanding 2,706,633 and 2,702,633 shares as of December 31, 2023 and June 30, 2023, respectively (includes 222,565 and 233,645 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	23,448,890	23,283,245
Accumulated other comprehensive gain (loss)	2,988	(2,429)
Retained earnings	24,015,739	21,867,720
	48,510,908	46,191,827

Less: Unearned ESOP shares	(4,273,378)	(4,273,378)
Cost of 423,241 and 427,241 shares of common stock in treasury as of December 31, 2023 and June 30, 2023, respectively	(6,013,701)	(6,038,691)
Total stockholders’ equity	38,223,829	35,879,758

Total liabilities and stockholders' equity	$50,363,233	$47,501,523

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended December 31, 2023 and 2022

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Net sales	$10,302,541	$8,804,109	$18,870,755	$17,439,904
Cost of sales	7,159,966	6,543,387	13,482,803	13,367,040
Gross profit	3,142,575	2,260,722	5,387,952	4,072,864

Selling, general and administrative expenses	1,049,690	874,931	2,073,371	1,713,961
Operating income	2,092,885	1,385,791	3,314,581	2,358,903

Other income
Interest income	161,513	64,625	308,943	73,432
Other	5,251	8,917	19,394	12,684
Total other income	166,764	73,542	328,337	86,116

Income before provision for income taxes	2,259,649	1,459,333	3,642,918	2,445,019

Provision for income taxes	464,279	313,291	753,004	530,711

Net income	$1,795,370	$1,146,042	$2,889,914	$1,914,308

Other comprehensive income, net of tax:
Unrealized gain on investment securities	3,622	2,678	5,417	915

Total comprehensive income	$1,798,992	$1,148,720	$2,895,331	$1,915,223

Net income per share:
Basic	$0.73	$0.47	$1.17	$0.78
Diluted	$0.72	$0.47	$1.16	$0.78

Weighted average number of shares outstanding:
Basic	2,478,588	2,452,064	2,474,340	2,449,233
Diluted	2,499,210	2,452,064	2,492,499	2,449,791

Dividends per share:	$0.15	$0.00	$0.30	$0.00

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended December 31, 2023

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of September 30, 2023	2,706,633	$1,043,291	$23,373,388	$(634)	$22,591,316	423,241	$(6,013,701)	$(4,273,378)	$36,720,282

Comprehensive income:

Net income					1,795,370				1,795,370

Other comprehensive income, net of tax of $761				3,622					3,622

Total comprehensive income									1,798,992

Stock-based compensation			75,502						75,502

Dividends paid on common stock $0.15 per share					(370,947)				(370,947)

Balance as of December 31, 2023	2,706,633	$1,043,291	$23,448,890	$2,988	$24,015,739	423,241	$(6,013,701)	$(4,273,378)	$38,223,829

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Six Months Ended December 31, 2023

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2023	2,702,633	$1,043,291	$23,283,245	$(2,429)	$21,867,720	427,241	$(6,038,691)	$(4,273,378)	$35,879,758

Comprehensive income:

Net income					2,889,914				2,889,914

Other comprehensive income, net of tax of $1,138				5,417					5,417

Total comprehensive income									2,895,331

Stock options exercised	4,000		34,490			(4,000)	24,990		59,480

Stock-based compensation			131,155						131,155

Dividends paid on common stock $0.30 per share					(741,895)				(741,895)

Balance as of December 31, 2023	2,706,633	$1,043,291	$23,448,890	$2,988	$24,015,739	423,241	$(6,013,701)	$(4,273,378)	$38,223,829

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

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net income	$2,889,914	$1,914,308

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	131,155	103,177
Depreciation	233,526	242,357
ESOP compensation expense	183,364	155,477
Deferred income tax benefit	(212,848)	(7,889)
Gain on disposal of property, plant and equipment	(150)	(2,500)
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable	(205,985)	1,123,730
Decrease in income taxes receivable	35,666	—
Decrease (increase) in inventories	2,027,322	(210,057)
Decrease (increase) in prepaid expenses and other current assets	385,089	(1,168,686)
Increase in accounts payable	892,011	826,214
Decrease in accrued salaries and wages	(382,530)	(226,885)
(Decrease) increase in vacation accrual	(163,645)	20,585
Decrease in ESOP payable	(70,093)	—
Increase (decrease) in other accrued expenses	436,356	(217,945)
(Decrease) increase in payroll and other taxes withheld	(11,786)	2,123
(Decrease) increase in contract liabilities	(457,836)	1,901,599
Increase in income taxes payable	229,625	227,842
Net cash provided by operating activities	5,939,155	4,683,450

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3,469,630)	(103,885)
Proceeds from grant award	968,722	—
Proceeds from sale of property, plant and equipment	150	2,500
Purchase of investment securities	(13,410,242)	(8,515,017)
Proceeds from sale/maturity of investment securities	11,508,438	2,157,334
Net cash used in investing activities	(4,402,562)	(6,459,068)

Cash Flows from Financing Activities:
Dividends on common stock	(741,895)	—
Proceeds from exercise of stock options	59,480	—
Net cash used in financing activities	(682,415)	—

Increase (decrease) in cash and cash equivalents	854,178	(1,775,618)
Cash and cash equivalents, beginning of period	2,748,755	8,104,060
Cash and cash equivalents, end of period	$3,602,933	$6,328,442

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$702,000	$311,000

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2023 and June 30, 2023 because of the immediate or short-term maturity of these financial instruments.

Investment securities at December 31, 2023 and June 30, 2023 consisted of certificates of deposit, municipal bonds and U.S. treasury bills. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by major security type at December 31, 2023 and June 30, 2023 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2023
Certificates of deposit	$13,330,000	$—	$—	$13,330,000
Municipal bonds	$290,745	$5,838	$(1,830)	$294,753
U.S. Treasury Bills	$243,963	$3,178	$—	$247,141
Total investment securities	$13,864,708	$9,016	$(1,830)	$13,871,894

June 30, 2023
Certificates of deposit	$11,280,000	$—	$—	$11,280,000
Municipal bonds	$260,475	$165	$(7,843)	$252,797
U.S. Treasury Bills	$430,952	$1,225	$(301)	$431,876
Total investment securities	$11,971,427	$1,390	$(8,144)	$11,964,673

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At December 31, 2023, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of December 31, 2023 and June 30, 2023, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
December 31, 2023
Available-for-sale	$13,530,070	$341,824	$13,871,894

June 30, 2023
Available-for-sale	$11,711,876	$252,797	$11,964,673

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net income per share excluded options to purchase 149,531 shares of our common stock for the three and six months ended December 31, 2023 and 300,923 shares for the three and six months ended December 31, 2022, as the effect of including them would be anti-dilutive. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended December 31, 2023 and 2022 was $75,502 and $41,918, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the three-month periods ended December 31, 2023 and 2022, was $10,290 and $3,877, respectively. The deferred tax benefit related to the NQSOs as of December 31, 2023 and 2022 was approximately $2,161 and $814, respectively. Total stock-based compensation expense recognized in the statements of comprehensive income for the six-month periods ended December 31, 2023 and 2022, was $131,155 and $103,177, respectively, before income taxes. The amount of this stock-based compensation expense related to NQSOs for the six-month periods ended December 31, 2023 and 2022, was $18,545 and $13,481, respectively. The deferred tax benefit related to the NQSOs as of December 31, 2023 and 2022 was approximately $3,894 and $2,831, respectively. The remaining stock option expense in each year related to incentive stock options (“ISOs”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of December 31, 2023, there was approximately $345,197 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years, of which $303,720 relates to ISOs and $41,477 relates to NQSOs. The total deferred tax benefit related to these awards is expected to be $8,710.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. The plan allows for options which are issued, and are subsequently cancelled, to be re-granted at a later date. As of December 31, 2023, options covering 313,431 shares are outstanding under the 2017 Plan. As of December 31, 2023, options covering 82,569 shares remain available for grant after factoring in the exercised options and the cancelled options, which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of December 31, 2023, 34,600 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the six months ended December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022

Dividend yield	3.63%	—
Company’s expected volatility	31.20%	27.10%
Risk-free interest rate	4.39%	2.66%
Expected term	5.3 yrs	5.4 yrs
Weighted average fair value per share of options granted during the period	$4.03	$4.11

The Company declared and paid regular cash dividends of $0.30 per share for the six months ended December 31, 2023 and paid no cash dividends for the six months ended December 31, 2022. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2023:

	Employee Stock Option Plans
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2023	296,331	$19.15	6.49
Granted	78,400	$16.54	9.70
Exercised	(4,000)	$14.87	—
Forfeited or expired	(22,700)	$24.24	—
Outstanding at December 31, 2023	348,031	$18.28	7.04	$756,380
Vested or expected to vest at December 31, 2023	322,514	$18.53	6.87	$653,520
Exercisable at December 31, 2023	201,231	$20.54	5.49	$238,620

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on December 31, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2023. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the six months ended December 31, 2023 and 2022 was $9,482 and $0, respectively.

The following table summarizes changes in non-vested stock options during the six months ended December 31, 2023:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2023	132,600	$3.98
Granted	78,400	$4.03
Vested	(58,700)	$3.72
Forfeited or expired	(5,500)	$4.04
Non-vested at December 31, 2023	146,800	$4.11

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2023 and June 30, 2023. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. There are no such pending matters which we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Company was awarded $7.4 million in funding during the second quarter of fiscal year 2023 in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The work will be conducted on the Company’s property in Saratoga Springs, NY, with completion slated for the end of calendar year 2024. The Company expects to be paid within 30 days after the submission of three milestone invoices, but will not be paid for expenses incurred in excess of the specified milestone payment limits. The Company will record the receipt of milestone payments received as a reduction from the cost of the assets. The Company will have an initial cash outlay to satisfy income tax obligations arising from the value of the milestone payments received. The cash outlay arising from federal income tax obligations is expected to be recaptured in future periods. Until recaptured, estimated tax obligations associated with the receipt of milestone payments are recorded on the balance sheet and included in deferred tax assets. Included in property, plant, and equipment at December 31, 2023 was $2,631,592, net of milestone award reimbursements totaling $968,722, for facility and capital upgrades under the funding award compared to $308,001 included in property, plant, and equipment at June 30, 2023. Included in accounts payable at December 31, 2023 was approximately $700,013 for facility and capital upgrades eligible to be reimbursed under the funding award compared to $9,095 included in accounts payable at June 30, 2023. As of January 31, 2024, the second milestone totaling approximately $3.3 million was achieved and submitted for reimbursement. Reimbursement is expected within 30 days from date of submittal.

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

Total revenue recognized for the three and six months ended December 31, 2023 based on units delivered was $8,237,156 and $14,642,694, respectively, compared to $6,757,440 and $13,717,229 for the same period in fiscal year 2023. Total revenue recognized for the three and six months ended December 31, 2023 based on milestones achieved was $2,065,385 and $4,228,061, respectively, compared to $2,046,669 and $3,722,675 for the same period in fiscal year 2023.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of December 31, 2023. Our payment terms are generally 30-60 days.

Contract liabilities were $7,624,002 and $8,081,838 as of December 31, 2023 and June 30, 2023, respectively. The decrease in contract liabilities is primarily due to revenue recognized, offset in part by, the advance collection of cash on specific contracts. Revenue recognized, that was in contract liabilities in the beginning of the fiscal year, was $727,305 for the six months ended December 31, 2023. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at December 31, 2023 totaling approximately $84.8 million is projected, based on expected due dates, to be recognized in the following fiscal years: 24% in 2024; 49% in 2025; 21% in 2026, and 6% thereafter.

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

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $94,175 and $76,549 for the three-month periods ended December 31, 2023 and 2022, respectively. ESOP compensation expense was $183,364 and $155,477 for the six-month periods ended December 31, 2023 and 2022, respectively.

The ESOP shares as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Allocated shares	440,801	465,248
Committed-to-be-released shares	11,080	11,244
Unreleased shares	222,565	245,049
Total shares held by the ESOP	674,446	721,541
Fair value of unreleased shares	$4,161,966	$3,479,696

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three and six months ended December 31, 2023 and 2022, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan. Share distributions from the ESOP during the six months ended December 31, 2023 and 2022 totaled 44,157 and 30,843 shares, respectively.

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

The total backlog at December 31, 2023 was approximately $84.8 million, which included $57.4 million from five significant customers, compared to $78.3 million at December 31, 2022, which included $64.2 million from six significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The backlog at December 31, 2023 is fully funded except for $5.4 million, representing one firm follow-on multi-year order from a single customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in the unfunded backlog only those programs that it believes are likely to receive funding based on program status and discussions with customers. The unfunded backlog at December 31, 2022 was approximately $32 thousand and represented one firm multi-year order from a single customer for which funding had not yet been appropriated by Congress and/or the customer had funded the program. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

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

New orders received in the first six months of fiscal year 2024 were approximately $20.1 million as compared to approximately $19 million new orders received in the first six months of fiscal year 2023. It is presently anticipated that a minimum of $20.6 million of orders comprising the December 31, 2023 backlog will be filled during the fiscal year ending June 30, 2024 subject, however, to the impact of the factors identified above. The minimum of $20.6 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2024.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $78 million in the aggregate as of February 5, 2024 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to five significant customers represented approximately 86% of the Company’s total sales for the three-month period ended December 31, 2023. Net sales to four significant customers represented 69% of the Company’s total sales for the three-month period ended December 31, 2022. Net sales to five significant customers represented 82% of the Company’s total sales for the six-month period ended December 31, 2023. Net sales to five significant customers represented 83% of the Company’s total sales for the six-month period ended December 31, 2022. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Results of Operations

Net sales for the three months ended December 31, 2023 and 2022 were $10,302,541 and $8,804,109, respectively, a 17.0% increase. Net sales for the six months ended December 31, 2023 and 2022 were $18,870,755 and $17,439,904, respectively, an 8.2% increase. In general, sales fluctuations may occur during comparable fiscal periods as the direct result of product mix, directly influenced by the specific contractual terms of those firm orders placed including contract value, scope of work, and contract delivery schedules.

For the three months ended December 31, 2023, the increase in sales when compared to the same period last year is primarily due to (i) increased shipments on a large multi-year magnetics contract for transformers, (ii) sales related to a new engineering design contract in which there were no sales in the prior comparable period, (iii) the shipment of a one-time build to print unit of which there were no sales in the prior year, and (iv) increased shipments on a contract for power supplies used in radar applications. These increases were offset, in part, by a decrease in sales on (i) several build to print contracts which had significantly fewer or no sales in the current reporting period as compared to the same period last year, and (ii) contracts related to a family of power distribution transformers for a single customer primarily due to specified contractual delivery dates.

For the six months ended December 31, 2023 the increase in sales when compared to the same period last year resulted primarily from (i) sales on a large follow-on order for power distribution panels, (ii) increased shipments on a large multi-year magnetics contract for transformers, (iii) sales on a new engineering development contract in which there were no comparable sales in the prior period, and (iv) the shipment of a one-time build to print unit of which there were no sales in the prior year. These increases were offset, in part, by a decrease in sales on (i) contracts related to a family of power distribution transformers for a single customer due to specified contractual delivery dates, (ii) several build to print contracts which had significantly fewer or no sales in the current reporting period as compared to the same period last year, and (iii) the absence of sales in the current period on a large engineering design and production contract which had sales associated with engineering design deliverables in the prior year.

Gross profits for the three months ended December 31, 2023 and 2022 were $3,142,575 and $2,260,722, respectively. Gross profit as a percentage of sales was approximately 30.5% and 25.7%, for the same periods, respectively. Gross profits for the six months ended December 31, 2023 and 2022 were $5,387,952 and $4,072,864, respectively. Gross profit as a percentage of sales was approximately 28.6% and 23.4% for the same periods, respectively.

The increase in gross profit for the three months ended December 31, 2023 when compared to the same period last year resulted primarily from (i) an overall increase in sales, (ii) strong profit on the production and delivery of a unit associated with a one-time build to print contract, which required less labor than originally anticipated to complete the build, and (iii) the recognition of profit realized on a portion of funding we received from a customer during the quarter related to an economic price adjustment as reimbursement for significant unanticipated material costs previously incurred. As to the latter item, the price adjustment approximated $1.6 million, with the majority of the funding to be recognized in gross profit in future reporting periods as program shipments are delivered to the customer.

The increase in gross profit for the six months ended December 31, 2023 when compared to the same period last year resulted primarily from (i) an overall increase in sales, (ii) the recognition of profit realized on a portion of funding we received from our customer during the current quarter related to an economic price adjustment as reimbursement for significant unanticipated material costs we previously incurred, discussed above, (iii) higher sales on a large follow-on order for power distribution panels which had minimal sales in the prior year and due to the incurred costs in the prior year negatively impacted gross profit, as these costs were associated with the original engineering and design efforts, and (iv) specific to the prior period, gross profit was negatively impacted by significant unanticipated costs incurred on a certain fixed-priced engineering design contract for a power supply due to unforeseen complexity of the design and the unavailability of mil-spec rated parts in the marketplace resulting from part obsolescence or exceptionally long lead times.

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

Selling, general and administrative expenses were $1,049,690 for the three months ended December 31, 2023, an increase of $174,759, compared to the three months ended December 31, 2022. Selling, general and administrative expenses were $2,073,371 for the six months ended December 31, 2023, an increase of $359,410 compared to the six months ended December 31, 2022. The increase in spending for the three and six months ended December 31, 2023 as compared to the same period in 2022 relates mainly to the increase in employee compensation costs which includes a new business development employee. In addition, and to a lesser extent, expenses increased related to travel expenses, conference and training expenses, recruiting expenses, and freight costs incurred on outgoing shipments. These increases were offset, in part, by a decrease in utility and outside selling costs related to non-employee sales representatives.

Other income for the three months ended December 31, 2023 and 2022 was $166,764 and $73,542, respectively. Other income for the six months ended December 31, 2023 and 2022 was $328,337 and $86,116, respectively. The increase for the three and six months ended is primarily due to the increase in interest income resulting from an increase in investment securities and an increase in interest rates. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate for the three and six months ended December 31, 2023 was approximately 20.5% and 20.7% respectively, compared to 21.5% and 21.7% for the three and six months ended December 31, 2022. The effective tax rate in fiscal 2024 is less than the statutory tax rate mainly due to the benefit received from ESOP dividends paid on allocated shares as well as the benefit from foreign derived intangible income, offset in part, by the permanent difference for incentive stock option expense recorded for book purposes which is not deductible for tax purposes. The effective tax rate in fiscal 2023 was greater than the statutory tax rate mainly due to the permanent difference for incentive stock option expense recorded for book purposes which is not deductible for tax purposes, in addition to the fact there was no benefit received from ESOP dividends paid on allocated shares due to the suspension of the company dividend in place through February 2023. The effective tax rate in the three and six month periods ended December 31, 2023 was lower than the prior year primarily from the benefit derived from ESOP dividends paid on allocated shares in the current period when compared to same period in the prior year.

Net income for the three months ended December 31, 2023, was $1,795,370 or $0.73 and $0.72 per share, basic and diluted, compared to net income of $1,146,042 or $0.47 per share, basic and diluted, for the three months ended December 31, 2022. Net income for the six months ended December 31, 2023 was $2,889,914 or $1.17 and $1.16 per share, basic and diluted, compared to $1,914,308 or $0.78 per share, basic and diluted, for the six months ended December 31, 2022. The increase in net income in the three and six months ended December 31, 2023 resulted primarily from the increase in gross profit and an increase in interest income, offset in part, by an increase in selling, general and administrative expenses and an increase in the provision for income taxes, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2023 and 2022. The existing line of credit expires February 28, 2024. It is our expectation that the line will be renewed.

The Company's working capital as of December 31, 2023 and 2022 was approximately $33.1 million and $31.6 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at fair market value. During the three and six months ended December 31, 2023 and 2022, the Company did not repurchase any shares held by the ESOP. Under an existing authorization from the Company's Board of Directors, as of December 31, 2023, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Six Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$5,939,155	$4,683,450
Net cash used in investing activities	(4,402,562)	(6,459,068)
Net cash used in financing activities	(682,415)	—

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to an increase in net income, a decrease in inventories, and a decrease in prepaid expenses and other current assets, offset in part, by a decrease in contract liabilities, and an increase in trade accounts receivable. Net cash used in investing activities increased in the six months ended December 31, 2023 as compared to the same period in 2022 due to an increase in investment securities when compared to the same period last year, in addition to additions to property, plant and equipment, partially offset by proceeds received from the grant award. Cash used in financing activities for the six months ended December 31, 2023 relates primarily to dividend payments on common stock. The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2023 and 2022, the Company expended $3,469,630 and $103,885, respectively, for plant improvements and new equipment, of which $3,292,313 and $10,576, respectively, was eligible for reimbursement under a not to exceed $7.4 million award received by the company. The award received by the Company is in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. This funding award is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The Company has budgeted approximately $300,000 for new equipment and plant improvements in fiscal year 2024, not reimbursable under the funding award received. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts.

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

As of December 31, 2023 the Company can repurchase up to $783,460 of its common stock pursuant to an existing authorization by the Board of Directors. During the quarter ended December 31, 2023 no shares were repurchased.

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

Date: February 12, 2024