Form 10-Q
period 2024-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2024-05-13
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

At May 10, 2024, there were 2,732,762 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2024 (Unaudited) and June 30, 2023

	March 31, 2024	June 30, 2023
ASSETS
Cash and cash equivalents	$5,556,264	$2,748,755
Investment securities	15,568,474	11,964,673
Trade accounts receivable, less allowance for credit losses of $3,000	5,315,420	5,755,282
Income tax receivable	—	35,666

Inventories:
Raw materials	1,883,826	1,889,702
Work-in-process	1,447,191	681,300
Costs related to contracts in process	16,280,327	17,318,579
Total inventories	19,611,344	19,889,581

Deferred tax assets	778,179	—
Prepaid expenses and other current assets	3,554,408	4,282,477
Total current assets	50,384,089	44,676,434

Property, plant and equipment, net	2,753,799	2,825,089
Total assets	$53,137,888	$47,501,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,835,630	$1,212,375
Accrued expenses:
Salaries and wages	712,744	890,748
Vacation	565,707	685,188
ESOP payable	200,682	—
Other	985,358	547,747
Payroll and other taxes withheld	70,591	66,042
Contract liabilities	7,706,009	8,081,838
Income taxes payable	719,217	—
Total current liabilities	13,795,938	11,483,938

Deferred tax liabilities	—	137,827
Total liabilities	13,795,938	11,621,765

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of March 31, 2024 and June 30, 2023. Outstanding 2,732,758 and 2,702,633 shares as of March 31, 2024 and June 30, 2023, respectively (includes 217,026 and 233,645 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	23,805,827	23,283,245
Accumulated other comprehensive gain (loss)	5,139	(2,429)
Retained earnings	24,611,556	21,867,720
	49,465,813	46,191,827

Less: Unearned ESOP shares	(4,273,378)	(4,273,378)
Cost of 397,116 and 427,241 shares of common stock in treasury as of March 31, 2024 and June 30, 2023, respectively	(5,850,485)	(6,038,691)
Total stockholders’ equity	39,341,950	35,879,758

Total liabilities and stockholders' equity	$53,137,888	$47,501,523

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended March 31, 2024 and 2023

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Net sales	$8,254,653	$9,809,616	$27,125,408	$27,249,520
Cost of sales	6,190,462	7,836,187	19,673,265	21,203,227
Gross profit	2,064,191	1,973,429	7,452,143	6,046,293

Selling, general and administrative expenses	971,220	1,014,739	3,044,591	2,728,700
Operating income	1,092,971	958,690	4,407,552	3,317,593

Other income
Interest income	181,940	133,145	490,883	206,577
Other	2,881	12,665	22,275	25,349
Total other income	184,821	145,810	513,158	231,926

Income before provision for income taxes	1,277,792	1,104,500	4,920,710	3,549,519

Provision for income taxes	245,862	237,212	998,866	767,923

Net income	$1,031,930	$867,288	$3,921,844	$2,781,596

Other comprehensive income, net of tax:
Unrealized gain on investment securities	2,151	640	7,568	1,555

Total comprehensive income	$1,034,081	$867,928	$3,929,412	$2,783,151

Net income per share:
Basic	$0.41	$0.35	$1.58	$1.13
Diluted	$0.40	$0.35	$1.56	$1.13

Weighted average number of shares outstanding:
Basic	2,491,906	2,457,727	2,480,153	2,452,023
Diluted	2,571,921	2,484,218	2,519,708	2,461,099

Dividends per share:	$0.175	$0.10	$0.475	$0.10

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended March 31, 2024

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of December 31, 2023	2,706,633	$1,043,291	$23,448,890	$2,988	$24,015,739	423,241	$(6,013,701)	$(4,273,378)	$38,223,829

Comprehensive income:

Net income					1,031,930				1,031,930

Other comprehensive income, net of tax of $452				2,151					2,151

Total comprehensive income									1,034,081

Stock options exercised	26,125		281,517			(26,125)	163,216		444,733

Stock-based compensation			75,420						75,420

Dividends paid on common stock $0.175 per share					(436,113)				(436,113)

Balance as of March 31, 2024	2,732,758	$1,043,291	$23,805,827	$5,139	$24,611,556	397,116	$(5,850,485)	$(4,273,378)	$39,341,950

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Nine Months Ended March 31, 2024

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2023	2,702,633	$1,043,291	$23,283,245	$(2,429)	$21,867,720	427,241	$(6,038,691)	$(4,273,378)	$35,879,758

Comprehensive income:

Net income					3,921,844				3,921,844

Other comprehensive income, net of tax of $1,589				7,568					7,568

Total comprehensive income									3,929,412

Stock options exercised	30,125		316,007			(30,125)	188,206		504,213

Stock-based compensation			206,575						206,575

Dividends paid on common stock $0.475 per share					(1,178,008)				(1,178,008)

Balance as of March 31, 2024	2,732,758	$1,043,291	$23,805,827	$5,139	$24,611,556	397,116	$(5,850,485)	$(4,273,378)	$39,341,950

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

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2024 and 2023

	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net income	$3,921,844	$2,781,596

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	206,575	164,752
Depreciation	343,825	363,945
ESOP compensation expense	311,664	256,032
Deferred income tax benefit	(916,006)	(31,185)
Loss (Gain) on disposal of property, plant and equipment	590	(2,500)
Changes in assets and liabilities:
Decrease in trade accounts receivable	439,862	1,402,789
Decrease in income taxes receivable	35,666	—
Decrease (increase) in inventories	278,237	(128,088)
Decrease (increase) in prepaid expenses and other current assets	728,069	(1,482,949)
Increase in accounts payable	1,623,255	819,675
Decrease in accrued salaries and wages	(178,004)	(85,007)
(Decrease) increase in vacation accrual	(119,481)	85,508
Decrease in ESOP payable	(110,982)	(25,629)
Increase (decrease) in other accrued expenses	437,611	(476,192)
Increase in payroll and other taxes withheld	4,549	1,956
(Decrease) increase in contract liabilities	(375,829)	3,181,714
Increase in income taxes payable	719,217	238,020
Net cash provided by operating activities	7,350,662	7,064,437

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(4,501,997)	(178,513)
Proceeds from grant award	4,228,722	—
Proceeds from sale of property, plant and equipment	150	2,500
Purchase of investment securities	(18,442,671)	(14,335,777)
Proceeds from sale/maturity of investment securities	14,846,438	4,166,774
Net cash used in investing activities	(3,869,358)	(10,345,016)

Cash Flows from Financing Activities:
Dividends on common stock	(1,178,008)	(244,635)
Proceeds from exercise of stock options	504,213	—
Net cash used in financing activities	(673,795)	(244,635)

Increase (decrease) in cash and cash equivalents	2,807,509	(3,525,214)
Cash and cash equivalents, beginning of period	2,748,755	8,104,060
Cash and cash equivalents, end of period	$5,556,264	$4,578,846

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$1,162,000	$561,500

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Specific to inventories, including work-in-process and contracts in process, management evaluates, quarterly, those estimates used in determining the cost to complete for each contract on Espey Mfg. & Electronics Corp.’s (the “Company”) sales backlog. The change in estimates may affect the reported amount of inventories and gross profit in the current or a future period and could result in the Company recording a loss contingency when a loss is determined to be probable and reasonably estimated. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2023. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of March 31, 2024 and June 30, 2023 because of the immediate or short-term maturity of these financial instruments.

Investment securities at March 31, 2024 and June 30, 2023 consisted of certificates of deposit, municipal bonds and U.S. treasury bills. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by major security type at March 31, 2024 and June 30, 2023 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2024
Certificates of deposit	$14,351,000	$—	$—	$14,351,000
Municipal bonds	$485,334	$3,555	$(3,145)	$485,744
U.S. Treasury Bills	$725,635	$6,225	$(130)	$731,730
Total investment securities	$15,561,969	$9,780	$(3,275)	$15,568,474

June 30, 2023
Certificates of deposit	$11,280,000	$—	$—	$11,280,000
Municipal bonds	$260,475	$165	$(7,843)	$252,797
U.S. Treasury Bills	$430,952	$1,225	$(301)	$431,876
Total investment securities	$11,971,427	$1,390	$(8,144)	$11,964,673

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At March 31, 2024, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of March 31, 2024 and June 30, 2023, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
March 31, 2024
Available-for-sale	$15,037,831	$530,643	$15,568,474

June 30, 2023
Available-for-sale	$11,711,876	$252,797	$11,964,673

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net income per share excluded options to purchase 60,766 shares of our common stock for the three and nine months ended March 31, 2024 and 164,231 shares for the three and nine months ended March 31, 2023, as the effect of including them would be anti-dilutive. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended March 31, 2024 and 2023 was $75,420 and $61,575, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the three-month periods ended March 31, 2024 and 2023, was $8,179 and $8,580, respectively. The deferred tax benefit related to the NQSOs as of March 31, 2024 and 2023 was approximately $1,718 and $1,802, respectively. Total stock-based compensation expense recognized in the statements of comprehensive income for the nine-month periods ended March 31, 2024 and 2023, was $206,575 and $164,752, respectively, before income taxes. The amount of this stock-based compensation expense related to NQSOs for the nine-month periods ended March 31, 2024 and 2023, was $26,724 and $22,061, respectively. The deferred tax benefit related to the NQSOs as of March 31, 2024 and 2023 was approximately $5,612 and $4,633, respectively. The remaining stock option expense in each year related to incentive stock options (“ISOs”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of March 31, 2024, there was approximately $265,537 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.5 years, of which $234,549 relates to ISOs and $30,989 relates to NQSOs. The total deferred tax benefit related to these awards is expected to be $6,508.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. The plan allows for options which are issued, and are subsequently cancelled, to be re-granted at a later date. As of March 31, 2024, options covering 287,056 shares are outstanding under the 2017 Plan. As of March 31, 2024, options covering 82,819 shares remain available for grant after factoring in the exercised options and the cancelled options, which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of March 31, 2024, 34,600 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the nine months ended March 31, 2024 and 2023.

	March 31, 2024	March 31, 2023
Dividend yield	3.63%	—
Company’s expected volatility	31.20%	27.16%
Risk-free interest rate	4.39%	2.69%
Expected term	5.3 yrs	5.4 yrs
Weighted average fair value per share of options granted during the period	$4.03	$4.16

The Company declared and paid regular cash dividends of $0.475 per share for the nine months ended March 31, 2024 and paid $0.10 cash dividends for the nine months ended March 31, 2023. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the nine months ended March 31, 2024:

	Employee Stock Option Plans
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2023	296,331	$19.15	6.49
Granted	78,400	$16.54	9.45
Exercised	(30,125)	$16.74	—
Forfeited or expired	(22,950)	$24.27	—
Outstanding at March 31, 2024	321,656	$18.38	6.81	$2,294,307
Vested or expected to vest at March 31, 2024	310,344	$18.46	6.72	$2,175,175
Exercisable at March 31, 2024	174,856	$21.05	5.04	$817,097

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on March 31, 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2024. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the nine months ended March 31, 2024 and 2023 was $186,186 and $0, respectively.

The following table summarizes changes in non-vested stock options during the nine months ended March 31, 2024:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2023	132,600	$3.98
Granted	78,400	$4.03
Vested	(58,700)	$3.72
Forfeited or expired	(5,500)	$4.04
Non-vested at March 31, 2024	146,800	$4.11

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2024 and June 30, 2023. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. There are no such pending matters which we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Company was awarded $7.4 million in funding during the second quarter of fiscal year 2023 in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The work will be conducted on the Company’s property in Saratoga Springs, NY, with completion slated for the end of calendar year 2024. The Company expects to be paid within 30 days after the submission of three milestone invoices, but will not be paid for expenses incurred in excess of the specified milestone payment limits. The Company will record the receipt of milestone payments received as a reduction from the cost of the assets. The Company will have an initial cash outlay to satisfy income tax obligations arising from the value of the milestone payments received. The cash outlay arising from federal income tax obligations is expected to be recaptured in future periods. Until recaptured, estimated tax obligations associated with the receipt of milestone payments are recorded on the balance sheet and included in deferred tax assets. As of March 31, 2024, net deferred tax asset includes a deferred tax asset of $888,032 associated with milestone reimbursements received totaling $4,228,722. Included in property, plant, and equipment at March 31, 2024 includes $373,911 not yet reimbursed, for facility and capital upgrades under the funding award, compared to $308,001 in spending not yet reimbursed included in property, plant, and equipment at June 30, 2023. Included in accounts payable at March 31, 2024 was approximately $359,521 for facility and capital upgrades eligible to be reimbursed under the funding award compared to $9,095 included in accounts payable at June 30, 2023.

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

Total revenue recognized for the three and nine months ended March 31, 2024 based on units delivered was $7,546,422 and $22,189,116, respectively, compared to $6,957,142 and $20,674,371 for the same period in fiscal year 2023. Total revenue recognized for the three and nine months ended March 31, 2024 based on milestones achieved was $708,231 and $4,936,292, respectively, compared to $2,852,474 and $6,575,149 for the same period in fiscal year 2023.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation.  The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of March 31, 2024.  Our payment terms are generally 30-60 days.

Contract liabilities were $7,706,009 and $8,081,838 as of March 31, 2024 and June 30, 2023, respectively. The decrease in contract liabilities is primarily due to revenue recognized, offset in part by, the advance collection of cash on specific contracts. Revenue recognized, that was in contract liabilities in the beginning of the fiscal year, was $907,772 for the nine months ended March 31, 2024. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at March 31, 2024 totaling $84.2 million is currently estimated to be recognized in the following fiscal years: 12.9% in 2024; 48.7% in 2025; 33.3% in 2026, and 5.1% thereafter. The timing of supplier deliveries of material, production schedules, the completion of engineering deliverables, among other factors, could cause these estimates to change.

Note 7. Recently Issued Accounting Standards

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company would be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective for the annual period beginning July 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will evaluate the impact of ASU 2023-09 on its financial statements.

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

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $128,300 and $100,555 for the three-month periods ended March 31, 2024 and 2023, respectively. ESOP compensation expense was $311,664 and $256,032 for the nine-month periods ended March 31, 2024 and 2023, respectively.

The ESOP shares as of March 31, 2024 and 2023 were as follows:

	March 31, 2024	March 31, 2023
Allocated shares	428,974	462,311
Committed-to-be-released shares	16,619	16,866
Unreleased shares	217,026	239,427
Total shares held by the ESOP	662,619	718,604
Fair value of unreleased shares	$5,479,907	$4,848,397

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three and nine months ended March 31, 2024 and 2023, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan. Share distributions from the ESOP during the nine months ended March 31, 2024 and 2023 totaled 55,985 and 33,780 shares, respectively.

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

The total backlog at March 31, 2024 was $84.2 million, which included approximately $54.5 million from five significant customers, compared to $82.1 million at March 31, 2023, which included approximately $66.3 million from six significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The backlog at March 31, 2024 is fully funded except for $3.3 million, representing one firm follow-on multi-year order from a single customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in the unfunded backlog only those programs that it believes are likely to receive funding based on program status and discussions with customers. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

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

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones. Cost overruns which may arise from technical and schedule delays and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $9.5 million.

While our previously reported expectation that new orders in fiscal 2024 would exceed new orders in fiscal 2023 remains attainable, prolonged negotiations with certain customers may cause some anticipated orders to be completed in the next fiscal year. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

New orders received in the first nine months of fiscal year 2024 were approximately $27.8 million as compared to $32.6 million new orders received in the first nine months of fiscal year 2023. It is presently anticipated that a minimum of $10.8 million of orders comprising the March 31, 2024 backlog will be filled during the fiscal year ending June 30, 2024 subject, however, to the impact of the factors identified above. The minimum of $10.8 million does not include any shipments, which may be made against orders subsequently received during the fiscal year ending June 30, 2024.

In addition to the backlog, the Company currently has outstanding opportunities representing approximately $84 million in the aggregate as of May 6, 2024 for both repeat and new programs. The outstanding quotations encompass various new and previously manufactured power supplies, transformers, and subassemblies. However, there can be no assurance that the Company will acquire any of the anticipated orders described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to four significant customers represented 79% of the Company’s total sales for the three-month period ended March 31, 2024. Net sales to two significant customers represented 60% of the Company’s total sales for the three-month period ended March 31, 2023. Net sales to four significant customers represented 74% of the Company’s total sales for the nine-month period ended March 31, 2024. Net sales to four significant customers represented 73% of the Company’s total sales for the nine-month period ended March 31, 2023. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Inventory

Raw materials are valued at the lower of cost (average cost) or net realizable value. Balances for slow-moving and obsolete inventory are reviewed on a regular basis by analyzing estimated demand, inventory on hand, sales levels, market conditions, and other information. Inventory balances are reduced based on this analysis.

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

Results of Operations

Net sales for the three months ended March 31, 2024 and 2023 were $8,254,653 and $9,809,616, respectively, a 15.9% decrease. Net sales for the nine months ended March 31, 2024 and 2023 were comparable and totaled $27,125,408 and $27,249,520, respectively, a 0.5% decrease. In general, sales fluctuations may occur during comparable fiscal periods as the direct result of product mix, directly influenced by the specific contractual terms of those firm orders placed including contract value, scope of work, and contract delivery schedules.

For the three months ended March 31, 2024, the decrease in sales when compared to the same period last year is primarily due to (i) shipments on several build to print contracts which had significantly fewer or no sales in the current reporting period as compared to the same period last year, and (ii) decreased shipments on product used on AESA radar programs when compared to similar product sales in the same period last year. These decreases were offset, in part, by an increase in sales on (i) shipments on a large multi-year magnetics contract for transformers, and (ii) shipments on a large follow-on order for power distribution panels.

For the nine months ended March 31, 2024 sales were flat when compared to the same period last year. Sales were higher primarily from (i) sales on a large follow-on order for power distribution panels, (ii) increased shipments on a large multi-year magnetics contract for transformers, (iii) sales on a new engineering development contract in which there were no comparable sales in the prior period, and (iv) the shipment of a one-time build to print unit of which there were no sales in the prior year. These increases were offset, in part, by a decrease in sales on (i) contracts related to a family of power distribution transformers for a single customer due to specified contractual delivery dates, (ii) several build to print contracts which had significantly fewer or no sales in the current reporting period as compared to the same period last year, and (iii) the absence of sales in the current period on a large engineering design and production contract which had sales associated with engineering design deliverables in the prior year.

Gross profits for the three months ended March 31, 2024 and 2023 were $2,064,191 and $1,973,429, respectively. Gross profit as a percentage of sales was approximately 25.0% and 20.1%, for the same periods, respectively. Gross profits for the nine months ended March 31, 2024 and 2023 were $7,452,143 and $6,046,293, respectively. Gross profit as a percentage of sales was approximately 27.5% and 22.2% for the same periods, respectively.

The increase in gross profit for the three months ended March 31, 2024 when compared to the same period last year resulted primarily from (i) product mix, (ii) improved margins on shipments related to a large transformer contract due to additional contract funding received in the second quarter of the current fiscal year, and (iii) specific to the prior period, gross profit was negatively impacted by significant unanticipated costs incurred on a certain fixed-priced engineering design contract for a power supply due to unforeseen complexity of the design and the unavailability of mil-spec rated parts in the marketplace resulting from part obsolescence or exceptionally long lead times. The improvement in the current quarter gross profit was offset, in part, by (i) costs incurred on an engineering development job, and (ii) costs related to a final unit of a build to print contract, likely to be cancelled prior to completion, due to manufacturing complexities, lead time of parts, and rising production costs.

The increase in gross profit for the nine months ended March 31, 2024 when compared to the same period last year resulted primarily from (i) product mix, (ii) improved margins on shipments related to a large transformer contract due to additional contract funding received in the second quarter of the current fiscal year, (iii) higher sales on a large follow-on order for power distribution panels which had minimal sales in the prior year and due to the incurred costs in the prior year negatively impacted gross profit, as these costs were associated with the original engineering and design efforts, and (iv) specific to the prior period, gross profit was negatively impacted by significant unanticipated costs incurred on a certain fixed-priced engineering design contract for a power supply due to unforeseen complexity of the design and the unavailability of mil-spec rated parts in the marketplace resulting from part obsolescence or exceptionally long lead times. The improvement in the current quarter gross profit was offset, in part, by (i) costs incurred on an engineering development job, and (ii) costs related to a final unit of a build to print contract, likely to be cancelled prior to completion, due to manufacturing complexities, lead time of parts, and rising production costs.

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

Selling, general and administrative expenses were $971,220 for the three months ended March 31, 2024, a decrease of $43,519, compared to the three months ended March 31, 2023. Selling, general and administrative expenses were $3,044,591 for the nine months ended March 31, 2024, an increase of $315,891 compared to the nine months ended March 31, 2023. The decrease in spending for the three months ended March 31, 2024 as compared to the same period in 2023 relates mainly to the decrease in outside selling costs related to non-employee sales representatives, a decrease in conference and training costs, offset in part, by an increase in employee compensation costs which includes a new business development employee. The increase in spending for the nine months ended March 31, 2024 compared to the same period in 2023 mainly relates to the increase in employee compensation costs which includes a new business development employee. In addition, and to a lesser extent, expenses increased related to travel expenses, recruiting expenses, and freight costs incurred on outgoing shipments. These increases were offset, in part, by a decrease in utility and outside selling costs related to non-employee sales representatives.

Other income for the three months ended March 31, 2024 and 2023 was $184,821 and $145,810, respectively. Other income for the nine months ended March 31, 2024 and 2023 was $513,158 and $231,926, respectively. The increase for the three and nine months ended is primarily due to the increase in interest income resulting from an increase in investment securities and an increase in interest rates. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate for the three and nine months ended March 31, 2024 was approximately 19.2% and 20.3% respectively, compared to 21.5% and 21.6% for the three and nine months ended March 31, 2023. The effective tax rate in fiscal 2024 is less than the statutory tax rate mainly due to the benefit received from ESOP dividends paid on allocated shares and benefit from foreign derived intangible income, offset in part by permanent differences related to incentive stock options. The effective tax rate in fiscal 2023 is greater than the statutory tax rate mainly due to the permanent difference for incentive stock option expense recorded for book purposes which is not deductible for tax purposes. During this year, there was no benefit received from ESOP dividends paid on allocated shares due to the suspension of the company dividend thru February 2023. The effective tax rate in the three and nine month periods ended March 31, 2024 was lower than the prior year primarily from the benefit derived from ESOP dividends paid on allocated shares, greater benefit derived from foreign derived intangible income and a benefit derived from the exercise of incentive stock options in the current period when compared to same period in the prior year.

Net income for the three months ended March 31, 2024, was $1,031,930 or $0.41 and $0.40 per share, basic and diluted, compared to net income of $867,288 or $0.35 per share, basic and diluted, for the three months ended March 31, 2023. Net income for the nine months ended March 31, 2024 was $3,921,844 or $1.58 and $1.56 per share, basic and diluted, compared to $2,781,596 or $1.13 per share, basic and diluted, for the nine months ended March 31, 2023. The increase in net income in the three months ended March 31, 2024 resulted primarily from the increase in gross profit and an increase in interest income, offset in part, by an increase in the provision for income taxes, all discussed above. The increase in net income in the nine months ended March 31, 2024 resulted primarily from the increase in gross profit and an increase in interest income, offset in part, by an increase in selling, general and administrative expenses and an increase in the provision for income taxes, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2024 and 2023. The existing line of credit was extended and expires February 28, 2025.

The Company's working capital as of March 31, 2024 and 2023 was approximately $36.6 million and $32.3 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at fair market value. During the three and nine months ended March 31, 2024 and 2023, the Company did not repurchase any shares held by the ESOP. Under an existing authorization from the Company's Board of Directors, as of March 31, 2024, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Nine Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$7,350,662	$7,064,437
Net cash used in investing activities	(3,869,358)	(10,345,016)
Net cash used in financing activities	(673,795)	(244,635)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to an increase in net income, a decrease in prepaid expenses and other current assets, an increase in accounts payable and other accrued expenses, offset in part, by a decrease in contract liabilities, and an increase in trade accounts receivable. Net cash used in investing activities increased in the nine months ended March 31, 2024 as compared to the same period in 2023 due to an increase in investment securities when compared to the same period last year, in addition to additions to property, plant and equipment, partially offset by proceeds received from the grant award. Cash used in financing activities for the nine months ended March 31, 2024 relates primarily to dividend payments on common stock, offset in part, by proceeds from the exercise of stock options. The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2024 and 2023, the Company expended $4,501,997 and $178,513, respectively, for plant improvements and new equipment, of which $4,294,632 and $38,650, respectively, was either reimbursed or eligible to be reimbursed under a not to exceed $7.4 million award received by the Company. The award received by the Company is in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. This funding award is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The Company has budgeted approximately $300,000 for new equipment and plant improvements in fiscal year 2024, not reimbursable under the funding award received. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts.

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

As of March 31, 2024 the Company can repurchase up to $783,460 of its common stock pursuant to an existing authorization by the Board of Directors. During the quarter ended March 31, 2024 no shares were repurchased.

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

Date: May 13, 2024