Form 10-K
period 2024-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2024-09-27
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2024

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

Securities registered pursuant to Section 12(g) of the Act

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $36,703,889 based upon the closing sale price of $18.70 on the NYSE American on December 31, 2023.

At September 24, 2024 there were 2,744,458 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

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

Espey is an ISO 9001:2015 and AS9100:2016 certified manufacturer of power conversion, advanced magnetics and build to specifications provided by the customer “build to print” products for the rugged industrial and military marketplace. Our primary products are power supplies, power converters, filters, power transformers, magnetic components, power distribution equipment, UPS systems, and antennas. The applications of these products include AC and DC locomotives, shipboard power, shipboard radar, airborne power, ground-based radar, and ground mobile power.

Espey services include design and development to specification, build to specifications provided by the customer “build to print”, design services, design studies, environmental testing services, metal fabrication, painting services, and development of automatic testing equipment. Espey is vertically integrated, meaning that the Company produces individual components (including inductors), populates printed circuit boards, fabricates metalwork, paints, wires, qualifies, and fully tests items, mechanically, electrically and environmentally, in house. Portions of the manufacturing and testing process are subcontracted to vendors from time to time.

In fiscal years ended June 30, 2024 and 2023, the Company's total sales were $38,736,319 and $35,592,323, respectively. Sales to five domestic customers accounted for 20%, 18%, 16%, 16% and 11%, respectively, of total sales in 2024. Sales to five domestic customers accounted for 23%, 18%, 16%, 13% and 11%, respectively, of total sales in 2023. This concentration level presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the financial performance of the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. In some instances, our sales may include shipments to more than one business unit of a particular customer.

Export shipments in fiscal years 2024 and 2023 were $2,350,087 and $549,510, respectively. The increase is primarily due to the increase in power supply shipments resulting from a repeat order received which had no comparable shipments in the prior year.

Sources of Raw Materials.

The Company has at least two potential sources of supply for a majority of its raw materials. However, certain components used in its products are available from a single or a limited number of sources. Despite the risk associated with single or limited source suppliers, the benefits of higher quality goods minimize and often limit any potential risk and can eliminate problems with part failures during production. At times, replacements are required to cover obsolete parts.

Ongoing demand in the power electronics industry across multiple manufacturing sectors continues to create shortages and extended lead times. In some instances, waiting times for certain components approach a year or more. We adequately factor supplier-provided lead times into internal planning schedules and new customer quotations. From time to time, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which may arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue but are not expected to have a significant impact on operating income in fiscal year 2025.

Tariffs on steel and aluminum imports from various countries continue to be in effect. Although we are not currently experiencing any significant financial or raw material sourcing issues resulting from the product tariffs, the Company cannot provide any assurance that the existing tariffs, the potential of additional tariffs, and the associated volatility arising from foreign trade policies, will not have a negative impact on our future earnings by increasing our raw material prices and augmenting the lead time for the availability of raw materials.

Sales Backlog

The total sales backlog at June 30, 2024 was $97.2 million, which included approximately $61 million from four significant customers, compared to $83.6 million at June 30, 2023, which included approximately $66 million from six significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. Orders from significant customers may include more than a single program and procurement may originate from various divisions of the significant customer. The funded portion of this backlog at June 30, 2024 was approximately $94.9 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at June 30, 2024 was approximately $2.3 million and represents an amount under one firm repeat multi-year order from a single customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at June 30, 2023 approximated $32 thousand. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

The majority of our orders are generated from prime defense contractors, the United States Department of Defense, other agencies of the government of the United States and foreign governments, and are for the design and development and/or manufacture of products. Orders are also generated from industrial manufacturers for similar services. It is not uncommon to receive orders which include delivery schedules extending beyond a year from the contract purchase date, therefore a customer’s reorder point may vary.

It is presently anticipated that a minimum of $44 million of orders comprising the June 30, 2024 backlog will be filled during the fiscal year ending June 30, 2025. The estimate of the June 30, 2024 backlog to be shipped in fiscal year 2025 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

Our business is not seasonal. However, the concentration of our business in the rail industry, and in equipment for military applications and industrial applications, as well as our customer concentrations, expose us to on-going associated risks. These risks include, without limitation, requirements for power supplies in the rail industry, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, the potential of governmental termination of orders for convenience, and the general strength of the industry sectors in which our customers transact business.

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

Research and Development

We do very little research and development with the intent to develop and market new product offerings for sale to customers. Our business primarily is driven by customer product needs and custom product development funded by the applicable customers. We incur research costs to support a request for quotation from a customer product-specific need usually associated with stringent size and weight requirements. In addition, the Company's engineers and technicians spend varying amounts of time identifying improvements to existing products with the primary objective of reducing production costs. At times, engineers are tasked with researching replacement parts to remediate identified obsolescence on current or repeat production programs. The Company's expenditures for research related activities were approximately $86,714 and $65,427 in fiscal year 2024 and 2023, respectively.

Employees

The Company had 148 employees as of August 31, 2024. Approximately 36% of the employees are represented by the International Brotherhood of Electrical Workers. The current collective bargaining agreement expires on June 30, 2025. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2024, and the Company believes will not in fiscal year 2025, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

Item 1C. Cybersecurity

Robust cybersecurity is an essential component of our strategic vision. We face a variety of complex cybersecurity threats as a defense contractor. Among the risks are computer malware, ransomware, phishing attacks, Denial of Service attacks and Advanced Persistent Threats. Our security team, comprised of members from senior management, IT, human resources and program management, performs routine risk assessments in accordance with NIST 800-30, using input from observed risks and threats, advisories, federal agencies and local law enforcement. The Audit Committee of the Board of Directors is responsible for oversight of our risk management processes. The Audit Committee is briefed by senior management on cybersecurity posture, initiatives and incidents. We allocate significant resources to mitigate these risks. We are required to adhere to rigorous regulations, such as those outlined in the Defense Federal Acquisition Regulation Supplement (DFARS), which govern the protection of controlled unclassified information (CUI) and the mandatory reporting of cybersecurity incidents to the Department of Defense (DoD). All DFARS requirements are flowed down to our sub-contractors, who are required to self-report their compliance to the U.S. Government. In addition to the processes and systems that we use to identify and mitigate risks, we utilize third party services to conduct valuations of our security controls, including penetration testing and independent audits. Despite our efforts to uphold the highest cybersecurity standards, we may still experience a cybersecurity incident that has a material effect on business strategy, results of operation or financial condition. It is also possible that additional regulations could affect our supply chain and increase costs. Prior cyberattacks directed at us have not had a material impact on our financial results nor restricted us from being awarded contracts from other defense companies or directly from the United States Department of Defense. However, we can provide no assurance that the occurrence of any future event would not adversely affect our internal operations, our reputation and competitive advantage, and our future financial results.

Item 2.	Property

The Company's entire operation, including administrative, manufacturing and engineering facilities, is located in Saratoga Springs, New York.

The Saratoga Springs plant, which the Company owns, consists of various adjoining buildings on a 22 acre site, approximately eight acres of which is unimproved. The property is not subject to mortgage indebtedness or any other material encumbrance. The plant has a sprinkler system throughout and contains approximately 151,000 square feet of in-service floor space, of which 90,000 is used for manufacturing, 24,000 for engineering, 33,000 for shipping and climatically secured storage, and 4,000 for offices. The offices, engineering and some manufacturing areas are air-conditioned. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, impregnation and spray-painting operations. The manufacturing operation also includes a complete machine shop, with welding and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. In addition to meeting all of the Company's in-house needs, the machine shop and environmental facilities are available to other companies on a contract basis.

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

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE American (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2024	High	Low
First Quarter	$18.00	$14.74
Second Quarter	19.29	14.69
Third Quarter	27.32	17.97
Fourth Quarter	26.31	20.20

2023	High	Low
First Quarter	$15.54	$13.05
Second Quarter	14.49	13.02
Third Quarter	20.59	14.17
Fourth Quarter	22.96	15.81

Holders

The approximate number of holders of record of the common stock was 57 on September 24, 2024 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

Effective March 13, 2023, the Company reinstated payment of a quarterly dividend. The Company had suspended dividend payments effective March 9, 2021. The Company paid regular cash dividends on common stock of $0.675 per share for the fiscal year ended June 30, 2024 and paid regular cash dividends on common stock of $0.20 per share for the fiscal year ended June 30, 2023. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend during any future years.

During fiscal year 2024, the Company did not sell any of its common stock to the Trustees of The Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust (the “ESOP”).

The Company did not make any open market purchases of equity securities in the fiscal year 2024 fourth quarter.

The following table sets forth information as of June 30, 2024 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	322,056	$ 18.41	80,969
Equity compensation plans not approved by security holders	—		—
Total	322,056		80,969

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal year 2025 to be higher than revenues recognized during fiscal year 2024 and expects net income per share to exceed fiscal 2023 reported results, however net income per share is anticipated to fall below fiscal 2024 results.  This expectation is driven primarily by orders already in our backlog that will be shipped in fiscal year 2025 with higher anticipated aggregate costs than the product mix shipped during fiscal 2024. Gross profit on fiscal 2025 shipments will be reduced by the increase in overhead costs incurred specific to the pension withdrawal obligation recorded in fiscal 2024, explained in greater detail in Financial Statement Note 7. Pension Expense. Overhead costs will be reduced, in future years, from the Company’s withdrawal from the plan, as recurring annual contribution payments to the plan will no longer be required. As market factors including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

Ongoing demand in the power electronics industry across multiple manufacturing sectors continues to create shortages and extended lead times. In some instances, waiting times for certain components approach a year or more. We adequately factor supplier-provided lead times into internal planning schedules and new customer quotations. From time to time, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which may arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue but are not expected to have a significant impact on operating income in fiscal year 2025.

The labor workforce remains stable. Management continues to closely monitor workforce labor requirements to support our sales backlog and planned delivery schedules. Longer time-to-hire challenges remain for certain positions due to specific skillsets required for those positions and the fact fewer workers, in general, are seeking employment. Unemployment rates in the local geographic region trend lower than the national average which has created a competitive recruiting environment. Where possible, the Company continues to offer on-the-job training and when necessary continues to recruit personnel outside the local region. Combined with supply chain constraints, unforeseen labor disruptions could delay shipments and result in missing our backlog fulfillment projections and recognizing lower operating income.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, the requirements to obtain customer approval at various milestones, and extended delivery lead times on material required for prototypes. Cost overruns which may arise from technical and schedule delays and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $10.2 million.

The Company currently expects new orders in fiscal 2025 to be greater than those received in fiscal year 2024.  During fiscal year 2024, the Company received approximately $52.4 million in new orders. Included in new order bookings are repeat production orders for multi-year purchases with deliveries expected to extend for several years.  In addition to the backlog, the Company currently has outstanding opportunities representing in excess of $130 million in the aggregate as of August 31, 2024, for both repeat and new programs. Included in outstanding opportunities is a large multi-year purchase from a single customer for several products currently being manufactured by the Company, expected to be formalized prior to December 31, 2024. Outstanding opportunities encompass various new and previously manufactured power supplies, transformers, and subassemblies. We consider the value of those opportunities we believe are likely to be awarded based on factors which include: quotation status, communicated award dates, historical ordering, public information on defense programs and program funding, discussion with customers, and our cost competitiveness. However, there can be no assurance that the Company will acquire any of the outstanding opportunities described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry, as well as, the fact many solicitations we receive for the procurement of goods and services takes place by competitive bidding.

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

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures, primarily for machinery and equipment and facility upgrades, are not expected to exceed $500,000 for fiscal year 2025. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts.

Expectations are that the working capital will be required to fund orders, general operations of the business and dividend payments. Management along with the Legal Affairs, Strategic Planning, and M&A Committee of the Board of Directors will examine opportunities involving acquisitions or other strategic options, including buying certain products or product lines, provided that such opportunities demonstrate synergies with the Company’s existing product base and accretion to earnings.

The Company was awarded $7.4 million in funding during the second quarter of fiscal year 2023 in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The work is being conducted on the Company’s property in Saratoga Springs, NY, with completion slated for the end of calendar year 2024. The Company expects to be paid within 30 days after the submission of three milestone invoices, but will not be paid for expenses incurred in excess of the specified milestone payment limits. The Company will record the receipt of milestone payments received as a reduction from the cost of the assets. As of June 30, 2024 milestone reimbursements received totaled $4,228,722. Included in property, plant, and equipment at June 30, 2024 was $965,392 not yet reimbursed under the funding award. As of June 30, 2024, the Company anticipates spending the remaining $2.3 million, allowable under the award, during fiscal 2025.

Results of Operations

Net sales for the years ended June 30, 2024 and 2023 were $38,736,319 and $35,592,323, respectively, an approximate 8.8% increase. In general, sales fluctuations within product categories will occur during a comparable fiscal period as the direct result of product mix, influenced by the duration of specific programs and the contractual terms of firm orders placed for product and services under those programs including contract value, scope of work and contract delivery schedules. Deliverables within firm contracts are often subject to delivery schedules which also contributes to sales fluctuations between comparable periods. Sales in fiscal year 2024 were higher when compared to the prior year primarily from (i) increased shipments on several large multi-year contracts for transformers and power distribution panels, and (ii) increased shipments on several power supply contracts primarily supporting AESA radar programs and off-highway vehicle production builds. These increases were offset, in part, by a decrease in overall build to print sales which, in several instances, had specific contracts with significantly fewer or no sales in the current reporting period as compared to the same period last year due to order completion or planned customer delivery schedules.

Gross profits for the years ended June 30, 2024 and 2023 were $10,653,060 and $8,050,538, respectively. Gross profit as a percentage of sales was 27.5% and 22.6%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period, the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

The increase in gross profit for the year ended June 30, 2024 when compared to the same period last year resulted primarily from (i) sales levels and general product mix, (ii) higher than average profit margins on one-time sales to certain customers, and (iii) higher sales on a large follow-on order for power distribution panels which had fewer sales and higher costs in the prior year related to engineering design efforts. Moreover, the gross profit in fiscal year 2023 had been negatively impacted by significant unanticipated costs incurred on several fixed-priced engineering design contracts and a specific build to print contract, all for power supplies, due to unforeseen complexities of the designs. The improvement in the gross profit in fiscal year 2024 was offset, in part, by increased costs incurred on a recurring production job and a new engineering development job. Finally, gross profit in the current year was reduced by an increase in the overhead costs on shipments, resulting from the recorded pension withdrawal obligation established in the last quarter of the current fiscal period, explained in greater detail in Financial Statement Note 7. Pension Expense.

Selling, general and administrative expenses were $4,113,608 for the fiscal year ended June 30, 2024; an increase of $363,084 compared to the fiscal year ended June 30, 2023. The increase in spending for the year ended June 30, 2024 compared to the same period in 2023 mainly relates to the increase in employee compensation costs which includes a new business development employee. In addition, and to a lesser extent, expenses increased related to travel expenses, recruiting expenses, and freight costs incurred on outgoing shipments. These increases were offset, in part, by a decrease in utility and outside selling costs related to non-employee sales representatives.

Other income for the fiscal years ended June 30, 2024 and 2023 was $755,562 and $406,453, respectively. The increase is primarily due to the increase in interest income resulting from an increase in investment securities and an increase in fixed interest rates. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate was approximately 20.3% in the fiscal year 2024 and approximately 21.9% in fiscal year 2023. The effective tax rate in fiscal 2024 is less than the statutory tax rate mainly due to the benefit received from ESOP dividends paid on allocated shares and a benefit from foreign derived intangible income, offset in part by permanent differences related to incentive stock options. The effective tax rate in fiscal 2023 is greater than the statutory tax rate mainly due to the permanent difference for incentive stock option expense recorded for book purposes which is not deductible for tax purposes. During fiscal 2023, there was no benefit received from ESOP dividends paid on allocated shares due to the suspension of the company dividend through February 2023. The effective tax rate in the year ended June 30, 2024 was lower than the comparable prior year primarily from the benefit derived from ESOP dividends paid on allocated shares, greater benefit derived from foreign derived intangible income and a benefit derived from the exercise of incentive stock options in the current period when compared to same period in the prior year.

The Company generated net income for fiscal year 2024 of $5,815,140 or $2.34 and $2.29 per share, basic and diluted, compared to net income of $3,677,131 or $1.50 and $1.49 per share, basic and diluted, for fiscal year 2023. The increase in net income in the year ended June 30, 2024 compared to the same period in 2023 is primarily attributable to higher sales, a higher gross profit margin percentage, an increase in other income, offset in part, by an increase in selling, general, and administrative expenses and an increase in the provision for income taxes.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2024 and 2023. The existing line of credit was extended and expires February 28, 2025.

The Company's working capital as of June 30, 2024 and 2023 was approximately $38 million and $33.2 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the years ended June 30, 2024 and 2023, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of June 30, 2024, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	2024	2023
Net cash provided by operating activities	$10,595,200	$3,899,870
Net cash used in investing activities	(7,840,277)	(8,765,907)
Net cash used in financing activities	(1,151,708)	(489,268)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to an increase in net income, a decrease in prepaid expenses and other current assets, a decrease in inventory, an increase in accounts payable and other accrued expenses, offset in part, by a decrease in contract liabilities, and an increase in trade accounts receivable.

Net cash used in investing activities increased in the year ended June 30, 2024 as compared to the same period in 2023 due to an increase in investment securities when compared to the same period last year, in addition to additions to property, plant and equipment, partially offset by proceeds received from the grant award. Cash used in financing activities for the year ended June 30, 2024 relates primarily to dividend payments on common stock, offset in part, by proceeds from the exercise of stock options.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the fiscal years ended June 30, 2024 and 2023, the Company expended $5,164,165 and $512,016, respectively, for plant improvements and new equipment, of which $4,886,113 and $249,705, respectively, was either reimbursed or eligible to be reimbursed under a not to exceed $7.4 million award received by the Company. The award received by the Company is in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. This funding award is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. Separately, the Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal year 2025, not reimbursable under the funding award. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts.

Management believes that the Company's allowance for credit losses of $3,000 is adequate given the customers with whom the Company does business based on historical experience, current economic market conditions, performance of specific account reviews, and other factored considerations to include, but not limited to, contracts covered by government funding and the overall health of the industry. Historically, bad debt expense has been minimal.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID 317)

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Espey Mfg. & Electronics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp. (the Company) as of June 30, 2024 and 2023, the related statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Buffalo, New York

September 27, 2024

Espey Mfg. & Electronics Corp.

Balance Sheets

June 30, 2024 and 2023

	2024	2023
ASSETS
Cash and cash equivalents	$4,351,970	$2,748,755
Investment securities	18,878,631	11,964,673
Trade accounts receivable, less allowance for credit losses of $3,000	6,635,490	5,755,282
Income tax receivable	—	35,666

Inventories:
Raw materials	1,693,448	1,889,702
Work-in-process	1,645,973	681,300
Costs related to contracts in process	15,904,588	17,318,579
Total inventories	19,244,009	19,889,581

Deferred tax asset	895,154	—
Prepaid expenses and other current assets	3,231,402	4,282,477
Total current assets	53,236,656	44,676,434

Property, plant and equipment, net	3,306,275	2,825,089
Total assets	$56,542,931	$47,501,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$3,751,209	$1,212,375
Accrued expenses:
Salaries and wages	928,163	890,748
Vacation	511,144	685,188
Other	757,552	547,747
Payroll and other taxes withheld	56,862	66,042
Contract liabilities	9,043,422	8,081,838
Income taxes payable	220,607	—
Total current liabilities	15,268,959	11,483,938

Deferred tax liabilities	—	137,827
Total liabilities	15,268,959	11,621,765

Commitments and Contingencies (See Note 14)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of June 30, 2024 and 2023. Outstanding 2,733,958 and 2,702,633 shares as of June 30, 2024 and 2023, respectively (includes 211,487 and 233,645 Unearned ESOP Shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	23,930,428	23,283,245
Accumulated other comprehensive gain (loss)	6,544	(2,429)
Retained earnings	26,004,790	21,867,720
	50,985,053	46,191,827

Less: Unearned ESOP shares	(3,868,093)	(4,273,378)
Cost of 395,916 and 427,241 shares of common stock in treasury as of June 30, 2024 and 2023, respectively	(5,842,988)	(6,038,691)
Total stockholders' equity	41,273,972	35,879,758

Total liabilities and stockholders' equity	$56,542,931	$47,501,523

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Comprehensive Income

Years Ended June 30, 2024 and 2023

	2024	2023

Net sales	$38,736,319	$35,592,323
Cost of sales	28,083,259	27,541,785
Gross profit	10,653,060	8,050,538

Selling, general and administrative expenses	4,113,608	3,750,524
Operating income	6,539,452	4,300,014

Other income
Interest income	728,299	359,617
Other	27,263	46,836
Total other income	755,562	406,453

Income before provision for income taxes	7,295,014	4,706,467

Provision for income taxes	1,479,874	1,029,336

Net income	$5,815,140	$3,677,131

Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities	8,973	(497)

Total comprehensive income	$5,824,113	$3,676,634

Net income per share:
Basic	$2.34	$1.50
Diluted	$2.29	$1.49

Weighted average number of shares outstanding:
Basic	2,489,165	2,454,856
Diluted	2,536,967	2,471,016

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2024 and 2023

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

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2024 and 2023

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Gain	Earnings	Shares	Amount	Shares	Equity

Balance as of June 30, 2023	2,702,633	$1,043,291	$23,283,245	$(2,429)	$21,867,720	427,241	$(6,038,691)	$(4,273,378)	$35,879,758

Comprehensive income:

Net income					5,815,140				5,815,140

Other comprehensive income, net of tax of $1,884				8,973					8,973

Total comprehensive income									5,824,113

Stock options exercised	31,325		330,659			(31,325)	195,703		526,362

Stock-based compensation			283,673						283,673

Dividends paid on common stock $0.675 per share					(1,678,070)				(1,678,070)

Reduction of unearned ESOP shares			32,851					405,285	438,136

Balance as of June 30, 2024	2,733,958	$1,043,291	$23,930,428	$6,544	$26,004,790	395,916	$(5,842,988)	$(3,868,093)	$41,273,972

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2024 and 2023

	2024	2023
Cash Flows from Operating Activities:

Net income	$5,815,140	$3,677,131
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	283,673	227,132
Depreciation	453,517	484,920
ESOP compensation expense	438,136	365,646
Deferred income tax benefit	(1,032,981)	(40,002)
Loss (gain) on disposal of property, plant and equipment	590	(2,500)

Changes in assets and liabilities:
Increase in trade accounts receivable	(880,208)	(22,108)
Decrease (increase) in income tax receivable	35,666	(35,666)
Decrease (increase) in inventories	645,572	(1,329,132)
Decrease (increase) in prepaid expenses and other current assets	1,051,075	(3,289,703)
Increase (decrease) in accounts payable	2,538,833	(866,802)
Increase in accrued salaries and wages	37,415	263,561
(Decrease) increase in vacation accrual	(174,044)	18,808
Increase (decrease) in other accrued expenses	209,805	(204,807)
(Decrease) increase in payroll and other taxes withheld	(9,180)	10,750
Increase in contract liabilities	961,584	4,697,364
Increase (decrease) in income taxes payable	220,607	(54,722)
Net cash provided by operating activities	$10,595,200	$3,899,870

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(5,164,165)	(512,016)
Proceeds from grant award	4,228,722	—
Proceeds from sale of property, plant and equipment	150	2,500
Purchase of investment securities	(26,423,984)	(15,902,014)
Proceeds from sale/maturity of investment securities	19,519,000	7,645,623
Net cash used in investing activities	(7,840,277)	(8,765,907)

Cash Flows from Financing Activities:
Dividends paid on common stock	(1,678,070)	(489,268)
Proceeds from exercise of stock options	526,362	—
Net cash used in financing activities	(1,151,708)	(489,268)

Increase (decrease) in cash and cash equivalents	1,603,215	(5,355,305)
Cash and cash equivalents, beginning of the year	2,748,755	8,104,060
Cash and cash equivalents, end of the year	$4,351,970	$2,748,755

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$2,258,965	$1,159,595

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

Investment Securities

The Company accounts for its investments in debt securities in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in debt securities at June 30, 2024 and 2023 consisted of municipal bonds and treasury bills. The Company classifies investments in debt securities as available-for-sale. Unrealized holding gains and losses, net of related tax effect, on available-for-sale debt securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Realized gains and losses for debt securities classified as available-for-sale are included in earnings and are determined using the specific identification method. Interest income is recognized when earned. Fair values are based on quoted market prices available as of the balance sheet date, and are therefore considered a Level 1 valuation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2024 and 2023 because of the immediate or short-term maturity of these financial instruments.

Accounts Receivable and Allowance for Credit Losses

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures. Accounts receivable are reported net of an allowance for credit losses. The Company estimates the allowance based on its analysis of historical experience, current economic market conditions, performance of specific account reviews, and other factored considerations to include, but not limited to, contracts covered by government funding and the overall health of the industry. Interest is not charged on past due balances. Based on these factors, there was an allowance for credit losses of $3,000 at June 30, 2024 and 2023. Changes to the allowance for credit losses are charged to expense and reduced by charge-offs, net of recoveries. The opening accounts receivable balance, net of allowance for credit losses of $3,000, at July 1, 2022 and July 1, 2023 were $5,733,174 and $5,755,282, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income for fiscal years ended June 30, 2024 and 2023 consists of unrealized holding gains (losses) on available-for-sale debt securities.

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

Recently Adopted Accounting Standards

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures”, which includes amendments that further enhance income tax disclosures through the standardization and disaggregation of rate reconciliation categories and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively, with early adoption and retrospective application permitted. We are currently evaluating the impact of this standard to our financial statements.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets in fiscal years 2024 and 2023. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet, if applicable.

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

Total revenue recognized for the year ended June 30, 2024 based on units delivered totaled $33,403,833 compared to $27,770,365 for the same period in fiscal year 2023. Total revenue recognized for the year ended June 30, 2024 based on milestones achieved totaled $5,332,486 compared to $7,821,958 for the same period in fiscal year 2023.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would result in the adjustment of the transaction price as of June 30, 2024. Our payment terms are generally 30-60 days.

Contract liabilities were $9,043,422 and $8,081,838 as of June 30, 2024 and 2023, respectively. The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. Revenue recognized, that was in contract liabilities in the beginning of the fiscal year, approximated $1,191,954 for the year ended June 30, 2024. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at June 30, 2024 totaling approximately $97.2 million is expected, based on expected due dates, to be recognized in the following fiscal years: 45% in 2025, 33% in 2026, 10% in 2027, and 12% thereafter.

Note 4. Investment Securities

Investment securities at June 30, 2024 consist of certificates of deposit, municipal bonds and U.S. treasury bills and at June 30, 2023, consisted of certificates of deposit, municipal bonds and U.S. treasury bills. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value debt securities by major security type at June 30, 2024 and June 30, 2023 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2024
Certificates of deposit	$17,651,000	$—	$—	$17,651,000
Municipal bonds	709,059	5,824	(3,313)	711,570
U.S. Treasury bills	510,288	5,773	—	516,061
Total investment securities	$18,870,347	$11,597	$(3,313)	$18,878,631

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 4. Investment Securities, Continued

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2023
Certificates of deposit	$11,280,000	$—	$—	$11,280,000
Municipal bonds	260,475	165	(7,843)	252,797
U.S. Treasury Bills	430,952	1,225	(301)	431,876
Total investment securities	$11,971,427	$1,390	$(8,144)	$11,964,673

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At June 30, 2024, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of June 30, 2024 and June 30, 2023, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
June 30, 2024
Available-for-sale	$17,889,582	$989,049	$18,878,631

June 30, 2023
Available-for-sale	$11,711,876	$252,797	$11,964,673

Note 5. Contracts in Process

Contracts in process at June 30, 2024 and 2023 are as follows:

	2024	2023
Unrecognized gross contract value	$97,216,542	$83,577,153
Costs related to contracts in process	$15,904,588	$17,318,579

Included in costs relating to contracts in process at June 30, 2024 and 2023 are costs relative to contracts that may not be completed within the ensuing year as contracts vary in size, scope and duration. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statements of comprehensive income until the units under contract are shipped.

Note 6. Property, Plant and Equipment

Property, plant and equipment at June 30, 2024 and 2023 is as follows:

	2024	2023
Land	$45,000	$45,000
Building and improvements	5,472,156	4,811,179
Machinery and equipment	11,509,018	11,402,679
Furniture and fixtures	165,651	164,200
	17,191,825	16,423,058
Accumulated depreciation	(13,885,550)	(13,597,969)
Property, plant and equipment, net	$3,306,275	$2,825,089

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 6. Property, Plant and Equipment, Continued

Depreciation expense was $453,517 and $484,920 for the years ended June 30, 2024 and 2023, respectively.

The Company was awarded $7.4 million in funding during the second quarter of fiscal year 2023 in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The work is being conducted on the Company’s property in Saratoga Springs, NY, with completion slated for the end of calendar year 2024. The Company expects to be paid within 30 days after the submission of three milestone invoices, but will not be paid for expenses incurred in excess of the specified milestone payment limits. The Company will record the receipt of milestone payments received as a reduction from the cost of the assets. The Company will have an initial cash outlay to satisfy income tax obligations arising from the value of the milestone payments received. The cash outlay arising from federal income tax obligations is expected to be recaptured in future periods. Until recaptured, estimated tax obligations associated with the receipt of milestone payments are recorded on the balance sheet and included in deferred tax assets. As of June 30, 2024, net deferred tax asset includes a deferred tax asset of $888,032 associated with milestone reimbursements received totaling $4,228,722. Included in property, plant, and equipment at June 30, 2024 was $965,392 not yet reimbursed, for facility and capital upgrades under the funding award, compared to $308,001 in spending not yet reimbursed included in property, plant, and equipment at June 30, 2023. Included in accounts payable at June 30, 2024 was approximately $272,560 for facility and capital upgrades eligible to be reimbursed under the funding award compared to $9,095 included in accounts payable at June 30, 2023.

Note 7. Pension Expense

Under terms of a negotiated union contract which expires on June 30, 2025, the Company is obligated to make contributions to a union-sponsored International Brotherhood of Electrical Workers Local 1799 defined benefit pension plan (Plan identifying number is 14-6065199) covering eligible employees. Such contributions and expenses are based upon hours worked at a specified rate and amounted to $102,745 in fiscal year 2024 and $102,612 in fiscal year 2023. These contributions represent more than five percent of the total contributions made into the Plan. For the years beginning January 1, 2024 and 2023, the Plan was in the “green zone” which means it is neither endangered nor critical status. In the last quarter of the current fiscal year, the Company notified the third-party administrator of the IBEW Local 1799 Pension Fund of its intention to withdraw permanently from the plan effective June 16, 2024. As required by the Employee Retirement Income Security Act “ERISA”, the Company is subject to a termination withdrawal liability. At June 30, 2024, the Company recorded a termination withdrawal obligation totaling $772,157, based on calculated amounts provided by a third party actuary retained by the Pension Fund. The outstanding amount is shown within the accounts payable balance on the Company’s balance sheet at June 30, 2024. An initial withdrawal liability contribution payment to the Plan totaling $210,305 was made during July 2024. The remaining liability of $561,852 is expected to be paid in the second half of fiscal 2025. As the Company was the only remaining contributing employer to the multiemployer pension plan, its withdrawal constitutes a mass withdrawal termination. Final withdrawal calculations are contingent upon the availability of January 1, 2025 assets and the finalization of December 31, 2024 liabilities as the withdrawal liability will need to be re-determined based on a December 31, 2024 measurement date. The Company does not expect future adjustments to the established liability to have a material impact on the Company’s financial statements. The cost of the withdrawal liability obligation is recorded in indirect overhead product costs, capitalized in inventory and expensed through cost of sales based on shipments.

The Company is obligated to make contributions to the National Electrical Benefit Fund (NEBF) (Plan identifying number is 53-0181657). The Plan is a defined pension benefit plan covering eligible union employees. Such contributions and expenses amounted to $79,429 in fiscal year 2024 and $72,350 in fiscal year 2023. The contribution did not and will not in the future have a material impact on the Company’s financial statements.

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $60,301 and $53,768, for fiscal years 2024 and 2023, respectively.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 8. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2024 and 2023 is as follows:

	2024	2023
Current tax expense - federal	$2,515,865	$1,059,743
Current tax (benefit) expense - state	(3,010)	9,595
Deferred tax benefit	(1,032,981)	(40,002)
Provision for income taxes	$1,479,874	$1,029,336

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with ASC 740-10.

The combined U.S. federal and state effective income tax rates of 20.3% and 21.9%, for 2024 and 2023 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	—	0.2
ESOP cost versus Fair Market Value	0.1	(0.2)
Dividend on allocated ESOP shares	(0.3)	—
Stock-based compensation	0.2	1.0
Other	(0.7)	(0.1)
Effective tax rate	20.3%	21.9%

For the years ended June 30, 2024 and 2023 deferred income tax benefit of $1,032,981 and $40,002, respectively, results from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2024 and 2023 are presented as follows:

	2024	2023
Deferred tax assets:
Accrued expenses	$138,158	$273,059
ESOP	32,698	24,407
Property, plant and equipment - principally due to differences in depreciation methods	601,358	—
Pension Withdrawal	162,153	—
Stock-based compensation	39,724	36,552
Total deferred tax assets	$974,091	$334,018

Deferred tax liability:
Property, plant and equipment - principally due to differences in depreciation methods	$—	$337,501
Inventory - effect of uniform capitalization	33,817	99,215
Prepaid expenses	45,120	35,129
Total deferred tax liability	$78,937	$471,845

Net deferred tax asset (liability)	$895,154	$(137,827)

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

As the result of the implementation of the FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. As of June 30, 2024 and 2023, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties in general and administrative expense. As of June 30, 2024 and 2023, the Company has not recorded any provision for accrued interest and penalties.

The Company is subject to taxation in the United States and various state jurisdictions. The federal tax returns are subject to audit for three years from date of filing unless the return was audited within that period. In general the majority of state statutes follow similar guidelines. As such, the Company’s tax returns for tax years ending June 30, 2024, 2023, and 2022 remain open to examination by the respective taxing authorities.

Note 9. Significant Customers

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to five domestic customers accounted for 81% of total sales in 2024. Sales to five domestic customers accounted for 81% of total sales in 2023. Orders from significant customers may include more than one program and procurement may originate from various divisions of the significant customer. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 79% represented by five customers at June 30, 2024 and 81% represented by five customers at June 30, 2023.

Export shipments in fiscal years 2024 and 2023 were $2,350,087 and $549,510, respectively.

Note 10. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. The ESOP borrowed from the Corporation an amount equal to the purchase price. The loan will be repaid in fifteen (15) equal annual installments of principal commencing June 2021. The Board of Directors has fixed the interest rate and the unpaid balance will bear interest at a fixed rate of 3.00% per annum. ESOP compensation expense was $438,136 and $365,646 for the years ended June 30, 2024 and 2023, respectively.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 10. Employee Stock Ownership Plan, Continued

The ESOP shares as of June 30, 2024 and 2023 were as follows:

	2024	2023
Allocated shares	451,132	484,958
Unearned shares	211,487	233,645
Total shares held by the ESOP	662,619	718,603
Fair value of unearned shares	$4,494,099	$3,913,554

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the years ended June 30, 2024 and 2023, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan. Share distributions from the ESOP during the years ended June 30, 2024 and 2023 totaled 55,984 shares and 33,780 shares, respectively.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the fiscal years ended June 30, 2024 and 2023, was $283,673 and $227,132, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the fiscal years ended June 30, 2024 and 2023, was $34,903 and $21,432, respectively. The deferred tax benefit related to the NQSOs as of June 30, 2024 and 2023 was approximately $7,330 and $4,501, respectively. The remaining stock option expense, in each year, related to incentive stock options (“ISOs”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of June 30, 2024, there was approximately $204,765 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years, of which $181,955 relates to ISOs and $22,809 relates to NQSOs. The total deferred tax benefit related to the NQSOs in future years will be $4,790.

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 11. Stock-based Compensation, Continued

Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of June 30, 2024, options covering 31,325 shares have been exercised, options covering 287,706 shares are outstanding and options covering 143,973 shares have been cancelled. As of June 30, 2024, options covering 80,969 shares remain available for grant, after factoring the cancelled shares, which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of June 30, 2024, 34,350 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life, and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the years ended June 30, 2024 and 2023.

	2024	2023
Dividend yield	3.61%	0.03%
Expected stock price volatility	31.21%	27.20%
Risk-free interest rate	4.39%	2.71%
Expected option life (in years)	5.3yrs	5.4yrs
Weighted average fair value per share of options granted during the period	$4.11	$4.18

Effective March 13, 2023, the Company reinstated payment of a quarterly dividend. The Company paid regular cash dividends on common stock of $0.675 per share for the fiscal year ended June 30, 2024 and paid regular cash dividends on common stock of $0.20 per share for the fiscal year ended June 30, 2023. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the year ended June 30, 2024:

	Employee Stock Option Plans
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2023	296,331	$19.15	6.49
Granted	80,900	$16.78	9.22
Exercised	(31,325)	$16.80	—
Forfeited or expired	(23,850)	$24.30	—
Outstanding at June 30, 2024	322,056	$18.41	6.59	$1,259,317
Vested or expected to vest at June 30, 2024	313,205	$18.45	6.52	$1,212,613
Exercisable at June 30, 2024	174,756	$20.98	4.83	$382,667

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on June 30, 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2024. This amount changes based on the fair market value of the Company’s common stock.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 11. Stock-based Compensation, Continued

The total intrinsic values of the options exercised during the twelve months ended June 30, 2024 and 2023 was $195,236 and $0, respectively.

The following table summarizes changes in non-vested stock options during the year ended June 30, 2024:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2023	132,600	$3.98
Granted	80,900	$4.11
Vested	(60,700)	$3.74
Forfeited or expired	(5,500)	$4.04
Non-vested at June 30, 2024	147,300	$4.15

Note 12. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 9, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 79% represented by five customers at June 30, 2024 and 81% represented by five customers at June 30, 2023.

Although the Company's exposure to credit risk associated with nonpayment of these concentrated balances is affected by the conditions or occurrences within the U.S. and foreign governments, the Company believes that its trade accounts receivable credit risk exposure is limited. The Company performs ongoing credit evaluations of its customer's financial conditions and requires collateral, such as progress payments, in certain circumstances. The Company establishes an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Note 14. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2024 and 2023. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards.

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

Note 15. Stockholders' Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2024:

Stock options outstanding	322,056
Stock options available for issuance	80,969
Number of common shares reserved	403,025

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the years ended June 30:

	2024	2023
Numerator:
Net income	$5,815,140	$3,677,131
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,702,633	2,702,633
Unearned ESOP shares	(233,645)	(256,293)
Weighted average common shares issued during the period	11,837	—
Weighted average ESOP shares earned during the period	8,340	8,516
Denominator for basic earnings per common shares –
Weighted average common shares	2,489,165	2,454,856

Diluted EPS:
Common shares outstanding, beginning of period	2,702,633	2,702,633
Unearned ESOP shares	(233,645)	(256,293)
Weighted average common shares issued during the period	11,837	—
Weighted average ESOP shares earned during the period	8,340	8,516
Weighted average dilutive effect of stock options	47,802	16,160
Denominator for diluted earnings per common shares –
Weighted average common shares	2,536,967	2,471,016

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 15. Stockholders’ Equity, Continued

Not included in this computation of earnings per share for the year ended June 30, 2024 and 2023 were options to purchase 62,691 and 130,656 shares, respectively, of the Company’s common stock. These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.

Effective March 13, 2023, the Company reinstated payment of a quarterly dividend. The Company paid regular cash dividends on common stock of $0.675 per share for the fiscal year ended June 30, 2024 and paid regular cash dividends on common stock of $0.20 per share for the fiscal year ended June 30, 2023. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend during any future years.

Note 16. Line of Credit

At June 30, 2024, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest payments equal to the SOFR Daily Floating Rate plus 2 percentage points. Any borrowing under the line of credit will be collateralized by accounts receivable. All outstanding balances are payable no later than the expiration date of the agreement, unless other terms are agreed to by the lender. The existing line of credit expires February 28, 2025. The Company did not borrow any funds during the last two fiscal years.

Note 17. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2024	Quarter	Quarter	Quarter	Quarter
Net sales	$8,568,214	$10,302,541	$8,254,653	$11,610,911
Gross profit	2,245,377	3,142,575	2,064,191	3,200,917
Net income	1,094,544	1,795,370	1,031,930	1,893,296
Net income per share -
Basic	0.44	0.73	0.41	0.76
Diluted	0.44	0.72	0.40	0.73

2023
Net sales	$8,635,795	$8,804,109	$9,809,616	$8,342,803
Gross profit	1,812,142	2,260,722	1,973,429	2,004,245
Net income	768,266	1,146,042	867,288	895,535
Net income per share -
Basic	0.31	0.47	0.35	0.37
Diluted	0.31	0.47	0.35	0.36

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2024.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on December 6, 2024) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules, Signatures

3.1	Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10 -K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8-K dated September 21, 2020)

4.1	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)

10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)

10.4	2017 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 27, 2017 for the December 1, 2017 Annual Meeting)

10.13	Executive Employment Agreement with David O’Neil (incorporated by reference to Exhibit 10.13 on Espey’s Report on Form 8 –K dated June 10, 2024)

10.14	Executive Employment Agreement with Peggy Murphy (incorporated by reference to Exhibit 10.14 on Espey’s Report on Form 10 –Q dated February 14, 2022)

10.16	Employment Agreement dated January 16, 2018 with Patrick Enright, Jr. (incorporated by reference to Exhibit 10.16 on Espey’s Report on Form 8-K dated January 16, 2018)

10.16a	First Amendment to Employment Agreement dated January 16, 2018 with Patrick Enright, Jr. (incorporated by reference to Exhibit 10.16 on Espey’s Report on Form 8-K dated October 12, 2021)

10.18	Stock Purchase Agreement dated as of December 1, 2020 between Espey Mfg. & Electronics Corp. and The Trustees of the Espey Mfg. & Electronics Corp. Employee Retirement Plan Trust (incorporated by reference to Exhibit 10.18 on Espey’s Report on Form 8-K dated December 1, 2020)

10.19	ESOP Loan Agreement dated as of December 1, 2020 between The Trustees of Espey Mfg. & Electronics Corp. Employee Retirement Plan Trust and Espey Mfg. & Electronics Corp. (incorporated by reference to Exhibit 10.19 on Espey’s Report on Form 8-K dated December 1, 2020)

10.20	Executive Employment Agreement with Katrina L. Sparano (incorporated by reference to Exhibit 10.20 on Espey’s Report on Form 8 –K dated January 1, 2022)

14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)

19.1	Policy on Insider Trading (Revised March 8, 2024) (filed herewith)

23.1	Consent of Freed Maxick CPAs, P.C. (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97.1	Policy Related to Recovery of Erroneously Awarded Compensation (filed herewith)

S I G N A T U R E S

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ David O’Neil
David O’Neil
President and Chief Executive Officer
September 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David O’Neil	President and Chief Executive Officer
David O'Neil	September 27, 2024

/s/Katrina Sparano	Principal Financial Officer
Katrina Sparano	September 27, 2024

/s/Carl Helmetag	Chairman of the Board
Carl Helmetag	September 27, 2024

/s/Paul J. Corr	Director
Paul J. Corr	September 27, 2024

/s/Nancy Patzwahl	Director
Nancy Patzwahl	September 27, 2024

/s/Michael W. Wool	Director
Michael W. Wool	September 27, 2024