Form 10-Q
period 2024-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2024-11-13
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

☒Yes           ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes           ☐ No

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

At November 7, 2024, there were 2,790,998 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

September 30, 2024 (Unaudited) and June 30, 2024

	September 30, 2024	June 30, 2024
ASSETS
Cash and cash equivalents	$4,813,898	$4,351,970
Investment securities	18,660,742	18,878,631
Trade accounts receivable, less allowance for credit losses of $3,000	7,018,823	6,635,490

Inventories:
Raw materials	1,665,648	1,693,448
Work-in-process	1,743,175	1,645,973
Costs related to contracts in process	16,026,844	15,904,588
Total inventories	19,435,667	19,244,009

Deferred tax assets	851,362	895,154
Prepaid expenses and other current assets	2,993,354	3,231,402
Total current assets	53,773,846	53,236,656

Property, plant and equipment, net	3,861,245	3,306,275
Total assets	$57,635,091	$56,542,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$3,921,893	$3,751,209
Accrued expenses:
Salaries and wages	657,183	928,163
Vacation	526,246	511,144
ESOP payable	70,323	—
Other	862,564	757,552
Payroll and other taxes withheld	59,067	56,862
Contract liabilities	8,715,610	9,043,422
Income taxes payable	329,149	220,607
Total current liabilities	15,142,035	15,268,959

Total liabilities	15,142,035	15,268,959

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of September 30, 2024 and June 30, 2024. Outstanding 2,744,458 and 2,733,958 shares as of September 30, 2024 and June 30, 2024, respectively (includes 206,070 and 211,487 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	24,111,147	23,930,428
Accumulated other comprehensive gain	14,236	6,544
Retained earnings	26,969,864	26,004,790
	52,138,538	50,985,053

Less: Unearned ESOP shares	(3,868,093)	(3,868,093)
Cost of 385,416 and 395,916 shares of common stock in treasury as of September 30, 2024 and June 30, 2024, respectively	(5,777,389)	(5,842,988)
Total stockholders’ equity	42,493,056	41,273,972

Total liabilities and stockholders' equity	$57,635,091	$56,542,931

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2024 and 2023

	September 30, 2024	September 30, 2023

Net sales	$10,443,218	$8,568,214
Cost of sales	7,642,336	6,322,837
Gross profit	2,800,882	2,245,377

Selling, general and administrative expenses	1,081,669	1,023,681
Operating income	1,719,213	1,221,696

Other income
Interest income	267,617	147,430
Other	10,791	14,143
Total other income	278,408	161,573

Income before provision for income taxes	1,997,621	1,383,269

Provision for income taxes	399,304	288,725

Net income	$1,598,317	$1,094,544

Other comprehensive income, net of tax
Unrealized gain on investment securities	7,692	1,795

Total comprehensive income	$1,606,009	$1,096,339

Net income per share:
Basic	$0.63	$0.44
Diluted	$0.61	$0.44

Weighted average number of shares outstanding:
Basic	2,525,937	2,470,092
Diluted	2,600,237	2,485,789

Dividends per share:	$0.25	$0.15

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended September 30, 2024

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2024	2,733,958	$1,043,291	$23,930,428	$6,544	$26,004,790	395,916	$(5,842,988)	$(3,868,093)	$41,273,972

Comprehensive income:

Net income					1,598,317				1,598,317

Other comprehensive income, net of tax of $1,615				7,692					7,692

Total comprehensive income									1,606,009

Stock options exercised	10,500		79,227			(10,500)	65,599		144,826

Stock-based compensation			101,492						101,492

Dividends paid on common stock $0.25 per share					(633,243)				(633,243)

Balance as of September 30, 2024	2,744,458	$1,043,291	$24,111,147	$14,236	$26,969,864	385,416	$(5,777,389)	$(3,868,093)	$42,493,056

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

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2024 and 2023

	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net income	$1,598,317	$1,094,544

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	101,492	55,653
Depreciation	109,381	119,392
ESOP compensation expense	123,194	89,189
Deferred income tax expense (benefit)	43,792	(213,813)
Changes in assets and liabilities:
Increase in trade accounts receivable	(383,333)	(172,224)
Decrease in income taxes receivable	—	35,666
(Increase) decrease in inventories	(191,658)	634,314
Decrease in prepaid expenses and other current assets	238,048	245,730
Increase in accounts payable	170,683	700,799
(Decrease) increase in accrued salaries and wages	(270,980)	199,658
Increase (decrease) in vacation accrual	15,102	(111,453)
Decrease in ESOP payable	(52,871)	—
Increase (decrease) in other accrued expenses	105,012	(23,443)
Increase (decrease) in payroll and other taxes withheld	2,205	(5,827)
Decrease in contract liabilities	(327,812)	(500,748)
Increase in income taxes payable	108,542	467,346
Net cash provided by operating activities	1,389,114	2,614,783

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(664,351)	(2,228,802)
Proceeds from grant award	—	968,722
Purchase of investment securities	(7,258,418)	(4,758,705)
Proceeds from sale/maturity of investment securities	7,484,000	3,660,437
Net cash used in investing activities	(438,769)	(2,358,348)

Cash Flows from Financing Activities:
Dividends on common stock	(633,243)	—
Proceeds from exercise of stock options	144,826	59,480
Net cash (used in) provided by financing activities	(488,417)	59,480

Increase in cash and cash equivalents	461,928	315,915
Cash and cash equivalents, beginning of period	4,351,970	2,748,755
Cash and cash equivalents, end of period	$4,813,898	$3,064,670

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$250,000	$—

Supplemental Schedule of Non-cash Financing Activities:
Accrual of Dividends	$—	$405,995

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Specific to inventories, including work-in-process and contracts in process, management evaluates, quarterly, those estimates used in determining the cost to complete for each contract on Espey Mfg. & Electronics Corp.’s (the “Company”) sales backlog. The change in estimates may affect the reported amount of inventories and gross profit in the current or a future period and could result in the Company recording a loss contingency when a loss is determined to be probable and reasonably estimated. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2024. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2024 and June 30, 2024 because of the immediate or short-term maturity of these financial instruments.

Investment securities at September 30, 2024 and June 30, 2024 consisted of certificates of deposit, municipal bonds and U.S. treasury bills. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by major security type at September 30, 2024 and June 30, 2024 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2024
Certificates of deposit	$17,422,000	$—	$—	$17,422,000
Municipal bonds	847,433	10,019	(407)	857,045
U.S. Treasury bills	373,289	8,508	(100)	381,697
Total investment securities	$18,642,722	$18,527	$(507)	$18,660,742

June 30, 2024
Certificates of deposit	$17,651,000	$—	$—	$17,651,000
Municipal bonds	709,059	5,824	(3,313)	711,570
U.S. Treasury bills	510,288	5,773	—	516,061
Total investment securities	$18,870,347	$11,597	$(3,313)	$18,878,631

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At September 30, 2024, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of September 30, 2024 and June 30, 2024, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
September 30, 2024
Available-for-sale	$17,436,398	$1,224,344	$18,660,742

June 30, 2024
Available-for-sale	$17,889,582	$989,049	$18,878,631

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net income per share excluded options to purchase 62,691 shares of our common stock for the three months ended September 30, 2024 and 229,731 shares for the three months ended September 30, 2023, as the effect of including them would be anti-dilutive. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the three month periods ended September 30:

	2024	2023
Numerator:
Net income	$1,598,317	$1,094,544
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,733,958	2,702,633
Unearned ESOP shares	(211,487)	(233,646)
Weighted average common shares issued during the period	3,407	1,045
Weighted average ESOP shares earned during the period	59	60
Denominator for basic earnings per common shares –
Weighted average common shares	2,525,937	2,470,092

Diluted EPS:
Common shares outstanding, beginning of period	2,733,958	2,702,633
Unearned ESOP shares	(211,487)	(233,646)
Weighted average common shares issued during the period	3,407	1,045
Weighted average ESOP shares earned during the period	59	60
Weighted average dilutive effect of stock options	74,300	15,697
Denominator for diluted earnings per common shares –
Weighted average common shares	2,600,237	2,485,789

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended September 30, 2024 and 2023 was $101,492 and $55,653, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the three-month periods ended September 30, 2024 and 2023, was $7,059 and $8,255, respectively. The deferred tax benefit related to the NQSOs as of September 30, 2024 and 2023 was approximately $1,482 and $1,734, respectively. The remaining stock option expense in each year related to incentive stock options (“ISOs”) which are not deductible by the Company when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of September 30, 2024, there was approximately $516,598 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 2 years, of which $471,027 relates to ISOs and $45,571 relates to NQSOs. The total deferred tax benefit related to these awards is expected to be $9,570.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of September 30, 2024, options covering 41,825 shares have been exercised and options covering 353,706 shares are outstanding. Options covering 4,469 shares remain available for grant after factoring the cancelled shares, which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of September 30, 2024, 34,350 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the three months ended September 30, 2024 and 2023.

	September 30, 2024	September 30, 2023
Dividend yield	3.79%	3.63%
Company’s expected volatility	33.33%	31.20%
Risk-free interest rate	4.35%	4.39%
Expected term	5.1 yrs	5.3 yrs
Weighted average fair value per share of options granted during the period	$5.40	$4.03

The Company declared and paid regular cash dividends of $0.25 per share for the three months ended September 30, 2024 and declared $0.15 cash dividends for the three months ended September 30, 2023. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the three months ended September 30, 2024:

	Employee Stock Option Plans
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2024	322,056	$18.41	6.59
Granted	76,500	$21.58	9.77
Exercised	(10,500)	$13.79	—
Forfeited or expired	—	$—	—
Outstanding at September 30, 2024	388,056	$19.16	6.98	$4,243,194
Vested or expected to vest at September 30, 2024	369,401	$19.12	6.85	$4,052,125
Exercisable at September 30, 2024	232,656	$19.14	5.39	$2,548,534

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on September 30, 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2024. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the three months ended September 30, 2024 and 2023 was $93,512 and $9,482, respectively.

The following table summarizes changes in non-vested stock options during the three months ended September 30, 2024:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2024	147,300	$4.15
Granted	76,500	$5.40
Vested	(68,400)	$4.11
Forfeited or expired	—	$—
Non-vested at September 30, 2024	155,400	$4.78

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2024 and June 30, 2024. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. There are no pending litigation matters or claims which we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Company was awarded $7.4 million in funding during the second quarter of fiscal year 2023 in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The work is being conducted on the Company’s property in Saratoga Springs, NY, with completion slated for the end of calendar year 2024. The Company expects to be paid within 30 days after the submission of three milestone invoices, but will not be paid for expenses incurred in excess of the specified milestone payment limits. The Company will record the receipt of milestone payments received as a reduction from the cost of the assets. The Company will have an initial cash outlay to satisfy income tax obligations arising from the value of the milestone payments received. The cash outlay arising from federal income tax obligations is expected to be recaptured in future periods. Until recaptured, estimated tax obligations associated with the receipt of milestone payments are recorded on the balance sheet and included in deferred tax assets. As of September 30, 2024, net deferred tax asset includes a deferred tax asset of $888,032 associated with milestone reimbursements received totaling $4,228,722. Included in property, plant, and equipment at September 30, 2024 was $1,561,215 not yet reimbursed, for facility and capital upgrades under the funding award, compared to $965,392 in spending not yet reimbursed included in property, plant, and equipment at June 30, 2024. Included in accounts payable at September 30, 2024 was approximately $622,326 for facility and capital upgrades eligible to be reimbursed under the funding award compared to $272,560 included in accounts payable at June 30, 2024.

In June 2024, the Company notified the third-party administrator of the IBEW Local 1799 Pension Fund of its intention to withdraw permanently from the plan. As required by the Employee Retirement Income Security Act “ERISA”, the Company is subject to a termination withdrawal liability. The recorded termination withdrawal obligation at September 30, 2024 and June 30, 2024 totaled $561,852 and $772,157, respectively, shown within the accounts payable balance on the Company’s balance sheets. The remaining liability of $561,852 is expected to be paid in the second half of fiscal 2025. As the Company was the only remaining contributing employer to the multiemployer pension plan, its withdrawal constitutes a mass withdrawal termination. Final withdrawal calculations are contingent upon the availability of January 1, 2025 assets and the finalization of December 31, 2024 liabilities as the withdrawal liability will need to be re-determined based on a December 31, 2024 measurement date. The Company does not expect future adjustments to the established liability to have a material impact on the Company’s financial statements. The cost of the withdrawal liability obligation is recorded in indirect overhead product costs, capitalized in inventory and expensed through cost of sales based on shipments.

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

Total revenue recognized for the three months ended September 30, 2024 based on units delivered was $8,262,496 compared to $6,405,538 for the same period in fiscal year 2024. Total revenue recognized for the three months ended September 30, 2024 based on milestones achieved was $2,180,722 compared to $2,162,676 for the same period in fiscal year 2024.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of September 30, 2024. Our payment terms are generally 30-60 days.

Contract liabilities were $8,715,610 and $9,043,422 as of September 30, 2024 and June 30, 2024, respectively. The decrease in contract liabilities is primarily due to revenue recognized, offset in part by, the advance collection of cash on specific contracts. Revenue recognized, that was in contract liabilities in the beginning of the fiscal year, was $374,158 for the three months ended September 30, 2024. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at September 30, 2024 totaling approximately $94.6 million is currently estimated to be recognized in the following fiscal years: 35.5% in 2025; 41.6% in 2026; 9.7% in 2027, and 13.2% thereafter. The timing of supplier deliveries of material, production schedules, the completion of engineering deliverables, among other factors, could cause these estimates to change.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The adoption of ASU 2023-07 is not expected to have a significant impact on the financial statements. The Company is currently evaluating the impact of this new guidance on its financial statements.

Recent Accounting Pronouncements Adopted

None

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $123,194 and $89,189 for the three-month periods ended September 30, 2024 and 2023, respectively.

The ESOP shares as of September 30, 2024 and 2023 were as follows:

	September 30, 2024	September 30, 2023
Allocated shares	437,201	484,958
Committed-to-be-released shares	5,417	5,540
Unreleased shares	206,070	228,105
Total shares held by the ESOP	648,688	718,603
Fair value of unreleased shares	$6,200,646	$3,683,896

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three months ended September 30, 2024 and 2023, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan. Share distributions from the ESOP during the three months ended September 30, 2024 and 2023 totaled 13,931 and 0 shares, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Espey Mfg. & Electronics Corp. (“Espey”) is a power electronics design and original equipment manufacturing (OEM) company with a long history of developing and delivering highly reliable products for use in military and severe environment applications. Design, manufacturing, and testing is performed in our in-service 150,000+ square foot facility located at 233 Ballston Ave, Saratoga Springs, New York. Espey is classified as a “smaller reporting company” for purposes of the reporting requirements under the Securities Exchange Act of 1934, as amended. Espey’s common stock is publicly-traded on the NYSE American under the symbol “ESP.”

Espey began operations after incorporation in New York in 1928. We strive to remain competitive as a leader in high power energy conversion and transformer solutions through the design and manufacture of new and improved products by using advanced and “cutting edge” electronics technologies.

Espey is an ISO 9001:2015 and AS9100:2016 certified manufacturer of power conversion, advanced magnetics and build to print specifications provided by the customer “build to print” products for the rugged industrial and military marketplace. Our primary products are power supplies, power converters, filters, power transformers, magnetic components, power distribution equipment, UPS systems, and antennas. The applications of these products include AC and DC locomotives, shipboard power, shipboard radar, airborne power, ground-based radar, and ground mobile power.

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

The total backlog at September 30, 2024 was approximately $94.6 million, which included $58 million from four significant customers, compared to approximately $87.1 million at September 30, 2023, which included approximately $59.9 million from five significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. It is not uncommon to receive orders which include delivery schedules extending beyond a year from the contract purchase date, therefore a customer’s future reorder point may vary. The backlog at September 30, 2024 is fully funded except for $1.7 million, representing one firm follow-on multi-year order from a single customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in the unfunded backlog only those programs that it believes are likely to receive funding based on program status and discussions with customers. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable.

Management expects revenues in fiscal year 2025 to be higher than revenues recognized during fiscal year 2024 but expects that net income per share will be lower than fiscal 2024 net income per share, although ahead of fiscal 2023 net income per share. This expectation is driven primarily by orders already in our backlog that will be shipped in fiscal year 2025 with higher anticipated aggregate costs than the product mix shipped during fiscal 2024. The expected increase in aggregate costs during fiscal year 2025 includes cost associated with the one time charge attributable to the pension withdrawal obligation recorded in June 2024, explained in greater detail in Financial Statement Note 5. Commitments and Contingencies. Sales fluctuations occur during comparable fiscal periods as the direct result of product mix, directly influenced by the specific contractual terms of those firm orders placed, including contract value, scope of work, and contract delivery schedules.

Ongoing demand in the power electronics industry across multiple manufacturing sectors continues to create shortages and extended lead times. In some instances, waiting times for certain components approach a year or more. We adequately factor supplier-provided lead times into internal planning schedules and new customer quotations. From time to time, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which may arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue, but are not expected to have a significant impact on operating income in fiscal year 2025.

The labor workforce remains stable. Management continues to closely monitor workforce labor requirements to support our sales backlog and planned delivery schedules. Longer time-to-hire challenges remain for certain positions due to specific skillsets required for those positions. Unemployment rates in the local geographic region trend lower than the national average which has created a competitive recruiting environment. Where possible, the Company continues to offer on-the-job training and when necessary continues to recruit personnel outside the local region. Combined with supply chain constraints, unforeseen labor disruptions could delay shipments and result in missing our backlog fulfillment projections and recognizing lower than anticipated operating income.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones. Cost overruns which may arise from technical and schedule delays and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $9.8 million.

It is presently anticipated that a minimum of $33.6 million of orders comprising the September 30, 2024 backlog will be filled during the fiscal year ending June 30, 2025 subject, however, to the impact of the factors identified above. The minimum of $33.6 million does not include any shipments which may be made against orders subsequently received during the fiscal year ending June 30, 2025.

The Company currently expects new orders in fiscal 2025 to be greater than those received in fiscal year 2024. New orders received in the first three months of fiscal year 2025 were approximately $7.8 million as compared to $12.1 million new orders received in the first three months of fiscal year 2024. In addition to the backlog and the new orders already booked in fiscal year 2025, the Company currently has outstanding opportunities representing approximately $124 million in the aggregate as of November 6, 2024 for both repeat and new programs. Included in outstanding opportunities is a large multi-year purchase from a single customer for several products currently being manufactured by the Company, expected to be formalized prior to December 31, 2024. Outstanding opportunities encompass various new and previously manufactured power supplies, transformers, and subassemblies. We consider the value of those opportunities we believe are likely to be awarded based on factors which include: quotation status, communicated award dates, historical ordering, public information on defense programs and program funding, discussion with customers, and our cost competitiveness. However, there can be no assurance that the Company will acquire any of the outstanding opportunities described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry, as well as, the fact many solicitations we receive for the procurement of goods and services are associated with competitive bidding processes.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to three significant customers represented 51.8% of the Company’s total sales for the three-month period ended September 30, 2024. Net sales to three significant customers represented 69% of the Company’s total sales for the three-month period ended September 30, 2023. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Accounts Receivable and Allowance for Credit Losses

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures. Accounts receivable are reported net of an allowance for credit losses. The Company estimates the allowance based on its analysis of historical experience, current economic market conditions, performance of specific account reviews, and other factored considerations to include, but not limited to, contracts covered by government funding and the overall health of the industry. Interest is not charged on past due balances. Based on these factors, there was an allowance for credit losses of $3,000 at September 30, 2024 and June 30, 2024. Changes to the allowance for credit losses are charged to expense and reduced by charge-offs, net of recoveries. The opening accounts receivable balance, net of allowance for credit losses of $3,000, at July 1, 2023 and July 1, 2024 were $5,755,282 and $6,635,490, respectively.

Results of Operations

Net sales for the three months ended September 30, 2024 and 2023 were $10,443,218 and $8,568,214, respectively, a 21.9% increase. In general, sales fluctuations may occur during comparable fiscal periods as the direct result of sales backlog levels, product mix, and specific contractual terms of those firm orders placed including contract value, scope of work, and contract delivery schedules.

For the three months ended September 30, 2024, the increase in sales when compared to the same period last year is primarily due to product mix with an overall increase in shipments on numerous power supplies contracts, with the largest increase related to a contract for power supplies supporting the AESA radar program. The increase in sales was offset, in part, by a decrease in magnetic shipments on several programs, with the largest decrease related to a contract for a family of power distribution transformers. These differences are mainly the result of the underlying contractual terms including contract value and delivery schedules.

Gross profits for the three months ended September 30, 2024 and 2023 were $2,800,882 and $2,245,377, respectively. Gross profit as a percentage of sales was approximately 26.8% and 26.2%, for the same periods, respectively. The increase in gross profit for the three months ended September 30, 2024 when compared to the same period last year resulted primarily from the increase in sales. The slight increase in the gross profit percentage resulted primarily from product mix.

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

Selling, general and administrative expenses were $1,081,669 for the three months ended September 30, 2024, an increase of $57,988, compared to the three months ended September 30, 2023. The increase in spending for the three months ended September 30, 2024 as compared to the same period in 2023 relates mainly to the increase in employee compensation costs, offset in part, by a decrease in travel expenses incurred during the period.

Other income for the three months ended September 30, 2024 and 2023 was $278,408 and $161,573, respectively. The increase for the three months ended September 30, 2024 is primarily due to the increase in interest income resulting from an increase in investment securities and an increase in fixed interest rates. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate for the three months ended September 30, 2024 was approximately 20.0% compared to 20.9% for the three months ended September 30, 2023. The effective tax rate in fiscal 2025 and fiscal 2024 is less than the statutory tax rate mainly due to the benefit received from ESOP dividends paid on allocated shares as well as the benefit from foreign derived intangible income, offset in part, by the permanent difference for incentive stock option expense recorded for book purposes which is not deductible for tax purposes. The effective tax rate in the three month period ended September 30, 2024 was lower than the prior year primarily from a greater benefit derived from the ESOP dividends paid on allocated shares and the benefit derived from the exercise of incentive stock options in the current period when compared to same period in the prior year.

Net income for the three months ended September 30, 2024, was $1,598,317 or $0.63 and $0.61 per share, basic and diluted, compared to net income of $1,094,544 or $0.44 per share, basic and diluted, for the three months ended September 30, 2023. The increase in net income in the three months ended September 30, 2024 resulted primarily from the increase in gross profit and an increase in other income, offset in part, by an increase in selling, general, and administrative expenses and an increase in the provision for income taxes, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2024 and 2023. The existing line of credit expires February 28, 2025.

The Company's working capital as of September 30, 2024 and 2023 was approximately $38.6 million and $32.8 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at fair market value. During the three months ended September 30, 2024 and 2023, the Company did not repurchase any shares held by the ESOP. Under an existing authorization from the Company's Board of Directors, as of September 30, 2024, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Three Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$1,389,114	$2,614,783
Net cash used in investing activities	(438,769)	(2,358,348)
Net cash (used in) provided by financing activities	(488,417)	59,480

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities compared to the prior year primarily relates to an increase in inventories, the payment of accounts payable and taxes payable, offset in part, by an increase in net income. Net cash used in investing activities decreased in the three months ended September 30, 2024 as compared to the same period in 2023 due to fewer additions to property, plant and equipment and higher investment securities when compared to the same period last year. Cash used in financing activities for the three months ended September 30, 2024 relates primarily to dividend payments on common stock, offset in part, by proceeds from the exercise of stock options. Comparably, the dividend in the prior year was declared but paid in the following quarter of fiscal year 2024. The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2024 and 2023, the Company expended $664,351 and $2,228,802, respectively, for plant improvements and new equipment, of which $595,823 and $2,149,160, respectively, was either reimbursed or eligible to be reimbursed under a not to exceed $7.4 million award received by the Company. The award received by the Company is in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. This funding award is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal year 2025, not reimbursable under the funding award received. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts.

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

Currently, there are no matters pending against the Company which could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Securities Sold

(c)	Securities Repurchased

As of September 30, 2024 the Company can repurchase up to $783,460 of its common stock pursuant to an existing authorization by the Board of Directors. During the quarter ended September 30, 2024 no shares were repurchased.

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

Date: November 13, 2024