Form 10-Q
period 2024-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2025-02-12
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

At February 10, 2025, there were 2,796,758 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2024 (Unaudited) and June 30, 2024

	December 31, 2024	June 30, 2024
ASSETS
Cash and cash equivalents	$8,027,478	$4,351,970
Investment securities	20,264,567	18,878,631
Trade accounts receivable, less allowance for credit losses of $3,000	6,993,840	6,635,490

Inventories:
Raw materials	1,813,168	1,693,448
Work-in-process	689,757	1,645,973
Costs related to contracts in process	15,109,021	15,904,588
Total inventories	17,611,946	19,244,009

Net deferred tax assets	864,449	895,154
Prepaid expenses and other current assets	1,793,934	3,231,402
Total current assets	55,556,214	53,236,656

Property, plant and equipment, net	4,635,071	3,306,275
Total assets	$60,191,285	$56,542,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,662,701	$3,751,209
Accrued expenses:
Salaries and wages	502,295	928,163
Vacation	534,025	511,144
ESOP payable	180,518	—
Other	1,284,491	757,552
Payroll and other taxes withheld	837	56,862
Contract liabilities	9,875,627	9,043,422
Income taxes payable	334,146	220,607
Total current liabilities	15,374,640	15,268,959

Total liabilities	15,374,640	15,268,959

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of December 31, 2024 and June 30, 2024. Outstanding 2,796,758 and 2,733,958 shares as of December 31, 2024 and June 30, 2024, respectively (includes 200,652 and 211,487 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	24,851,718	23,930,428
Accumulated other comprehensive gain	5,004	6,544
Retained earnings	28,232,545	26,004,790
	54,132,558	50,985,053

Less: Unearned ESOP shares	(3,868,093)	(3,868,093)
Cost of 333,116 and 395,916 shares of common stock in treasury as of December 31, 2024 and June 30, 2024, respectively	(5,447,820)	(5,842,988)
Total stockholders’ equity	44,816,645	41,273,972

Total liabilities and stockholders' equity	$60,191,285	$56,542,931

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended December 31, 2024 and 2023

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Net sales	$13,608,740	$10,302,541	$24,051,958	$18,870,755
Cost of sales	10,445,028	7,159,966	18,087,364	13,482,803
Gross profit	3,163,712	3,142,575	5,964,594	5,387,952

Selling, general and administrative expenses	1,139,275	1,049,690	2,220,944	2,073,371
Operating income	2,024,437	2,092,885	3,743,650	3,314,581

Other income
Interest income	260,222	161,513	527,839	308,943
Other	8,203	5,251	18,994	19,394
Total other income	268,425	166,764	546,833	328,337

Income before provision for income taxes	2,292,862	2,259,649	4,290,483	3,642,918

Provision for income taxes	384,363	464,279	783,667	753,004

Net income	$1,908,499	$1,795,370	$3,506,816	$2,889,914

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	(9,232)	3,622	(1,540)	5,417

Total comprehensive income	$1,899,267	$1,798,992	$3,505,276	$2,895,331

Net income per share:
Basic	$0.74	$0.73	$1.37	$1.17
Diluted	$0.71	$0.72	$1.32	$1.16

Weighted average number of shares outstanding:
Basic	2,583,307	2,478,588	2,554,622	2,474,340
Diluted	2,707,542	2,499,210	2,653,890	2,492,499

Dividends per share:	$0.25	$0.15	$0.50	$0.30

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended December 31, 2024

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of September 30, 2024	2,744,458	$1,043,291	$24,111,147	$14,236	$26,969,864	385,416	$(5,777,389)	$(3,868,093)	$42,493,056

Comprehensive income:

Net income					1,908,499				1,908,499

Other comprehensive loss, net of tax of ($1,939)				(9,232)					(9,232)

Total comprehensive income									1,899,267

Stock options exercised	52,300		649,030			(52,300)	329,569		978,599

Stock-based compensation			91,541						91,541

Dividends paid on common stock $0.25 per share					(645,818)				(645,818)

Balance as of December 31, 2024	2,796,758	$1,043,291	$24,851,718	$5,004	$28,232,545	333,116	$(5,447,820)	$(3,868,093)	$44,816,645

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Six Months Ended December 31, 2024

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2024	2,733,958	$1,043,291	$23,930,428	$6,544	$26,004,790	395,916	$(5,842,988)	$(3,868,093)	$41,273,972

Comprehensive income:

Net income					3,506,816				3,506,816

Other comprehensive loss, net of tax of ($323)				(1,540)					(1,540)

Total comprehensive income									3,505,276

Stock options exercised	62,800		728,257			(62,800)	395,168		1,123,425

Stock-based compensation			193,033						193,033

Dividends paid on common stock $0.50 per share					(1,279,061)				(1,279,061)

Balance as of December 31, 2024	2,796,758	$1,043,291	$24,851,718	$5,004	$28,232,545	333,116	$(5,447,820)	$(3,868,093)	$44,816,645

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

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities:
Net income	$3,506,816	$2,889,914

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	193,033	131,155
Depreciation	219,126	233,526
ESOP compensation expense	286,262	183,364
Deferred income tax benefit	30,705	(212,848)
Gain on disposal of property, plant and equipment	—	(150)
Changes in assets and liabilities:
Increase in trade accounts receivable	(358,350)	(205,985)
Decrease in income taxes receivable	—	35,666
Decrease in inventories	1,632,063	2,027,322
Decrease in prepaid expenses and other current assets	1,437,468	385,089
(Decrease) increase in accounts payable	(1,088,509)	892,011
Decrease in accrued salaries and wages	(425,868)	(382,530)
Increase (decrease) in vacation accrual	22,881	(163,645)
Decrease in ESOP payable	(105,744)	(70,093)
Increase in other accrued expenses	526,939	436,356
Decrease in payroll and other taxes withheld	(56,025)	(11,786)
Increase (decrease) in contract liabilities	832,205	(457,836)
Increase in income taxes payable	113,539	229,625
Net cash provided by operating activities	6,766,541	5,939,155

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,547,922)	(3,469,630)
Proceeds from grant award	—	968,722
Proceeds from sale of property, plant and equipment	—	150
Purchase of investment securities	(14,007,475)	(13,410,242)
Proceeds from sale/maturity of investment securities	12,620,000	11,508,438
Net cash used in investing activities	(2,935,397)	(4,402,562)

Cash Flows from Financing Activities:
Dividends on common stock	(1,279,061)	(741,895)
Proceeds from exercise of stock options	1,123,425	59,480
Net cash used in financing activities	(155,636)	(682,415)

Increase in cash and cash equivalents	3,675,508	854,178
Cash and cash equivalents, beginning of period	4,351,970	2,748,755
Cash and cash equivalents, end of period	$8,027,478	$3,602,933

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$639,014	$702,000

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

Note 2. Investment Securities

FASB Accounting Standards Codification (“ASC”) 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2024 and June 30, 2024 because of the immediate or short-term maturity of these financial instruments.

Investment securities at December 31, 2024 and June 30, 2024 consisted of certificates of deposit, municipal bonds and U.S. Treasury bills. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by major security type at December 31, 2024 and June 30, 2024 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2024
Certificates of deposit	$19,028,000	$—	$—	$19,028,000
Municipal bonds	1,134,476	5,797	(3,459)	1,136,814
U.S. Treasury bills	95,756	3,997	—	99,753
Total investment securities	$20,258,232	$9,794	$(3,459)	$20,264,567

June 30, 2024
Certificates of deposit	$17,651,000	$—	$—	$17,651,000
Municipal bonds	709,059	5,824	(3,313)	711,570
U.S. Treasury bills	510,288	5,773	—	516,061
Total investment securities	$18,870,347	$11,597	$(3,313)	$18,878,631

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At December 31, 2024, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of December 31, 2024 and June 30, 2024, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
December 31, 2024
Available-for-sale	$18,116,028	$2,148,539	$20,264,567

June 30, 2024
Available-for-sale	$17,889,582	$989,049	$18,878,631

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net income per share excluded options to purchase 0 shares of our common stock for the three and six months ended December 31, 2024 and 149,531 shares for the three and six months ended December 31, 2023, as the effect of including them would be anti-dilutive. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the six month periods ended December 31:

	2024	2023
Numerator:
Net income	$3,506,816	$2,889,914
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,733,958	2,702,633
Unearned ESOP shares	(211,487)	(233,646)
Weighted average common shares issued during the period	29,384	2,523
Weighted average ESOP shares earned during the period	2,767	2,830
Denominator for basic earnings per common shares –
Weighted average common shares	2,554,622	2,474,340

Diluted EPS:
Common shares outstanding, beginning of period	2,733,958	2,702,633
Unearned ESOP shares	(211,487)	(233,646)
Weighted average common shares issued during the period	29,384	2,523
Weighted average ESOP shares earned during the period	2,767	2,830
Weighted average dilutive effect of stock options	99,268	18,159
Denominator for diluted earnings per common shares –
Weighted average common shares	2,653,890	2,492,499

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended December 31, 2024 and 2023 was $91,541 and $75,502, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the three-month periods ended December 31, 2024 and 2023 was $8,362 and $10,290, respectively. The deferred tax benefit related to the NQSOs as of December 31, 2024 and 2023 was approximately $1,756 and $2,161, respectively. Total stock-based compensation expense recognized in the statements of comprehensive income for the six-month periods ended December 31, 2024 and 2023 was $193,033 and $131,155, respectively, before income taxes. The amount of this stock-based compensation expense related to NQSOs for the six-month periods ended December 31, 2024 and 2023 was $15,421 and $18,545, respectively. The deferred tax benefit related to the NQSOs as of December 31, 2024 and 2023 was approximately $3,238 and $3,894, respectively. The remaining stock option expense in each year related to incentive stock options (“ISOs”) which are not deductible by the Company when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of December 31, 2024, there was $423,041 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years, of which $385,833 relates to ISOs and $37,208 relates to NQSOs. The total deferred tax benefit related to these awards is expected to be $7,814.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of December 31, 2024, options covering 87,375 shares have been exercised and options covering 307,656 shares are outstanding. Options covering 4,969 shares remain available for grant after factoring the cancelled shares, which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of December 31, 2024, 27,600 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the six months ended December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Dividend yield	3.79%	3.63%
Company’s expected volatility	33.33%	31.20%
Risk-free interest rate	4.35%	4.39%
Expected term	5.1 yrs	5.3 yrs
Weighted average fair value per share of options granted during the period	$5.40	$4.03

The Company declared and paid regular cash dividends of $0.50 per share for the six months ended December 31, 2024 and paid $0.30 cash dividends for the six months ended December 31, 2023. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2024:

	Employee Stock Option Plans
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2024	322,056	$18.41	6.59
Granted	76,500	$21.58	9.52
Exercised	(62,800)	$17.89	—
Forfeited or expired	(500)	$16.54	—
Outstanding at December 31, 2024	335,256	$19.23	6.95	$3,661,427
Vested or expected to vest at December 31, 2024	320,083	$19.19	6.84	$3,507,361
Exercisable at December 31, 2024	180,356	$19.26	5.09	$1,964,248

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on December 31, 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2024. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the six months ended December 31, 2024 and 2023 was $668,878 and $9,482, respectively.

The following table summarizes changes in non-vested stock options during the six months ended December 31, 2024:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2024	147,300	$4.15
Granted	76,500	$5.40
Vested	(68,400)	$4.11
Forfeited or expired	(500)	$4.03
Non-vested at December 31, 2024	154,900	$4.78

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2024 and June 30, 2024. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits, the Company will determine a range of possible outcomes and, in accordance with ASC 450 “Contingencies,” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. There are no pending litigation matters or claims which we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Company was awarded $7.4 million in funding during the second quarter of fiscal year 2023 in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The work is being conducted on the Company’s property in Saratoga Springs, NY, with completion slated for the first quarter of calendar year 2025. The Company expects to be paid within 30 days after the submission of three milestone invoices, but will not be paid for expenses incurred in excess of the specified milestone payment limits. The Company will record the receipt of milestone payments received as a reduction from the cost of the assets. The Company will have an initial cash outlay to satisfy income tax obligations arising from the value of the milestone payments received. The cash outlay arising from federal income tax obligations is expected to be recaptured in future periods. Until recaptured, estimated tax obligations associated with the receipt of milestone payments are recorded on the balance sheet and included in deferred tax assets. As of December 31, 2024, net deferred tax assets include a deferred tax asset of $888,032 associated with milestone reimbursements received totaling $4,228,722. Included in property, plant, and equipment at December 31, 2024 was $2,311,788 not yet reimbursed for facility and capital upgrades under the funding award, compared to $965,392 in spending not yet reimbursed included in property, plant, and equipment at June 30, 2024. Included in accounts payable at December 31, 2024 was approximately $11,770 for facility and capital upgrades eligible to be reimbursed under the funding award compared to $272,560 included in accounts payable at June 30, 2024.

In June 2024, the Company notified the third-party administrator of the IBEW Local 1799 Pension Fund of its intention to withdraw permanently from the plan. As required by the Employee Retirement Income Security Act “ERISA”, the Company is subject to a termination withdrawal liability. The recorded termination withdrawal obligation at December 31, 2024 and June 30, 2024 totaled $561,852 and $772,157, respectively, shown within the accounts payable balance on the Company’s balance sheets. The remaining liability of $561,852 is expected to be paid in the second half of fiscal 2025. As the Company was the only remaining contributing employer to the multiemployer pension plan, its withdrawal constitutes a mass withdrawal termination. Final withdrawal calculations are contingent upon the availability of January 1, 2025 assets and the finalization of December 31, 2024 liabilities as the withdrawal liability will need to be re-determined based on a December 31, 2024 measurement date. The Company does not expect future adjustments to the established liability to have a material impact on the Company’s financial statements. The cost of the withdrawal liability obligation is recorded in indirect overhead product costs, capitalized in inventory and expensed through cost of sales based on shipments.

In December 2024, the Company was awarded $3.4 million in funding in support of facility and capital equipment upgrades. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The grant is expected to be in force through calendar year 2026. There are currently no expenditures or amounts that are considered reimbursable under this grant.

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

Significant judgment is required in determining the satisfaction of performance obligations. Revenues from our performance obligations are satisfied over time using the output method which considers the appraisal of results achieved and milestones reached or units delivered based on contractual shipment terms, typically shipping point. Revenue is recognized when, or as, the customer takes control of the product or services. The output method best depicts the transfer of control to the customer as the output method represents work completed. Control is typically transferred to the customer at the shipping point, as the Company has a present right to payment, the customer has legal title to the asset, the customer has the significant risks and rewards of ownership of the asset, and in most instances the customer has accepted the asset.

Total revenue recognized for the three and six months ended December 31, 2024 based on units delivered was $9,237,688 and $17,500,184, respectively, compared to $8,237,156 and $14,642,694 for the same period in fiscal year 2024. Total revenue recognized for the three and six months ended December 31, 2024 based on milestones achieved was $4,371,052 and $6,551,774, respectively, compared to $2,065,385 and $4,228,061 for the same period in fiscal year 2024.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of December 31, 2024. Our payment terms are generally 30-60 days.

Contract liabilities were $9,875,627 and $9,043,422 as of December 31, 2024 and June 30, 2024, respectively. The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. Revenue recognized that was in contract liabilities in the beginning of the fiscal year was $2,377,108 for the six months ended December 31, 2024. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at December 31, 2024 totaling approximately $120.1 million is currently estimated to be recognized in the following fiscal years: 16.6% in 2025; 37.4% in 2026; 7.6% in 2027, and 38.4% thereafter. The timing of supplier deliveries of material, production schedules, the completion of engineering deliverables, among other factors, could cause these estimates to change.

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

Recent Accounting Pronouncements Adopted

None

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $163,067 and $94,175 for the three-month periods ended December 31, 2024 and 2023, respectively. ESOP compensation expense was $286,262 and $183,364 for the six-month periods ended December 31, 2024 and 2023, respectively.

The ESOP shares as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Allocated shares	385,641	440,801
Committed-to-be-released shares	10,835	11,080
Unreleased shares	200,652	222,565
Total shares held by the ESOP	597,128	674,446
Fair value of unreleased shares	$6,049,658	$4,161,966

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three and six months ended December 31, 2024 and 2023, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan. Share distributions from the ESOP during the six months ended December 31, 2024 and 2023 totaled 65,491 and 44,157 shares, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Espey Mfg. & Electronics Corp. (“Espey”) is a power electronics design and original equipment manufacturing (OEM) company with a long history of developing and delivering reliable products for use in military and severe environment applications. Design, manufacturing, and testing is performed in our in-service 150,000+ square foot facility located at 233 Ballston Ave, Saratoga Springs, New York. Espey is classified as a “smaller reporting company” for purposes of the reporting requirements under the Securities Exchange Act of 1934, as amended. Espey’s common stock is publicly-traded on the NYSE American under the symbol “ESP.”

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

Future procurement needs supporting the military and the rail industry continue to drive competition. Many of our competitors have invested, and continue to invest, aggressively in upfront product design costs and accept lower profit margins as a strategic means of maintaining existing business and enhancing market share. This continues to put pressure on the pricing of our current products and has lowered our profit margins on some of our new business. In order to compete effectively for new business, in some cases we have invested in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. As part of our strategy, we adjust our pricing in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

Our sales strategy includes identifying and obtaining multiple new engineering design and development contracts in any given fiscal year to ensure optimal utilization of our engineering personnel in addition to securing follow-on production awards for product previously designed in-house, as well as, new or follow-on build to print opportunities. The Company targets those programs and opportunities which will generate future longer-term production tails in ensuing years. From time to time, we accept work associated with engineering design studies. While unlikely to result in near-term follow-on orders, this positions us competitively for future awards and expands our engineering team’s skillset.

The total backlog at December 31, 2024 was approximately $120.1 million, which included $78.3 million from three significant customers, compared to approximately $84.8 million at December 31, 2023, which included $57.4 million from five significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. It is not uncommon to receive orders which include delivery schedules extending beyond a year from the contract purchase date. Due to this, a customer’s future reorder point may vary. The backlog at December 31, 2024 is fully funded, except for approximately $20.4 million, representing two firm follow-on multi-year orders from a single customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in the unfunded backlog only those programs that it believes are likely to receive funding based on program status and discussions with customers. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves to the extent information is known or estimable.

Management expects revenues in fiscal year 2025 to be higher than revenues recognized during fiscal year 2024 but expects that net income per share will be lower than fiscal year 2024 net income per share, although greater than fiscal year 2023 net income per share. This expectation is driven primarily by orders already in our backlog that will be shipped in fiscal year 2025 with higher anticipated aggregate costs than the product mix shipped during fiscal year 2024.

From time to time, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which may arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue, but are not expected to have a significant impact on operating income in fiscal year 2025. Tariffs on steel and aluminum imports from various countries continue to be in effect and the newly inaugurated President has announced the imposition of additional tariffs. Although we are not currently experiencing any significant financial or raw material sourcing issues resulting from the product tariffs, the Company cannot provide any assurance that the existing and newly-imposed tariffs, the potential of additional tariffs, and the associated volatility arising from foreign trade policies, will not have a negative impact on our future earnings by increasing our raw material prices and augmenting the lead time for the availability of raw materials.

The labor workforce remains stable. Management continues to closely monitor workforce labor requirements to support our sales backlog and planned delivery schedules. Longer time-to-hire challenges remain for certain positions due to specific skillsets required for those positions. Unemployment rates in the local geographic region trend lower than the national average which has created a competitive recruiting environment. Where possible, the Company continues to offer on-the-job training and when necessary, continues to recruit personnel outside the local region. Combined with supply chain constraints, unforeseen labor disruptions could delay shipments and result in missing our backlog fulfillment projections and recognizing lower than anticipated operating income.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones. Cost overruns which may arise from technical and scheduling delays and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $9.6 million.

It is presently anticipated that a minimum of $19.9 million of orders comprising the December 31, 2024 backlog will be filled during the fiscal year ending June 30, 2025 subject, however, to the impact of the factors identified above. The minimum of $19.9 million does not include any shipments which may be made against orders subsequently received during the fiscal year ending June 30, 2025.

The Company currently expects new orders in fiscal year 2025 to be greater than those received in fiscal year 2024. New orders received in the first six months of fiscal year 2025 were approximately $46.9 million as compared to approximately $20.1 million new orders received in the first six months of fiscal year 2024. Included in new orders received during the current fiscal year is an award for $29.5 million, when fully funded, to provide electric power distribution panels for the U.S. Navy’s Columbia class submarines through calendar year 2030. In addition to the backlog and the new orders already booked in fiscal year 2025, the Company currently has outstanding opportunities representing approximately $113 million in the aggregate as of February 4, 2025 for both repeat and new programs. Outstanding opportunities encompass various new and previously manufactured power supplies, transformers, and subassemblies. We consider the value of those opportunities we believe are likely to be awarded based on factors which include: quotation status, communicated award dates, historical ordering, public information on defense programs and program funding, discussion with customers, and our cost competitiveness. However, there can be no assurance that the Company will acquire any of the outstanding opportunities described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry. Also, many solicitations we receive for the procurement of goods and services are associated with competitive bidding processes.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to four significant customers represented 62% of the Company’s total sales for the three-month period ended December 31, 2024. Net sales to five significant customers represented approximately 86% of the Company’s total sales for the three-month period ended December 31, 2023. Net sales to five significant customers represented approximately 69% of the Company’s total sales for the six-month period ended December 31, 2024. Net sales to five significant customers represented 82% of the Company’s total sales for the six-month period ended December 31, 2023. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Revenue

The majority of our sales are generated from military contracts from defense companies, the United States Department of Defense, other agencies of the government of the United States and foreign governments, for the design and development and/or manufacture of products. Sales are also generated from industrial manufacturers for similar services. We provide our products and design and development services under fixed-price contracts. Under fixed-price contracts we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss.

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

Inventoried work relating to contracts in process and work-in-process is valued at actual production cost, including factory overhead incurred to date. Contract costs include material, subcontract costs, labor, and an allocation of overhead costs. Work-in-process represents spare units and parts and other inventory items acquired or produced to service units previously sold or to meet anticipated future orders. Provision for losses on contracts is made when the existence of such losses becomes probable and estimable. The provision for losses on contracts is included in other accrued expenses on the Company’s balance sheet. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months.

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

Accounts Receivable and Allowance for Credit Losses

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures. Accounts receivable are reported net of an allowance for credit losses. The Company estimates the allowance based on its analysis of historical experience, current economic market conditions, performance of specific account reviews, and other factored considerations to include, but not limited to, contracts covered by government funding and the overall health of the industry. Interest is not charged on past due balances. Based on these factors, there was an allowance for credit losses of $3,000 at December 31, 2024 and June 30, 2024. Changes to the allowance for credit losses are charged to expense and reduced by charge-offs, net of recoveries. The opening accounts receivable balance, net of allowance for credit losses of $3,000, at July 1, 2023 and July 1, 2024 were $5,755,282 and $6,635,490, respectively.

Results of Operations

Net sales for the three months ended December 31, 2024 and 2023 were $13,608,740 and $10,302,541, respectively, a 32.1% increase. Net sales for the six months ended December 31, 2024 and 2023 were $24,051,958 and $18,870,755, respectively, a 27.5% increase. In general, sales fluctuations may occur during comparable fiscal periods as the direct result of sales backlog levels, product mix, and specific contractual terms of those firm orders placed including contract value, scope of work, and contract delivery schedules.

For the three months ended December 31, 2024, the increase in sales when compared to the same period last year is primarily due to more deliveries against an overall higher sales backlog and the product mix comprising those shipments. The increase in sales in the current year was primarily related to product supporting magnetics, power supply, and build to print contracts. During the current quarter, sales increased on deliveries for (i) a large follow-on order for power distribution panels, (ii) a large follow-on order for inverters used on armored multi-purpose vehicles, and (iii) numerous deliveries on build to print follow-on orders in which there were no sales in the comparable period last year. These increases were offset, in part, by a decrease in deliveries for (i) a contract for power supplies supporting the AESA radar program and (ii) fewer sales on an engineering development job which had fewer sales when compared to the same period last year.

For the six months ended December 31, 2024, the increase in sales when compared to the same period last year is primarily due to more deliveries against an overall higher sales backlog and the product mix comprising those shipments. The increase in sales in the current year was primarily related to product supporting power supply, magnetics, and build to print contracts. For the six months ended December 31, 2024, sales increased on deliveries for (i) a large follow-on order for power distribution panels, (ii) a large follow-on order for inverters used on armored multi-purpose vehicles, (iii) deliveries on several follow-on orders for power supplies and overall build to print contracts, (iv) shipments on a large multi-year magnetics contract for transformers, and (v) sales on a new engineering development contract in which there were no comparable sales in the prior period. These increases were offset, in part, by a decrease in sales related to a family of power distribution transformers for a single customer.

Gross profits for the three months ended December 31, 2024 and 2023 were $3,163,712 and $3,142,575, respectively. Gross profit as a percentage of sales was approximately 23.2% and 30.5%, for the same periods, respectively. Gross profits for the six months ended December 31, 2024 and 2023 were $5,964,594 and $5,387,952, respectively. Gross profit as a percentage of sales was approximately 24.8% and 28.6% for the same periods, respectively.

Gross profits remained flat for the three months ended December 31, 2024 when compared to the same period last year and increased for the six months ended December 31, 2024 when compared to the same period last year. The decrease in the gross margin percentages for the three and six months ended December 31, 2024 when compared to the same period last year primarily resulted from (i) product mix, specifically impacted by shipments on a large magnetics program with lower gross margins, which management remains optimistic will improve as we work to achieve production efficiencies in the current build process on this internally designed product which has only had a limited number of completed production builds to date, (ii) higher than average profit margins on one-time sales to certain customers in the prior year, (iii) increased costs incurred with restarting a production line for a large power supply contract which is expected to generate future additional re-order opportunities, and (iv) costs incurred on a specific engineering development program.

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

Selling, general and administrative expenses were $1,139,275 for the three months ended December 31, 2024, an increase of $89,585, compared to the three months ended December 31, 2023. Selling, general and administrative expenses were $2,220,944 for the six months ended December 31, 2024, an increase of $147,573 compared to the six months ended December 31, 2023. The increase in spending for the three months ended December 31, 2024 as compared to the same period in 2023 relates mainly to the increase in employee compensation costs, outside selling costs related to non-employee sales representatives, an increase in travel expenditures, an increase in outbound freight costs related to higher sales, offset in part, by a decrease in conference expenses incurred during the period. The increase in spending for the six months ended December 31, 2024 as compared to the same period in 2023 relates mainly to the increase in employee compensation costs, outside selling costs related to non-employee sales representatives, an increase in outbound freight costs related to higher sales, and an increase in travel expenditures, offset in part, by a decrease in conference expenses and general office supplies.

Other income for the three months ended December 31, 2024 and 2023 was $268,425 and $166,764, respectively. Other income for the six months ended December 31, 2024 and 2023 was $546,833 and $328,337, respectively. The increase for the three and six months ended December 31, 2024 is primarily due to the increase in interest income resulting from an increase in investment securities, offset in part, by declining interest rates. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate for the three and six months ended December 31, 2024 was approximately 16.8% and 18.3% respectively, compared to 20.5% and 20.7% for the three and six months ended December 31, 2023. The effective tax rate in fiscal 2025 and fiscal 2024 is less than the statutory tax rate mainly due to the benefit received from ESOP dividends paid on allocated shares as well as the benefit from foreign derived intangible income, offset in part, by the permanent difference for incentive stock option expense recorded for book purposes which is not deductible for tax purposes. The effective tax rate in the three and six month period ended December 31, 2024 was lower than the prior year primarily from a greater benefit derived from the ESOP dividends paid on allocated shares and the benefit derived from the exercise of incentive stock options in the current period when compared to same period in the prior year.

Net income for the three months ended December 31, 2024 was $1,908,499 or $0.74 and $0.71 per share, basic and diluted, compared to net income of $1,795,370 or $0.73 and $0.72 per share, basic and diluted, for the three months ended December 31, 2023. Net income for the six months ended December 31, 2024 was $3,506,816 or $1.37 and $1.32 per share, basic and diluted, compared to $2,889,914 or $1.17 and $1.16 per share, basic and diluted, for the six months ended December 31, 2023. The increase in net income in the three months ended December 31, 2024 when compared to the same period last year resulted primarily from the increase in interest income and lower provision for income taxes. The increase in net income in the six months ended December 31, 2024 when compared to the same period last year resulted primarily from the increase in gross profit and the increase in interest income, offset in part, by an increase in selling, general, and administrative expenses and an increase in the provision for income taxes, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at December 31, 2024 and 2023. The existing line of credit expires February 28, 2025. Management anticipates that the line of credit will be renewed.

The Company's working capital as of December 31, 2024 and 2023 was approximately $40.2 million and approximately $33.1 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at fair market value. During the three and six months ended December 31, 2024 and 2023, the Company did not repurchase any shares held by the ESOP. Under an existing authorization from the Company's Board of Directors, as of December 31, 2024, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Six Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$6,766,541	$5,939,155
Net cash used in investing activities	(2,935,397)	(4,402,562)
Net cash used in financing activities	(155,636)	(682,415)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to an increase in contract liabilities for cash advances received from customers, the decrease in prepaid expenses and other current assets, offset in part by a decrease in accounts payable. Net cash used in investing activities decreased in the six months ended December 31, 2024 as compared to the same period in 2023 due to fewer additions to property, plant and equipment and higher investment securities when compared to the same period last year. Cash used in financing activities for the six months ended December 31, 2024 relates primarily to dividend payments on common stock, offset in part, by proceeds from the exercise of stock options. Comparably, the dividends paid during the prior year were lower and cash received from stock option exercises in the prior year was significantly lower. The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2024 and 2023, the Company expended $1,547,922 and $3,469,630, respectively, for plant improvements and new equipment, of which $1,346,396 and $3,292,313, respectively, was either reimbursed or eligible to be reimbursed under a not to exceed $7.4 million award received by the Company. The award received by the Company is in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. This funding award is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal year 2025, not reimbursable under the funding awards received. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts.

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

As of December 31, 2024 the Company can repurchase up to $783,460 of its common stock pursuant to an existing authorization by the Board of Directors. During the quarter ended December 31, 2024 no shares were repurchased.

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

Date: February 12, 2025