Form 10-Q
period 2025-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2025-05-12
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

At May 8, 2025, there were 2,831,399 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2025 (Unaudited) and June 30, 2024

	March 31, 2025	June 30, 2024
ASSETS
Cash and cash equivalents	$13,859,462	$4,351,970
Investment securities	24,635,038	18,878,631
Trade accounts receivable, less allowance for credit losses of $3,000	6,407,177	6,635,490

Inventories:
Raw materials	1,859,193	1,693,448
Work-in-process	554,820	1,645,973
Costs related to contracts in process	14,174,050	15,904,588
Total inventories	16,588,063	19,244,009

Net deferred tax assets	923,934	895,154
Prepaid expenses and other current assets	4,945,190	3,231,402
Total current assets	67,358,864	53,236,656

Property, plant and equipment, net	5,480,631	3,306,275
Total assets	$72,839,495	$56,542,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,075,635	$3,751,209
Accrued expenses:
Salaries and wages	850,695	928,163
Vacation	593,723	511,144
ESOP payable	276,683	—
Other	1,359,315	757,552
Payroll and other taxes withheld	63,357	56,862
Contract liabilities	21,018,310	9,043,422
Income taxes payable	277,030	220,607
Total current liabilities	26,514,748	15,268,959

Total liabilities	26,514,748	15,268,959

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of March 31, 2025 and June 30, 2024. Outstanding 2,816,558 and 2,733,958 shares as of March 31, 2025 and June 30, 2024, respectively (includes 195,234 and 211,487 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	25,172,305	23,930,428
Accumulated other comprehensive gain	6,731	6,544
Retained earnings	29,287,337	26,004,790
	55,509,664	50,985,053

Less: Unearned ESOP shares	(3,868,093)	(3,868,093)
Cost of 313,316 and 395,916 shares of common stock in treasury as of March 31, 2025 and June 30, 2024, respectively	(5,316,824)	(5,842,988)
Total stockholders’ equity	46,324,747	41,273,972

Total liabilities and stockholders' equity	$72,839,495	$56,542,931

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended March 31, 2025 and 2024

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Net sales	$10,302,719	$8,254,653	$34,354,677	$27,125,408
Cost of sales	7,354,335	6,190,462	25,441,699	19,673,265
Gross profit	2,948,384	2,064,191	8,912,978	7,452,143

Selling, general and administrative expenses	1,197,262	971,220	3,418,206	3,044,591
Operating income	1,751,122	1,092,971	5,494,772	4,407,552

Other income
Interest income	324,705	181,940	852,544	490,883
Other	11,601	2,881	30,595	22,275
Total other income	336,306	184,821	883,139	513,158

Income before provision for income taxes	2,087,428	1,277,792	6,377,911	4,920,710

Provision for income taxes	382,941	245,862	1,166,608	998,866

Net income	$1,704,487	$1,031,930	$5,211,303	$3,921,844

Other comprehensive income, net of tax:
Unrealized gain on investment securities	1,727	2,151	187	7,568

Total comprehensive income	$1,706,214	$1,034,081	$5,211,490	$3,929,412

Net income per share:
Basic	$0.66	$0.41	$2.03	$1.58
Diluted	$0.63	$0.40	$1.95	$1.56

Weighted average number of shares outstanding:
Basic	2,599,960	2,491,906	2,569,514	2,480,153
Diluted	2,699,674	2,571,921	2,668,928	2,519,708

Dividends per share:	$0.250	$0.175	$0.750	$0.475

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended March 31, 2025

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of December 31, 2024	2,796,758	$1,043,291	$24,851,718	$5,004	$28,232,545	333,116	$(5,447,820)	$(3,868,093)	$44,816,645

Comprehensive income:

Net income					$1,704,487				1,704,487

Other comprehensive income, net of tax of $363				1,727					1,727

Total comprehensive income									1,706,214

Stock options exercised	19,800		227,364			(19,800)	130,996		358,360

Stock-based compensation			93,223						93,223

Dividends paid on common stock $0.25 per share					(649,695)				(649,695)

Balance as of March 31, 2025	2,816,558	$1,043,291	$25,172,305	$6,731	$29,287,337	313,316	$(5,316,824)	$(3,868,093)	$46,324,747

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Nine Months Ended March 31, 2025

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2024	2,733,958	$1,043,291	$23,930,428	$6,544	$26,004,790	395,916	$(5,842,988)	$(3,868,093)	$41,273,972

Comprehensive income:

Net income					5,211,303				5,211,303

Other comprehensive gain, net of tax of $39				187					187

Total comprehensive income									5,211,490

Stock options exercised	82,600		955,621			(82,600)	526,164		1,481,785

Stock-based compensation			286,256						286,256

Dividends paid on common stock $0.75 per share					(1,928,756)				(1,928,756)

Balance as of March 31, 2025	2,816,558	$1,043,291	$25,172,305	$6,731	$29,287,337	313,316	$(5,316,824)	$(3,868,093)	$46,324,747

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

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2025 and 2024

	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net income	$5,211,303	$3,921,844

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	286,256	206,575
Depreciation	334,732	343,825
ESOP compensation expense	435,298	311,664
Deferred income tax benefit	(28,780)	(916,006)
(Gain) Loss on disposal of property, plant and equipment	—	590

Changes in assets and liabilities:
Decrease in trade accounts receivable	228,313	439,862
Decrease in income taxes receivable	—	35,666
Decrease in inventories	2,655,946	278,237
Increase in prepaid expenses and other current assets	(1,713,788)	728,069
Decrease in accounts payable	(1,675,574)	1,623,255
Decrease in accrued salaries and wages	(77,468)	(178,004)
Increase in vacation accrual	82,579	(119,481)
Increase in ESOP payable	(158,615)	(110,982)
Increase in other accrued expenses	601,763	437,611
Increase in payroll and other taxes withheld	6,495	4,549
Increase in contract liabilities	11,974,888	(375,829)
Increase in income taxes payable	56,423	719,217
Net cash provided by operating activities	18,219,771	7,350,662

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2,509,088)	(4,501,997)
Proceeds from grant award	—	4,228,722
Proceeds from sale of property, plant and equipment	—	150
Purchase of investment securities	(26,616,220)	(18,442,671)
Proceeds from sale/maturity of investment securities	20,860,000	14,846,438
Net cash used in investing activities	(8,265,308)	(3,869,358)

Cash Flows from Financing Activities:
Dividends on common stock	(1,928,756)	(1,178,008)
Proceeds from exercise of stock options	1,481,785	504,213
Net cash used in financing activities	(446,971)	(673,795)

Increase in cash and cash equivalents	9,507,492	2,807,509
Cash and cash equivalents, beginning of period	4,351,970	2,748,755
Cash and cash equivalents, end of period	$13,859,462	$5,556,264

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$1,139,015	$1,162,000

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

Note 2. Investment Securities

FASB Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of March 31, 2025 and June 30, 2024 because of the immediate or short-term maturity of these financial instruments.

Investment securities at March 31, 2025 and June 30, 2024 consisted of certificates of deposit, municipal bonds and U.S. Treasury bills. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by major security type at March 31, 2025 and June 30, 2024 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2025
Certificates of deposit	$23,492,000	$—	$—	$23,492,000
Municipal bonds	1,134,518	8,988	(468)	1,143,038
U.S. Treasury bills	—	—	—	—
Total investment securities	$24,626,518	$8,988	$(468)	$24,635,038

June 30, 2024
Certificates of deposit	$17,651,000	$—	$—	$17,651,000
Municipal bonds	709,059	5,824	(3,313)	711,570
U.S. Treasury bills	510,288	5,773	—	516,061
Total investment securities	$18,870,347	$11,597	$(3,313)	$18,878,631

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At March 31, 2025, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of March 31, 2025 and June 30, 2024, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
March 31, 2025
Available-for-sale	$23,139,022	$1,496,016	$24,635,038

June 30, 2024
Available-for-sale	$17,889,582	$989,049	$18,878,631

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net income per share excluded options to purchase 2,500 shares of our common stock for the three and nine months ended March 31, 2025 and 60,766 shares for the three and nine months ended March 31, 2024, as the effect of including them would be anti-dilutive. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the three month periods ended March 31:

	2025	2024
Numerator:
Net income	$1,704,487	$1,031,930
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,796,758	2,706,633
Unearned ESOP shares	(200,652)	(222,566)
Weighted average common shares issued during the period	3,794	7,778
Weighted average ESOP shares earned during the period	60	61
Denominator for basic earnings per common shares –
Weighted average common shares	2,599,960	2,491,906

Diluted EPS:
Common shares outstanding, beginning of period	2,796,758	2,706,633
Unearned ESOP shares	(200,652)	(222,566)
Weighted average common shares issued during the period	3,794	7,778
Weighted average ESOP shares earned during the period	60	61
Weighted average dilutive effect of stock options	99,714	80,015
Denominator for diluted earnings per common shares –
Weighted average common shares	2,699,674	2,571,921

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the nine month periods ended March 31:

	2025	2024
Numerator:
Net income	$5,211,303	$3,921,844
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,733,958	2,702,633
Unearned ESOP shares	(211,487)	(233,646)
Weighted average common shares issued during the period	41,606	5,606
Weighted average ESOP shares earned during the period	5,437	5,560
Denominator for basic earnings per common shares –
Weighted average common shares	2,569,514	2,480,153

Diluted EPS:
Common shares outstanding, beginning of period	2,733,958	2,702,633
Unearned ESOP shares	(211,487)	(233,646)
Weighted average common shares issued during the period	41,606	5,606
Weighted average ESOP shares earned during the period	5,437	5,560
Weighted average dilutive effect of stock options	99,414	39,555
Denominator for diluted earnings per common shares –
Weighted average common shares	2,668,928	2,519,708

Note 4. Stock Based Compensation

The Company follows ASC 718 “Compensation - Stock Compensation” in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended March 31, 2025 and 2024 was $93,223 and $75,420, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the three-month periods ended March 31, 2025 and 2024 was $8,362 and $8,179, respectively. The deferred tax benefit related to the NQSOs as of March 31, 2025 and 2024 was approximately $1,756 and $1,718, respectively. Total stock-based compensation expense recognized in the statements of comprehensive income for the nine-month periods ended March 31, 2025 and 2024 was $286,256 and $206,575, respectively, before income taxes. The amount of this stock-based compensation expense related to NQSOs for the nine-month periods ended March 31, 2025 and 2024 was $23,783 and $26,724, respectively. The deferred tax benefit related to the NQSOs as of March 31, 2025 and 2024 was approximately $4,994 and $5,612, respectively. The remaining stock option expense in each year related to incentive stock options (“ISOs”) which are not deductible by the Company when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of March 31, 2025, there was $340,519 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years, of which $311,672 relates to ISOs and $28,847 relates to NQSOs. The total deferred tax benefit related to these awards is expected to be $6,058.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"). The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of March 31, 2025, options covering 103,925 shares have been exercised and options covering 293,606 shares are outstanding. Options covering 2,469 shares remain available for grant after factoring the cancelled shares, which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of March 31, 2025, 24,350 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the nine months ended March 31, 2025 and 2024.

	March 31, 2025	March 31, 2024
Dividend yield	3.79%	3.63%
Company’s expected volatility	32.85%	31.20%
Risk-free interest rate	4.35%	4.39%
Expected term	5.1 yrs	5.3 yrs
Weighted average fair value per share of options granted during the period	$5.37	$4.03

The Company declared and paid regular cash dividends of $0.75 per share for the nine months ended March 31, 2025 and paid $0.475 cash dividends for the nine months ended March 31, 2024. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the nine months ended March 31, 2025:

	Employee Stock Option Plans
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2024	322,056	$18.41	6.59
Granted	79,000	$21.79	9.29
Exercised	(82,600)	$17.94	—
Forfeited or expired	(500)	$16.54	—
Outstanding at March 31, 2025	317,956	$19.37	6.83	$2,471,791
Vested or expected to vest at March 31, 2025	302,783	$19.10	6.64	$2,363,682
Exercisable at March 31, 2025	162,556	$19.38	4.86	$1,262,070

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on March 31, 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2025. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the nine months ended March 31, 2025 and 2024 was $841,603 and $186,186, respectively.

The following table summarizes changes in non-vested stock options during the nine months ended March 31, 2025:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2024	147,300	$4.15
Granted	79,000	$5.37
Vested	(70,400)	$4.16
Forfeited or expired	(500)	$4.03
Non-vested at March 31, 2025	155,400	$4.76

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2025 and June 30, 2024. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits, the Company will determine a range of possible outcomes and, in accordance with ASC 450 “Contingencies,” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. There are no pending litigation matters or claims which we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Company was awarded $7.4 million in funding during the second quarter of fiscal year 2023 in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The work is being conducted on the Company’s property in Saratoga Springs, NY, and is in the final stages, nearing completion. The Company expects to be paid within 30 days after the submission of three milestone invoices, but will not be paid for expenses incurred in excess of the specified milestone payment limits. The Company has recorded any receipts of milestone payments received as a reduction from the cost of the assets. The Company incurred an initial cash outlay to satisfy income tax obligations arising from the value of the milestone payments received. The cash outlay arising from federal income tax obligations is expected to be recaptured in future periods. Until recaptured, estimated tax obligations associated with the receipt of milestone payments are recorded on the balance sheet and included in deferred tax assets. As of March 31, 2025, net deferred tax assets include a deferred tax asset of $888,032 associated with milestone reimbursements received totaling $4,228,722. Included in property, plant, and equipment at March 31, 2025 was $2,535,297 not yet reimbursed for facility and capital upgrades under the funding award, compared to $965,392 in spending not yet reimbursed included in property, plant, and equipment at June 30, 2024. Included in accounts payable at March 31, 2025 was approximately $25,000 for facility and capital upgrades eligible to be reimbursed under the funding award compared to $272,560 included in accounts payable at June 30, 2024.

In June 2024, the Company notified the third-party administrator of the IBEW Local 1799 Pension Fund of its intention to withdraw permanently from the plan. As required by the Employee Retirement Income Security Act “ERISA”, the Company is subject to a termination withdrawal liability. The recorded termination withdrawal obligation at March 31, 2025 and June 30, 2024 totaled $561,852 and $772,157, respectively, shown within the accounts payable balance on the Company’s balance sheets. As the Company was the only remaining contributing employer to the multiemployer pension plan, its withdrawal constitutes a mass withdrawal termination. Final withdrawal calculations have been completed and are in line with the established liability as of March 31, 2025.

In December 2024, the Company was awarded $3.4 million in funding in support of facility and capital equipment upgrades. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The grant is expected to be in force through calendar year 2026. Included in property, plant, and equipment at March 31, 2025 was $776,329 not yet reimbursed for facility and capital equipment upgrades under the funding award. Included in accounts payable at March 31, 2025 was approximately $152,701 for facility and capital upgrades eligible to be reimbursed under the funding award.

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

Total revenue recognized for the three and nine months ended March 31, 2025 based on units delivered was $9,557,710 and $27,057,894, respectively, compared to $7,546,422 and $22,189,116 for the same period in fiscal year 2024. Total revenue recognized for the three and nine months ended March 31, 2025 based on milestones achieved was $745,009 and $7,296,783, respectively, compared to $708,231 and $4,936,292 for the same period in fiscal year 2024.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of March 31, 2025. Our payment terms are generally 30-60 days.

Contract liabilities were $21,018,310 and $9,043,422 as of March 31, 2025 and June 30, 2024, respectively. The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. Of the $9,043,422 that was in contract liabilities as of June 30, 2024, $3,490,436 has been recognized in revenue as of the nine months ended March 31, 2025. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at March 31, 2025 totaling approximately $138 million is currently estimated to be recognized in the following fiscal years: 7.0% in 2025; 35.9% in 2026; 12.3% in 2027; 44.8% thereafter. The timing of supplier deliveries of material, production schedules, the completion of engineering deliverables, among other factors, could cause these estimates to change.

Note 7. Recently Issued Accounting Standards

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Additionally, the Company would be required to disclose income taxes paid (net of refunds received) disaggregated by individual jurisdictions, when the taxes paid in an individual jurisdiction is equal to or greater than five percent of the Company’s total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective for the annual period beginning July 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will evaluate the impact of ASU 2023-09 on its financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” with the goal of improving disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in captions that are commonly presented on the face of the financial statements such as cost of sales, SG&A, and research and development. These amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively to financial statements issued for reporting periods after the effect date of the updates or retrospectively to any or all prior periods presented in the financial statements. The Company will evaluate the impact of this guidance on its financial statements.

Recent Accounting Pronouncements Adopted

None

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40 “Share-based Payments.” Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheet and the statement of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $149,036 and $128,300 for the three-month periods ended March 31, 2025 and 2024, respectively. ESOP compensation expense was $435,298 and $311,664 for the nine-month periods ended March 31, 2025 and 2024, respectively.

The ESOP shares as of March 31, 2025 and 2024 were as follows:

	March 31, 2025	March 31, 2024
Allocated shares	383,812	428,974
Committed-to-be-released shares	16,253	16,619
Unreleased shares	195,234	217,026
Total shares held by the ESOP	595,299	662,619
Fair value of unreleased shares	$5,296,698	$5,479,907

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three and nine months ended March 31, 2025 and 2024, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan. Share distributions from the ESOP during the nine months ended March 31, 2025 and 2024 totaled 67,320 and 55,985 shares, respectively.

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

The total backlog at March 31, 2025 was $138 million, which included approximately $97.7 million from three significant customers, compared to $84.2 million at March 31, 2024, which included approximately $54.5 million from five significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. It is not uncommon to receive orders which include delivery schedules extending beyond a year from the contract purchase date. Due to this, a customer’s future reorder point may vary. The backlog at March 31, 2025 is fully funded, except for approximately $33.3 million, representing six firm follow-on multi-year orders from a single customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in the unfunded backlog only those programs that it believes are likely to receive funding based on program status and discussions with customers. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves to the extent information is known or estimable.

Management expects revenues and earnings per share to be higher in fiscal year 2025 than fiscal year 2024. This expectation is driven primarily by orders already in our backlog that will be shipped in the final quarter of fiscal year 2025 and the change in product mix shipped during fiscal year 2025 as compared to fiscal year 2024.

From time to time, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which may arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue, but are not expected to have a significant impact on operating income in fiscal year 2025. Tariffs on steel and aluminum imports from various countries continue to be a concern. Although we are not currently experiencing any significant financial or raw material sourcing issues resulting from the product tariffs, the Company is continuing to monitor the changes in foreign trade policies and the potential impact they could have on our business moving forward.

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

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones. Cost overruns which may arise from technical and scheduling delays and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $12.3 million.

It is presently anticipated that a minimum of $9.6 million of orders comprising the March 31, 2025 backlog will be filled during the fiscal year ending June 30, 2025 subject, however, to the impact of the factors identified above. The minimum of $9.6 million does not include any shipments which may be made against orders subsequently received during the fiscal year ending June 30, 2025.

As of March 31, 2025, new orders received year to date have exceeded total new orders received in fiscal 2024. New orders received in the first nine months of fiscal year 2025 were $75.1 million as compared to approximately $27.8 million new orders received in the first nine months of fiscal year 2024. Included in new orders received during the current fiscal year are two awards, one for $29.5 million and the other $19.8 million, when fully funded, to provide electric power distribution panels for the U.S. Navy’s Columbia class submarines through calendar year 2032. In addition to the backlog and the new orders already booked in fiscal year 2025, the Company currently has outstanding opportunities representing approximately $151 million in the aggregate as of May 1, 2025 for both repeat and new programs. Outstanding opportunities encompass various new and previously manufactured power supplies, transformers, and subassemblies. We consider the value of those opportunities we believe are likely to be awarded based on factors which include: quotation status, communicated award dates, historical ordering, public information on defense programs and program funding, discussion with customers, and our cost competitiveness. However, there can be no assurance that the Company will acquire any of the outstanding opportunities described above, many of which are subject to allocations of the United States defense spending and factors affecting the defense industry. Also, many solicitations we receive for the procurement of goods and services are associated with competitive bidding processes.

A significant portion of the Company’s business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Net sales to five significant customers represented 82% of the Company’s total sales for the three-month period ended March 31, 2025. Net sales to four significant customers represented 79% of the Company’s total sales for the three-month period ended March 31, 2024. Net sales to six significant customers represented approximately 75% of the Company’s total sales for the nine-month period ended March 31, 2025. Net sales to four significant customers represented 74% of the Company’s total sales for the nine-month period ended March 31, 2024. A loss of one of these customers or programs related to these customers, or customer requested deferrals of product delivery could significantly impact the Company.

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

Accounts Receivable and Allowance for Credit Losses

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures. Accounts receivable are reported net of an allowance for credit losses. The Company estimates the allowance based on its analysis of historical experience, current economic market conditions, performance of specific account reviews, and other factored considerations to include, but not limited to, contracts covered by government funding and the overall health of the industry. Interest is not charged on past due balances. Based on these factors, there was an allowance for credit losses of $3,000 at March 31, 2025 and June 30, 2024. Changes to the allowance for credit losses are charged to expense and reduced by charge-offs, net of recoveries. The opening accounts receivable balance, net of allowance for credit losses of $3,000, at July 1, 2023 and July 1, 2024 were $5,755,282 and $6,635,490, respectively.

Results of Operations

Net sales for the three months ended March 31, 2025 and 2024 were $10,302,719 and $8,254,653, respectively, a 24.8% increase. Net sales for the nine months ended March 31, 2025 and 2024 were $34,354,677 and $27,125,408, respectively, a 26.7% increase. In general, sales fluctuations may occur during comparable fiscal periods as the direct result of sales backlog levels, product mix, and specific contractual terms of those firm orders placed including contract value, scope of work, and contract delivery schedules.

For the three months ended March 31, 2025, the increase in sales when compared to the same period last year is primarily due to more deliveries against an overall higher sales backlog and the product mix comprising those shipments. The increase in sales in the current year was mainly related to our power supply and build to print programs. During the current quarter, sales increased on deliveries for some key build to print and power supply contracts. These increases were partially offset by the completion of a power supply program which had sales in the prior comparable period and a decrease in sales relating to two main magnetics programs. These decreases are attributable to the timing of shipments on certain programs.

For the nine months ended March 31, 2025, the increase in sales when compared to the same period last year is primarily related to our power supply and build to print programs. These increases were partially offset by a decrease in sales for two main magnetics programs also attributable to the timing of shipments on certain programs.

Gross profits for the three months ended March 31, 2025 and 2024 were $2,948,384 and $2,064,191, respectively. Gross profit as a percentage of sales was approximately 28.6% and 25.0%, for the same periods, respectively. Gross profits for the nine months ended March 31, 2025 and 2024 were $8,912,978 and $7,452,143, respectively. Gross profit as a percentage of sales was approximately 25.9% and 27.5% for the same periods, respectively.

Gross profits as a percentage increased for the three months ended March 31, 2025 when compared to the same period last year and decreased for the nine months ended March 31, 2025 when compared to the same period last year. The increase in the gross margin percentage for the three months ended March 31, 2025 is mainly attributable to product mix, increased shipments on various power supply programs with higher than average gross margins, and increased margins on a key build to print program when compared to the same period last year. The gross margin percentage decreased for the nine months ended March 31, 2025 when compared to the same period last year due to the completion of two build to print contracts in the prior comparable period in which there were less sales in the nine months ended March 31, 2025. Further, there was increased spending and decreased margins for two main magnetics programs which management is confident will improve as the contracts progress.

The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period the mix of product shipments between higher margin programs, less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

Selling, general and administrative expenses were $1,197,262 for the three months ended March 31, 2025, an increase of $226,042, compared to the three months ended March 31, 2024. Selling, general and administrative expenses were $3,418,206 for the nine months ended March 31, 2025, an increase of $373,615 compared to the nine months ended March 31, 2024. The increase in spending for the three months ended March 31, 2025 as compared to the same period in 2024 relates mainly to the increase in employee compensation costs, outside selling costs related to non-employee sales representatives, an increase in employee recruitment fees, and increases in dues, subscriptions and training costs. The increase in spending for the nine months ended March 31, 2025 as compared to the same period in 2024 relates mainly to the increase in employee compensation costs, outside selling costs related to non-employee sales representatives, an increase in outbound freight costs related to higher sales, and an increase in employee recruitment fees.

Other income for the three months ended March 31, 2025 and 2024 was $336,306 and $184,821, respectively. Other income for the nine months ended March 31, 2025 and 2024 was $883,139 and $513,158, respectively. The increase for the three and nine months ended March 31, 2025 is primarily due to the increase in interest income resulting from an increase in cash held in money markets and investment securities. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate for the three and nine months ended March 31, 2025 was approximately 18.3%, compared to 19.2% and 20.3% for the three and nine months ended March 31, 2024. The effective tax rate in fiscal 2025 and fiscal 2024 is less than the statutory tax rate mainly due to the benefit received from ESOP dividends paid on allocated shares as well as the benefit from foreign derived intangible income, offset in part, by the permanent difference for incentive stock option expense recorded for book purposes which is not deductible for tax purposes. The effective tax rate for the three and nine months ended March 31, 2025 was lower than the prior year primarily from a greater benefit derived from the ESOP dividends paid on allocated shares and the benefit derived from the exercise of incentive stock options in the current period when compared to the same prior year period.

Net income for the three months ended March 31, 2025 was $1,704,487 or $0.66 and $0.63 per share, basic and diluted, compared to net income of $1,031,930 or $0.41 and $0.40 per share, basic and diluted, for the three months ended March 31, 2024. Net income for the nine months ended March 31, 2025 was $5,211,303 or $2.03 and $1.95 per share, basic and diluted, compared to $3,921,844 or $1.58 and $1.56 per share, basic and diluted, for the nine months ended March 31, 2024. The increase in net income in the three months ended March 31, 2025 when compared to the same period last year resulted primarily from the increase in gross profits and interest income which is slightly offset by an increase in selling, general, and administrative expenses and an increase in the provision for income taxes. The increase in net income in the nine months ended March 31, 2025 when compared to the same period last year resulted primarily from the increase in gross profit and the increase in interest income, offset in part, by an increase in selling, general, and administrative expenses and an increase in the provision for income taxes, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business. During the past two fiscal years, the Company has funded all of its operations with cash flows resulting from operating activities and when necessary, from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has a $3,000,000 line of credit available to help fund further growth or working capital needs but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at March 31, 2025 and 2024. The existing line of credit was renewed in March 2025.

The Company's working capital as of March 31, 2025 and 2024 was approximately $40.8 million and approximately $36.6 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at fair market value. During the three and nine months ended March 31, 2025 and 2024, the Company did not repurchase any shares held by the ESOP. Under an existing authorization from the Company's Board of Directors, as of March 31, 2025, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Nine Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$18,219,771	$7,350,662
Net cash used in investing activities	(8,265,308)	(3,869,358)
Net cash used in financing activities	(446,971)	(673,795)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to an increase in contract liabilities for cash advances received from customers and an increase in prepaid expenses and other current assets offset in part by a decrease in inventories and decrease in accounts payable. Net cash used in investing activities increased in the nine months ended March 31, 2025 as compared to the same period in 2024 due to higher investment securities offset in part by the increased proceeds from the maturity of investment securities when compared to the same period last year. Cash used in financing activities for the nine months ended March 31, 2025 slightly increased primarily to dividend payments on common stock, offset in part, by proceeds from the exercise of stock options. The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2025 and 2024, the Company expended $2,509,088 and $4,501,997, respectively, for plant improvements and new equipment, of which $2,346,233 and $4,294,632, respectively, was either reimbursed or eligible to be reimbursed under the not to exceed $7.4 million and $3.4 million awards received by the Company. The awards received by the Company are in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. These funding awards are part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal year 2025, not reimbursable under the funding awards received. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts.

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

Item 4. Controls and Procedures

(a) The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of March 31, 2025 the Company can repurchase up to $783,460 of its common stock pursuant to an existing authorization by the Board of Directors. During the quarter ended March 31, 2025 no shares were repurchased.

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

/s/ Kaitlyn O’Neil
Kaitlyn O’Neil
Principal Financial Officer

Date: May 12, 2025