Form 10-K
period 2025-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2025-09-16
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $64,226,066 based upon the closing sale price of $30.15 on the NYSE American on December 31, 2024.

At September 14, 2025 there were 2,924,418 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

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

General

Espey Mfg. & Electronics Corp. (“Espey”) is a power electronics design and original equipment manufacturing (OEM) company with a long history of developing and delivering highly reliable products for use in military and severe environment applications. Design, manufacturing, and testing is performed in our 174,000+ square foot facility located at 233 Ballston Ave., Saratoga Springs, New York. Espey is classified as a “smaller reporting company” for purposes of the reporting requirements under the Securities Exchange Act of 1934, as amended. Espey’s common stock is publicly-traded on the NYSE American under the symbol “ESP.”

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

In fiscal years ended June 30, 2025 and 2024, the Company's total sales were $43,950,872 and $38,736,319, respectively. Sales to six customers accounted for 16%, 13%, 12%, 12%, 11% and 10%, respectively, of total sales in 2025. Sales to five customers accounted for 20%, 18%, 16%, 16% and 11%, respectively, of total sales in 2024. This concentration level presents significant risk. A loss of one of these customers or programs related to these customers could significantly impact the financial performance of the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. In some instances, our sales may include shipments to more than one business unit of a particular customer.

Export shipments in fiscal years 2025 and 2024 were $3,124,820 and $2,350,087, respectively. The increase is primarily due to the increase in shipments on a large power supply contract in the current year when compared to the same period last year.

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

Ongoing demand in the power electronics industry across multiple manufacturing sectors continues to create shortages and extended lead times. In some instances, waiting times for certain components approach a year or more. We adequately factor supplier-provided lead times into internal planning schedules and new customer quotations. From time to time, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which may arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue but are not expected to have a significant impact on operating income in fiscal year 2026.

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

Sales Backlog

The total sales backlog at June 30, 2025 was approximately $139.7 million, which included approximately $95.2 million from three significant customers, compared to $97.2 million at June 30, 2024, which included approximately $61 million from four significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. Orders from significant customers may include more than a single program and procurement may originate from various divisions of the significant customer. The funded portion of the backlog at June 30, 2025 was $106.6 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at June 30, 2025 was $33 million, the majority of which represents amounts under multiple orders from a single customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at June 30, 2024 approximated $2.3 million. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable. Contracts are generally not cancellable without penalty or recourse.

The majority of our orders are generated from prime defense contractors, the United States Department of Defense, other agencies of the government of the United States and foreign governments, and are for the design and development and/or manufacture of products. Orders are also generated from industrial manufacturers for similar services. It is not uncommon to receive orders with delivery schedules extending beyond a year from the contract purchase date. This can cause the time between a customer’s original purchase date and purchase date of their next order to vary.

It is presently anticipated that approximately $49.1 million of orders comprising the June 30, 2025 backlog will be filled during the fiscal year ending June 30, 2026. The estimate of the June 30, 2025 backlog to be shipped in fiscal year 2026 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

Research and Development

We do very little research and development with the intent to develop and market new product offerings for sale to customers. Our business primarily is driven by customer product needs and custom product development funded by the applicable customers. We incur research costs to support a request for quotation from a customer product-specific need usually associated with stringent size and weight requirements. In addition, the Company's engineers and technicians spend varying amounts of time identifying improvements to existing products with the primary objective of reducing production costs. At times, engineers are tasked with researching replacement parts to remediate identified obsolescence on current or repeat production programs. The Company's expenditures for research related activities were approximately $71,074 and $86,714 in fiscal years 2025 and 2024, respectively.

Employees

The Company had 152 employees as of August 31, 2025. Approximately 34% of the employees are represented by the International Brotherhood of Electrical Workers. The current collective bargaining agreement was ratified on July 1, 2025 and is set to expire on June 30, 2028. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2025, and the Company believes will not in fiscal year 2026, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

The Saratoga Springs plant, which the Company owns, consists of two buildings on a 22 acre site, approximately eight acres of which is unimproved. The property is not subject to mortgage indebtedness or any other material encumbrance. The plant has a sprinkler system throughout and contains approximately 174,000 square feet of in-service floor space, of which 113,000 is used for manufacturing, 24,000 for engineering, 33,000 for shipping and climatically secured storage, and 4,000 for offices. The offices, engineering and some manufacturing areas are air-conditioned. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, impregnation and spray-painting operations. The manufacturing operation also includes a complete machine shop, with welding and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. In addition to meeting all of the Company's in-house needs, the machine shop and environmental facilities are available to other companies on a contract basis.

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

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE American (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2025	High	Low
First Quarter	$32.00	$20.50
Second Quarter	33.00	26.38
Third Quarter	30.29	25.16
Fourth Quarter	48.71	24.85

2024	High	Low
First Quarter	$18.00	$14.74
Second Quarter	19.29	14.69
Third Quarter	27.32	17.97
Fourth Quarter	26.31	20.20

Holders

The approximate number of holders of record of the common stock was 53 on September 12, 2025 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid regular cash dividends on common stock of $1.00 per share and declared a special cash dividend of $0.75 per share for the fiscal year ended June 30, 2025 and paid regular cash dividends on common stock of $0.675 per share for the fiscal year ended June 30, 2024. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend or declare a special dividend during any future years.

During fiscal year 2025, the Company did not sell any of its common stock to the Trustees of The Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust (the “ESOP”).

The Company did not make any open market purchases of equity securities in the fourth quarter of fiscal year 2025.

The following table sets forth information as of June 30, 2025 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	228,146	$ 19.26	12,469
Equity compensation plans not approved by security holders	—		—
Total	228,146		12,469

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects revenues in fiscal year 2026 to be higher than revenues recognized during fiscal year 2025. Net income per share is anticipated to fall below fiscal 2025 results driven primarily by orders already in our backlog that will be shipped in fiscal year 2026 with higher anticipated aggregate costs than the product mix shipped during fiscal 2025. As market factors, including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

Ongoing demand in the power electronics industry across multiple manufacturing sectors continues to create shortages and extended lead times. In some instances, waiting times for certain components approach a year or more. We adequately factor supplier-provided lead times into internal planning schedules and new customer quotations. From time to time, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which may arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue but are not expected to have a significant impact on operating income in fiscal year 2026.

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

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays which can arise as a result of, among other reasons, design complexity, availability of personnel with the requisite expertise, requirements to obtain customer approval at various milestones, and extended delivery lead times on material required for prototypes. Cost overruns which can be caused from technical and schedule delays and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $13 million.

The Company currently expects new orders in fiscal year 2026 to be lower than those received in fiscal year 2025.  During fiscal year 2025, the Company received $86.4 million in new orders which included two significant, multi-year contract awards in an aggregate sum of $49.4 million. In addition to the backlog, the Company currently has outstanding opportunities representing approximately $163 million in the aggregate as of August 31, 2025, for both repeat and new programs. Outstanding opportunities encompass various new and previously manufactured power supplies, transformers, and subassemblies. The stated amount includes only those opportunities that we believe are likely to be awarded based on factors which include: quotation status, communicated award dates, historical ordering, public information on defense programs and program funding, discussion with customers, and our cost competitiveness. However, there can be no assurance that the Company will acquire any of the outstanding opportunities described above, many of which are subject to allocations of the United States defense spending and elements affecting the defense industry. Many solicitations we receive for the procurement of goods and services takes place by competitive bidding.

Our sales strategy continues to focus on the long-standing relationships we have with many of the leading defense prime contractors. These relations yield growth opportunities from new product development and additional sales opportunities of existing products to these customers. The Company targets programs and opportunities which will generate future longer-term production tails in ensuing years. From time to time, we accept work associated with engineering design studies. While unlikely to result in near-term follow-on orders, this positions us competitively on future awards and expands our engineering team’s skillset.

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

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures, primarily for machinery and equipment and facility upgrades, are not expected to exceed $850,000 for fiscal year 2026. These upgrades would be in addition to those that are being funded by grants the Company was awarded. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts.

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

Results of Operations

Net sales for the years ended June 30, 2025 and 2024 were $43,950,872 and $38,736,319, respectively, an approximate 13.5% increase. In general, sales fluctuations within product categories will occur during a comparable fiscal period as the direct result of product mix, influenced by the duration of specific programs and the contractual terms of firm orders placed for product and services under those programs including contract value, scope of work and contract delivery schedules. Deliverables within firm contracts are often subject to delivery schedules which also contributes to sales fluctuations between comparable periods. Sales in fiscal year 2025 were higher when compared to the prior year primarily attributable to (i) several large multi-year contracts for shipboard transformers and power distribution panels, (ii) power systems for combat vehicles, and (iii) power systems for aircraft radar and missile platforms. Additionally, the Company saw increases on build to print sales. These increases were partially offset by a slight decrease in sales related to our magnetics programs where various contracts had fewer or no sales in the current reporting period as compared to the same period last year due to order completion or planned customer delivery schedules.

Gross profits for the years ended June 30, 2025 and 2024 were $12,684,631 and $10,653,060, respectively. Gross profit as a percentage of sales was 28.9% and 27.5%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period, the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income.

The increase in gross profit for the year ended June 30, 2025 when compared to the same period last year resulted primarily from (i) sales levels and general product mix, (ii) higher than average profit margins on completed milestone sales, and (iii) non-recurring cost savings related to realized labor efficiencies and savings on material purchases. Moreover, the gross profit in fiscal year 2024 had been negatively impacted by significant unanticipated costs incurred on several fixed-priced engineering design contracts and a specific build to print contract, all for power supplies, due to unforeseen complexities of the designs. These factors did not impact the fiscal year 2025 gross profit. Finally, gross profit in fiscal year 2025 was increased by an improvement in the overhead rate on shipments. This is attributed to the recorded pension withdrawal obligation established in the last quarter of fiscal year 2024 that was paid in full during fiscal year 2025. See Financial Statement Note 7. Pension Expense for further details.

Selling, general and administrative expenses were $4,557,945 for the fiscal year ended June 30, 2025, an increase of $444,337 compared to the fiscal year ended June 30, 2024. The increase in spending for the year ended June 30, 2025 compared to the same period in 2024 mainly arose from the temporary increase in employee compensation costs related to a brief overlap in a few positions requiring a training and transition period due to retirements that occurred during 2025. In addition, the Company had an increase in ESOP contributions, facility costs due to the completion of the new building, and travel and entertainment expenses. These increases were offset, in part, by a decrease in the cost of insurance, conference and training costs, and marketing and advertising costs.

Other income for the fiscal years ended June 30, 2025 and 2024 was $1,601,978 and $755,562, respectively. The increase is due to the increase in interest income resulting from an increase in investment securities and an increase in fixed interest rates. The Company also received a one-time Capital Investment Grant in the amount of $300,000 related to the completion of the new building in fiscal 2025. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate was approximately 16.3% in fiscal year 2025 and approximately 20.3% in fiscal year 2024. The effective tax rate in fiscal 2025 is less than the statutory tax rate mainly due to the benefit received from stock option exercises, dividends paid on allocated ESOP shares, and a benefit from foreign derived intangible income, offset in part by permanent differences related to incentive stock options. The effective tax rate in fiscal 2024 is less than the statutory tax rate mainly due to the benefit received from ESOP dividends paid on allocated shares and a benefit from foreign derived intangible income, offset in part by permanent differences related to incentive stock options.

The Company generated net income for fiscal year 2025 of $8,142,954 or $3.14 and $3.02 per share, basic and diluted, compared to net income of $5,815,140 or $2.34 and $2.29 per share, basic and diluted, for fiscal year 2024. The increase in net income in the year ended June 30, 2025 compared to the same period in 2024 is primarily attributable to higher sales, a higher gross profit margin percentage, an increase in other income, offset in part, by an increase in selling, general, and administrative expenses and an increase in the provision for income taxes.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary, from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2025 and 2024. The existing line of credit was extended and expires February 28, 2026.

The Company's working capital as of June 30, 2025 and 2024 was approximately $46.9 million and approximately $38 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the years ended June 30, 2025 and 2024, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of June 30, 2025, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	2025	2024
Net cash provided by operating activities	$20,991,372	$10,595,200
Net cash used in investing activities	(6,938,966)	(7,840,277)
Net cash used in financing activities	458,268	(1,151,708)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to an increase in contract liabilities and a decrease in inventory, offset in part, by an increase in accounts receivable, increase in prepaid expenses and other current assets, and a decrease in accounts payable. Net cash used in investing activities decreased in the year ended June 30, 2025 as compared to the same period in 2024 due to a decrease in proceeds received from grant awards and a decrease in additions to property, plant and equipment. This was partially offset by a decrease in the purchase of investment securities net of proceeds from the sale and maturity of investment securities when compared to the same period last year. Cash used in financing activities for the year ended June 30, 2025 relates primarily to dividend payments on common stock, offset in full, by proceeds from the exercise of stock options.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the fiscal years ended June 30, 2025 and 2024, the Company expended $4,365,404 and $5,164,165, respectively, for plant improvements and new equipment. Of the total expended amount, $3,260,000 was reimbursed in fiscal year 2025 and $4,228,722 was reimbursed in fiscal year 2024 under a not-to-exceed $7.4 million award received by the Company. Additionally, during the fiscal year ended June 30, 2025 there was $1,731,042 for plant improvements and new equipment eligible for reimbursement under a not-to-exceed $3.4 million award received by the Company. The award received by the Company is in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. This funding award is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. Separately, the Company has budgeted approximately $850,000 for new equipment and plant improvements in fiscal year 2026, not reimbursable under the funding award. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts.

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

Critical Accounting Policies and Significant Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make certain judgments, estimates, and assumptions that affect the reported amounts as presented on the face of the financial statements. These critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable. Management continually reviews and evaluates these critical accounting policies and estimates in light of evolving business conditions, regulatory developments, and changes in the economic environment. As future events cannot be determined and their impact on the financial statements are uncertain, actual results may differ from our estimates and could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from established estimates. The critical accounting policies and estimates that we believe have the most significant effect on our financial statements are revenue recognition, inventory valuation, and deferred taxes.

Revenue Recognition

The majority of our sales are generated from military contracts from defense companies, the Department of Defense, other agencies of the government of the United States and foreign governments. We provide our products and design and development services under fixed-price contracts. Under fixed-price contracts we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, our generated profit will fluctuate or a loss could be incurred.

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Significant judgment is required in determining performance obligations. We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. As the Company does not have standalone observable prices, a contract’s transaction price of each performance obligation is based on the standalone selling price, which is determined using an expected cost plus a margin approach.

Valuation of Inventories

Raw materials are valued at the lower of cost (average cost) or net realizable value. Balances for slow-moving and obsolete inventory are reviewed on a regular basis by analyzing estimated demand, inventory on hand, sales levels, market conditions, and other available information. Inventory balances are reduced based on this analysis.

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

The estimation of total cost at completion of a contract is subject to variables including contract costs incurred and expected to be incurred as well as estimates regarding contract completion dates. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of expected contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation process. When a change in expected estimated cost is determined, changes are reflected in current period earnings.

Deferred Taxes

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (ASC) Topic 740-10, “Accounting for Income Taxes."

Under the provisions of FASB ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID 317)

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Espey Mfg. & Electronics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Espey Mfg. & Electronics Corp. (the Company) as of June 30, 2025 and 2024, the related statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory and Accruals Related to Contracts in Process and Work in Process

As discussed in Notes 2 and 5 to the financial statements, inventory relating to contracts in process and work in process is valued at cost. Contract costs include material, subcontract costs, labor, and an allocation of overhead costs. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months. Provision for losses on contracts is made when the existence of such losses becomes probable and estimable. The provision for losses on contracts is included in other accrued expenses on the balance sheet.

The estimation of total cost at completion of a contract is subject to variables involving contract costs incurred and expected to be incurred and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of expected contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation process. When a change in expected estimated cost is determined, changes are reflected in current period earnings. Due to the magnitude of the inventory, and the subjectivity involved in estimating the total cost at completion we identified the evaluation as a critical audit matter, which required a high degree of auditor judgment.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures performed included the following:

●	Obtain understanding of the process and assumptions used by management to develop estimates to complete including labor, overhead and materials.
●	Perform retrospective review of prior period’s cost of sales percentage and estimates to complete.
●	Perform brainstorming meeting among the engagement team to determine where the estimate may be susceptible to fraud or error.
●	Test management’s estimate to complete and expected gross margin.
●	Review appropriateness of job loss accrual.

/s/ Freed Maxick, P.C.

We have served as the Company's auditor since 2014.

Rochester, New York

September 16, 2025

Espey Mfg. & Electronics Corp.

Balance Sheets

June 30, 2025 and 2024

	2025	2024
ASSETS
Cash and cash equivalents	$18,862,645	$4,351,970
Investment securities	24,717,245	18,878,631
Trade accounts receivable, less allowance for credit losses of $3,000	7,598,888	6,635,490

Inventories:
Raw materials	2,120,462	1,693,448
Work-in-process	681,334	1,645,973
Costs related to contracts in process	15,040,253	15,904,588
Total inventories	17,842,049	19,244,009

Deferred tax asset	1,202,019	895,154
Prepaid expenses and other current assets	4,933,562	3,231,402
Total current assets	75,156,408	53,236,656

Property, plant and equipment, net	3,960,156	3,306,275
Total assets	$79,116,564	$56,542,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,641,576	$3,751,209
Accrued expenses:
Salaries and wages	1,185,387	928,163
Vacation	568,078	511,144
Other	594,153	757,552
Payroll and other taxes withheld	93,456	56,862
Contract liabilities	22,886,404	9,043,422
Income taxes payable	298,510	220,607
Total current liabilities	28,267,564	15,268,959

Total liabilities	28,267,564	15,268,959

Commitments and Contingencies (See Note 13)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of June 30, 2025 and 2024. Outstanding 2,896,368 and 2,733,958 shares as of June 30, 2025 and 2024, respectively (Includes 189,817 and 211,487 Unearned ESOP Shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	26,331,842	23,930,428
Accumulated other comprehensive gain (loss)	11,596	6,544
Retained earnings	31,550,390	26,004,790
	58,937,119	50,985,053

Less: Unearned ESOP shares	(3,471,747)	(3,868,093)
Cost of 233,506 and 395,916 shares of common stock in treasury as of June 30, 2025 and 2024, respectively	(4,616,372)	(5,842,988)
Total stockholders' equity	50,849,000	41,273,972

Total liabilities and stockholders' equity	$79,116,564	$56,542,931

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Comprehensive Income

Years Ended June 30, 2025 and 2024

	2025	2024

Net sales	$43,950,872	$38,736,319
Cost of sales	31,266,241	28,083,259
Gross profit	12,684,631	10,653,060

Selling, general and administrative expenses	4,557,945	4,113,608
Operating income	8,126,686	6,539,452

Other income
Interest income	1,259,852	728,299
Other	342,126	27,263
Total other income	1,601,978	755,562

Income before provision for income taxes	9,728,664	7,295,014

Provision for income taxes	1,585,710	1,479,874

Net income	$8,142,954	$5,815,140

Other comprehensive income, net of tax:
Unrealized gain on investment securities	5,052	8,973

Total comprehensive income	$8,148,006	$5,824,113

Net income per share:
Basic	$3.14	$2.34
Diluted	$3.02	$2.29

Weighted average number of shares outstanding:
Basic	2,591,036	2,489,165
Diluted	2,696,192	2,536,967

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2025 and 2024

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

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (continued)

Years Ended June 30, 2025 and 2024

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2024	2,733,958	$1,043,291	$23,930,428	$6,544	$26,004,790	395,916	$(5,842,988)	$(3,868,093)	$41,273,972

Comprehensive income:

Net income					8,142,954				8,142,954

Other comprehensive income, net of tax of $1,061				5,052					5,052

Total comprehensive income									8,148,006

Stock options exercised	162,410		1,829,006			(162,410)	1,226,616		3,055,622

Stock-based compensation			346,281						346,281

Dividends paid on common stock $1.00 per share					(2,597,354)				(2,597,354)

Reduction of unearned ESOP shares			226,127					396,346	622,473

Balance as of June 30, 2025	2,896,368	$1,043,291	$26,331,842	$11,596	$31,550,390	233,506	$(4,616,372)	$(3,471,747)	$50,849,000

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2025 and 2024

	2025	2024
Cash Flows from Operating Activities:
Net income	$8,142,954	$5,815,140
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	346,281	283,673
Depreciation	451,523	453,517
ESOP compensation expense	622,472	438,136
Deferred income tax benefit	(306,865)	(1,032,981)
Loss (gain) on disposal of property, plant and equipment	—	590

Changes in assets and liabilities:
Increase in trade accounts receivable	(963,398)	(880,208)
Decrease in income tax receivable	—	35,666
Increase in inventories	1,401,960	645,572
Increase in prepaid expenses and other current assets	(1,702,160)	1,051,075
Decrease in accounts payable	(1,109,633)	2,538,833
Increase in accrued salaries and wages	257,224	37,415
Increase in vacation accrual	56,934	(174,044)
Decrease other accrued expenses	(163,399)	209,805
Increase in payroll and other taxes withheld	36,594	(9,180)
Increase in contract liabilities	13,842,982	961,584
Increase in income taxes payable	77,903	220,607
Net cash provided by operating activities	$20,991,372	$10,595,200

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(4,365,403)	(5,164,165)
Proceeds from grant award	3,260,000	4,228,722
Proceeds from sale of property, plant and equipment	—	150
Purchase of investment securities	(33,873,762)	(26,423,984)
Proceeds from sale/maturity of investment securities	28,040,200	19,519,000
Net cash used in investing activities	(6,938,965)	(7,840,277)

Cash Flows from Financing Activities:
Dividends paid on common stock	(2,597,354)	(1,678,070)
Proceeds from exercise of stock options	3,055,622	526,362
Net cash provided by (used in) financing activities	458,268	(1,151,708)

Increase in cash and cash equivalents	14,510,675	1,603,215
Cash and cash equivalents, beginning of the year	4,351,970	2,748,755
Cash and cash equivalents, end of the year	$18,862,645	$4,351,970

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$1,815,732	$2,258,965

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

We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Significant judgment is required in determining performance obligations. We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. As the Company does not have standalone observable prices, a contract’s transaction price of each performance obligation is based on the standalone selling price, which is determined using an expected cost plus a margin approach.

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

The estimation of total cost at completion of a contract is subject to variables including contract costs incurred and expected to be incurred as well as estimates regarding contract completion dates. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of expected contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation process. When a change in expected estimated cost is determined, changes are reflected in current period earnings.

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

Income Taxes

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (ASC) Topic 740-10, “Accounting for Income Taxes."

Under the provisions of FASB ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investment Securities

The Company accounts for its investments in debt securities in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in debt securities at June 30, 2025 and 2024 consisted of a combination of municipal bonds, U.S. Treasury bills, and certificates of deposit. The Company classifies investments in debt securities as available-for-sale, which are reported at fair market value. Unrealized holding gains and losses, net of related tax effect, on available-for-sale debt securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Realized gains and losses for debt securities classified as available-for-sale are included in earnings and are determined using the specific identification method. Interest income is recognized when earned. Fair values are based on quoted market prices available as of the balance sheet date, and are therefore considered a Level 1 valuation.

Fair Value of Financial Instruments

FASB ASC Topic 820 “Fair Value Measurement” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2025 and 2024 because of the immediate or short-term maturity of these financial instruments.

Accounts Receivable and Allowance for Credit Losses

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures. Accounts receivable are reported net of an allowance for credit losses. The Company estimates the allowance based on its analysis of historical experience, current economic market conditions, performance of specific account reviews, and other factored considerations to include, but not limited to, contracts covered by government funding and the overall health of the industry. Interest is not charged on past due balances. Based on these factors, there was an allowance for credit losses of $3,000 at June 30, 2025 and 2024. Changes to the allowance for credit losses are charged to expense and reduced by charge-offs, net of recoveries. The opening accounts receivable balance, net of allowance for credit losses of $3,000, at July 1, 2024 and July 1, 2023 were $6,635,490 and $5,755,282, respectively.

Per Share Amounts

FASB ASC Topic 260-10 “Earnings Per Share (EPS)” requires the Company to calculate net income per share based on basic and diluted net income per share, as defined. Basic EPS excludes dilution and unallocated ESOP shares and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income for fiscal years ended June 30, 2025 and 2024 consists of unrealized holding gains (losses) on available-for-sale debt securities.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which provides updates to qualitative and quantitative reportable segment disclosure requirements. The amendments in ASU 2023-07 require all public entities, including those with a single reportable segment, to include additional disclosures around significant segment expenses, as well as identify measures used by the Chief Operating Decision Maker in evaluating segment performance, allocating resources, and assessing Company results. Espey adopted ASU 2023-07 effective June 30, 2025. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, did not have a material impact on the Company’s segment-related disclosures. Refer to the notes to the financial statements for further information on Espey’s reportable segment.

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

In November, 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (Subtopic 220-40) which is intended to improve disclosures around public business entities expenses and address requests from investors for more detailed information about the types of expenses that are within commonly presented expense captions such as cost of sales and selling, general, and administrative costs. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard to our financial statements.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets in fiscal years 2025 and 2024. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet, if applicable.

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

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 3. Revenue

The Company follows FASB ASC 606 “Revenue from Contracts with Customers” to determine the recognition of revenue. This standard requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services.

Significant judgment is required in determining performance obligations. Revenues from our performance obligations are satisfied over time using the output method, using direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract. The output method considers the appraisal of results achieved, milestones reached or units delivered based on contractual shipment terms, typically shipping point. Revenue is recognized when, or as, the customer takes control of the product or services. The output method best depicts the transfer of control to the customer as the output method represents progress toward satisfaction of each performance obligation. For units delivered, control is typically transferred to the customer at the shipping point as the Company has a present right to payment, the customer has legal title to the asset, the customer has the significant risks and rewards of ownership of the asset, and in most instances the customer has accepted the asset. For milestones achieved, the customer has confirmed the performance defined in the contract has been met and the Company is entitled to payment.

Total revenue recognized for the year ended June 30, 2025 based on units delivered totaled $35,343,557 compared to $33,403,833 for the same period in fiscal year 2024. Total revenue recognized for the year ended June 30, 2025 based on milestones achieved totaled $8,607,314 compared to $5,332,486 for the same period in fiscal year 2024.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would result in the adjustment of the transaction price as of June 30, 2025. Our payment terms are generally 30-60 days.

Contract liabilities were $22,886,404 and $9,043,422 as of June 30, 2025 and 2024, respectively. The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. Revenue recognized, that was in contract liabilities in the beginning of the fiscal year, approximated $3,666,815 for the year ended June 30, 2025. The opening contract liabilities balance at July 1, 2024 and July 1, 2023 were $9,043,422 and $8,081,838, respectively. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog, representing performance obligations not yet satisfied, at June 30, 2025 totaling approximately $139.7 million is expected, based on expected due dates, to be recognized in the following fiscal years: 35% in 2026, 19% in 2027, 15% in 2028, and 31% thereafter. The nature of the contracts that make up the Company’s backlog are enforceable and include cancellation clauses. If a contract is terminated for the convenience of the government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. If a contract is terminated for default, the government generally pays for only the work it has accepted.

Significant Customers & Accounts Receivable Concentrations:

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to six domestic customers accounted for 74% of total sales in 2025. Each of the six customers accounted for 16%, 13% 12%, 12%, 11% and 10% of sales in fiscal year 2025. Sales to five domestic customers accounted for 81% of total sales in 2024. Each of those five customers accounted for 20%, 18%, 16%, 16% and 11%, respectively, of total sales in 2024. Orders from significant customers may include more than one program and procurement may originate from various divisions of the significant customer. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 51% represented by three customers at June 30, 2025. Each of the three customers accounted for 26%, 14%, and 11% of accounts receivable in fiscal year 2025. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 79% represented by five customers at June 30, 2024. Each of the five customers accounted for 38%, 20%, 10%, 7%, and 4% of accounts receivable in fiscal year 2024.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Export shipments in fiscal years 2025 and 2024 were $3,124,820 and $2,350,087, respectively.

Note 4. Investment Securities

Investment securities at June 30, 2025 consist of certificates of deposit and municipal bonds and at June 30, 2024, consisted of certificates of deposit, municipal bonds and U.S. Treasury bills. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value debt securities by major security type at June 30, 2025 and June 30, 2024 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2025
Certificates of deposit	$23,539,000	$—	$—	$23,539,000
Municipal bonds	1,163,567	14,678	—	1,178,245
U.S. Treasury bills	—	—	—	—
Total investment securities	$24,702,567	$14,678	$—	$24,717,245

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2024
Certificates of deposit	$17,651,000	$—	$—	$17,651,000
Municipal bonds	709,059	5,824	(3,313)	711,570
U.S. Treasury bills	510,288	5,773	—	516,061
Total investment securities	$18,870,347	$11,597	$(3,313)	$18,878,631

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. At June 30, 2025, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of June 30, 2025 and June 30, 2024, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
June 30, 2025
Available-for-sale	$22,933,933	$1,783,312	$24,717,245

June 30, 2024
Available-for-sale	$17,889,582	$989,049	$18,878,631

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 5. Contracts in Process

Contracts in process at June 30, 2025 and 2024 are as follows:

	2025	2024
Unrecognized gross contract value	$139,673,288	$97,216,542
Costs related to contracts in process	$15,040,253	$15,904,588

Included in costs relating to contracts in process at June 30, 2025 and 2024 are costs relative to contracts that may not be completed within the ensuing year as contracts vary in size, scope and duration. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statements of comprehensive income until the units under contract are shipped.

Note 6. Property, Plant and Equipment

Property, plant and equipment at June 30, 2025 and 2024 is as follows:

	2025	2024
Land	$45,000	$45,000
Building and improvements	6,137,629	5,472,156
Machinery and equipment	11,887,737	11,509,018
Furniture and fixtures	165,651	165,651
	18,236,017	17,191,825
Accumulated depreciation	(14,275,861)	(13,885,550)
Property, plant and equipment, net	$3,960,156	$3,306,275

Depreciation expense was $451,523 and $453,517 for the years ended June 30, 2025 and 2024, respectively.

The Company was awarded $7.4 million in funding during the second quarter of fiscal year 2023 in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The work is being conducted on the Company’s property in Saratoga Springs, NY, which was completed in April 2025. The Company received payment related to the third and final submission of milestone invoices. The Company recorded the receipt of milestone payments received as a reduction from the cost of the assets. The Company incurred an initial cash outlay to satisfy income tax obligations arising from the value of the milestone payments received. The cash outlay arising from federal income tax obligations is expected to be recaptured in future periods. Until recaptured, estimated tax obligations associated with the receipt of milestone payments are recorded on the balance sheet and included in deferred tax assets. As of June 30, 2025, net deferred tax asset includes a deferred tax asset of $1,298,291 associated with milestone reimbursements received totaling $7,488,722. As of June 30, 2025 no portion of the property, plant, and equipment balance was related to facility and capital upgrades pending reimbursement under the funding award, compared to $965,392 in spending that was not yet reimbursed and included in property, plant, and equipment at June 30, 2024. As of June 30, 2025 no portion of the accounts payable balance was related to capital upgrades eligible for reimbursement under this funding award compared to approximately $272,560 included in accounts payable at June 30, 2024. All assets related to this award were placed in service at June 30, 2025.

The Company received an additional award for $3.4 million in funding during the second quarter of fiscal year 2025 in support of continued facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. Work is being conducted on the Company’s property in Saratoga Springs, NY, which is anticipated to be completed by the end of fiscal year 2026. The Company will receive payment related to submission of milestones. The first two milestones are achieved upon placement of all purchase orders and subsequently submitted for reimbursement. The final milestone and final reimbursement is dependent on completion of all work to be performed and assets purchased to be placed in service. To receive full reimbursement for the $3.4 million award, the Company must invest approximately 15% or $508,000 in relation to these facility improvements and capital equipment upgrades. The Company will record the receipt of milestone payments as a reduction from the cost of the assets. The Company will have an initial cash outlay to satisfy income tax obligations arising from the value of the milestone payments received. The cash outlay arising from federal income tax obligations is expected to be recaptured in future periods. Until recaptured, estimated tax obligations associated with the receipt of milestone payments are recorded on the balance sheet and included in deferred tax assets. As of June 30, 2025, net deferred tax asset includes a deferred tax asset of $386,808 associated with items that will be reimbursed under this grant. As of June 30, 2025 the Company has received $0 in milestone reimbursements. Included in property, plant, and equipment at June 30, 2025 was approximately $1,731,042 not yet reimbursed for facility and capital upgrades under this funding award, which includes $63,029 related to assets that have been placed in service. Included in accounts payable at June 30, 2025 was approximately $108,306 for facility and capital upgrades eligible to be reimbursed under this funding award.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 7. Pension Expense

In the last quarter of the 2024 fiscal year, the Company notified the third-party administrator of the IBEW Local 1799 Pension Fund of its intention to withdraw permanently from the plan effective June 16, 2024. As required by the Employee Retirement Income Security Act “ERISA”, the Company is subject to a termination withdrawal liability. At June 30, 2024, the Company recorded a termination withdrawal obligation totaling $772,157, based on calculated amounts provided by a third-party actuary retained by the Pension Fund. This outstanding amount was shown within the accounts payable balance on the Company’s balance sheet at June 30, 2024. An initial withdrawal liability contribution payment to the Plan totaling $210,305 was made during July 2024. Final withdrawal calculations were provided to the Company on April 11, 2025 resulting in a final payment of $534,583 which was paid on May 8, 2025. The cost of the withdrawal liability obligation is recorded in indirect overhead product costs, capitalized in inventory and expensed through cost of sales based on shipments.

The Company is obligated to make contributions to the National Electrical Benefit Fund (NEBF) (Plan identifying number is 53-0181657). The Plan is a defined pension benefit plan covering eligible union employees. Such contributions and expenses amounted to $79,739 in fiscal year 2025 and $79,429 in fiscal year 2024. The contribution did not and will not in the future have a material impact on the Company’s financial statements.

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $66,617 and $60,301, for fiscal years 2025 and 2024, respectively.

Note 8. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2025 and 2024 is as follows:

	2025	2024
Current tax expense - federal	$1,882,969	$2,515,865
Current tax (benefit) expense - state	9,606	(3,010)
Deferred tax benefit	(306,865)	(1,032,981)
Provision for income taxes	$1,585,710	$1,479,874

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with FASB ASC 740-10.

The combined U.S. federal and state effective income tax rates of 16.3% and 20.3%, for 2025 and 2024 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in rate resulting from:
State franchise tax, net of federal income tax benefit	0.1	—
ESOP cost versus Fair Market Value	0.5	0.1
Dividend on allocated ESOP shares	(0.6)	(0.3)
Stock-based compensation	(3.8)	0.2
Foreign derived intangible income	(0.9)	(0.8)
Other	(0.0)	0.1
Effective tax rate	16.3%	20.3%

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 8. Provision for Income Taxes, Continued

For the years ended June 30, 2025 and 2024 deferred income tax benefit of $306,865 and $1,032,981, respectively, results from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2025 and 2024 are presented as follows:

	2025	2024
Deferred tax assets:
Accrued expenses	$171,491	$138,158
ESOP	39,113	32,698
Property, plant and equipment - principally due to differences in depreciation methods	1,023,074	601,358

Pension Withdrawal	—	162,153
Stock-based compensation	38,568	39,724
Total deferred tax assets	$1,272,246	$974,091

Deferred tax liability:
Inventory - effect of uniform capitalization	25,477	33,817
Prepaid expenses	44,750	45,120
Total deferred tax liability	$70,227	$78,937

Net deferred tax asset (liability)	$1,202,019	$895,154

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

As the result of the implementation of the FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. As of June 30, 2025 and 2024, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties in general and administrative expense. As of June 30, 2025 and 2024, the Company has not recorded any provision for accrued interest and penalties.

The Company is subject to taxation in the United States and various state jurisdictions. The federal tax returns are subject to audit for three years from date of filing unless the return was audited within that period. In general, the majority of state statutes follow similar guidelines. As such, the Company’s tax returns for tax years ending June 30, 2025, 2024, and 2023 remain open to examination by the respective taxing authorities.

Note 9. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40 “Compensation-Stock Compensation”. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. The ESOP borrowed from the Corporation an amount equal to the purchase price. The loan will be repaid in fifteen (15) equal annual installments of principal commencing June 2021. The Board of Directors has fixed the interest rate and the unpaid balance will bear interest at a fixed rate of 3.00% per annum. ESOP compensation expense was $622,472 and $438,136 for the years ended June 30, 2025 and 2024, respectively.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 9. Employee Stock Ownership Plan, Continued

The ESOP shares as of June 30, 2025 and 2024 were as follows:

	2025	2024
Allocated shares	405,482	451,132
Unearned shares	189,817	211,487
Total shares held by the ESOP	595,299	662,619
Fair value of unearned shares	$8,676,535	$4,494,099

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the years ended June 30, 2025 and 2024, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan. Share distributions from the ESOP during the years ended June 30, 2025 and 2024 totaled 67,320 shares and 55,984 shares, respectively.

Note 10. Stock-based Compensation

The Company follows FASB ASC 718-40 “Compensation-Stock Compensation” in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. Included as a reduction to the cost recognized for share-based payments is an estimate for option forfeitures. It is the Company’s policy to estimate expected option forfeitures based on historical experience. Actual forfeitures are adjusted prior to the vesting date if the impact is material.

Total stock-based compensation expense recognized in the statements of comprehensive income for the fiscal years ended June 30, 2025 and 2024, was $346,281 and $283,673, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the fiscal years ended June 30, 2025 and 2024, was $32,145 and $34,903, respectively. The deferred tax benefit related to the NQSOs as of June 30, 2025 and 2024 was $6,750 and $7,330, respectively. The remaining stock option expense, in each year, related to incentive stock options (“ISOs”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of June 30, 2025, there was $233,094 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.75 years, of which $212,609 relates to ISOs and $20,485 relates to NQSOs. The total deferred tax benefit related to the NQSOs in future years will be $4,302.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 10. Stock-based Compensation, Continued

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"), approved by the Company's stockholders at the Company's Annual Meeting on December 1, 2017. The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of common stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of common stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of June 30, 2025, options covering 163,435 shares have been exercised, options covering 224,096 shares are outstanding and options covering 154,473 shares have been cancelled. As of June 30, 2025, options covering 12,469 shares remain available for grant, after factoring the cancelled shares, which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of June 30, 2025, 4,050 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life, and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the years ended June 30, 2025 and 2024.

	2025	2024
Dividend yield	3.79%	3.61%
Expected stock price volatility	32.85%	31.21%
Risk-free interest rate	4.35%	4.39%
Expected option life (in years)	5.1 yrs	5.3 yrs
Weighted average fair value per share of options granted during the period	$5.37	$4.11

The Company paid regular cash dividends on common stock of $1.00 per share for the fiscal year ended June 30, 2025 and paid regular cash dividends on common stock of $0.675 per share for the fiscal year ended June 30, 2024. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the years ended June 30, 2025 and 2024:

	Employee Stock Option Plans
			Weighted
		Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2023	296,331	$19.15	6.49
Granted	80,900	$16.78	9.22
Exercised	(31,325)	$16.80	—
Forfeited or expired	(23,850)	$24.30	—
Outstanding at June 30, 2024	322,056	$18.41	6.59	$1,259,317
Granted	79,000	$21.79	9.04
Exercised	(162,410)	$18.81	—
Forfeited or expired	(10,500)	$18.90	—
Outstanding at June 30, 2025	228,146	$19.26	7.30	$6,033,634
Vested or expected to vest at June 30, 2025	214,100	$19.21	7.20	$5,671,899
Exercisable at June 30, 2025	83,746	$19.07	4.99	$2,231,351

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 10. Stock-based Compensation, Continued

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on June 30, 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2025. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the twelve months ended June 30, 2025 and 2024 was $2,023,198 and $195,236, respectively.

The following table summarizes changes in non-vested stock options during the years ended June 30, 2025 and 2024:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2023	132,600	$3.98
Granted	80,900	$4.11
Vested	(60,700)	$3.74
Forfeited or expired	(5,500)	$4.04
Non-vested at June 30, 2024	147,300	$4.15
Granted	79,000	$5.37
Vested	(71,400)	$4.18
Forfeited or expired	(10,500)	$4.71
Non-vested at June 30, 2025	144,400	$4.76

Note 11. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 3, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 70% represented by six customers at June 30, 2025. Each of the six customers accounted for 26%, 14%, 11%, 7%, 7% and 6% of accounts receivable in fiscal year 2025. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 79% represented by five customers at June 30, 2024. Each of the five customers accounted for 38%, 20%, 10%, 7%, and 4% of accounts receivable in fiscal year 2024.

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

Note 12. Related Parties

The administration of the shares of common stock held by the ESOP Trust is subject to the Espey Mfg. & Electronics Corp. Employee Retirement Plan and Trust (ESOP) and a Trust Agreement, each effective as of July 1, 2016. The Trustees’ rights with respect to the disposition of shares are governed by the terms of the Plan and the Trust Agreement. As to shares that have been allocated to the accounts of participants in the ESOP Trust, the Plan provides that the Trustees are required to vote such shares in accordance with instructions received from the participants. As to unallocated shares and allocated shares for which voting instructions have not been received from participants, the Plan provides that the Trustees are required to vote such shares in accordance with the direction of the Board of Directors of the Company under the terms of the Plan and Trust Agreement, which is currently in the same proportion as the instructions received on the allocated shares. See Note 9 for additional information regarding the ESOP.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

Note 13. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2025 and 2024. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with FASB ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, there are no matters pending.

Note 14. Stockholders' Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2025:

Stock options outstanding	228,146
Stock options available for issuance	12,469
Number of common shares reserved	240,615

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the years ended June 30:

	2025	2024
Numerator:
Net income	$8,142,954	$5,815,140
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,733,958	2,702,633
Unearned ESOP shares	(211,487)	(233,645)
Weighted average common shares issued during the period	60,416	11,837
Weighted average ESOP shares earned during the period	8,149	8,340
Denominator for basic earnings per common shares –
Weighted average common shares	2,591,036	2,489,165

Diluted EPS:
Common shares outstanding, beginning of period	2,733,958	2,702,633
Unearned ESOP shares	(211,487)	(233,645)
Weighted average common shares issued during the period	60,416	11,837
Weighted average ESOP shares earned during the period	8,149	8,340
Weighted average dilutive effect of stock options	105,156	47,802
Denominator for diluted earnings per common shares –
Weighted average common shares	2,696,192	2,536,967

Not included in this computation of earnings per share for the years ended June 30, 2025 and 2024 were options to purchase 0 and 62,691 shares, respectively, of the Company’s common stock. These options were excluded because their inclusion would have been anti-dilutive due to the average strike price exceeding the average market price of those shares.

Espey Mfg. & Electronics Corp.

Notes to Financial Statements

The Company paid regular cash dividends on common stock of $1.00 per share for the fiscal year ended June 30, 2025 and paid regular cash dividends on common stock of $0.675 per share for the fiscal year ended June 30, 2024. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend during any future years.

Note 15. Line of Credit

At June 30, 2025, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest payments equal to the SOFR Daily Floating Rate plus 2 percentage points. Any borrowing under the line of credit will be collateralized by accounts receivable. All outstanding balances are payable no later than the expiration date of the agreement, unless other terms are agreed to by the lender. The existing line of credit expires February 28, 2026. The Company did not borrow any funds during the last two fiscal years.

Note 16. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2025	Quarter	Quarter	Quarter	Quarter
Net sales	$10,443,218	$13,608,740	$10,302,719	$9,596,194
Gross profit	2,800,882	3,163,712	2,948,384	3,771,652
Net income	1,598,317	1,908,499	1,704,487	2,931,651
Net income per share -
Basic	0.63	0.74	0.66	1.10
Diluted	0.61	0.71	0.63	1.05

2024
Net sales	$8,568,214	$10,302,541	$8,254,653	$11,610,911
Gross profit	2,245,377	3,142,575	2,064,191	3,200,917
Net income	1,094,544	1,795,370	1,031,930	1,893,296
Net income per share -
Basic	0.44	0.73	0.41	0.76
Diluted	0.44	0.72	0.40	0.73

Note 17. Segment Reporting

As of June 30, 2025, the Company adopted FASB’s ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which provides enhancements to qualitative and quantitative reportable segment disclosure requirements for all public companies. Operating segments are clearly defined components of an entity in which separate financial information is readily available and reviewed by the chief operating decision maker (“CODM”) when allocating resources and assessing company performance. Espey’s CODM is the Chief Executive Officer. There is one management team that oversees a single operating segment and reports directly to the CEO. Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis, focusing on significant expenses, net income, and certain key performance indicators (“KPI”) presented on our internal monthly and weekly management reports. Significant expenses regularly provided to and reviewed by the CODM are Cost of Sales and Selling, General and Administrative costs which are each separately presented on the Company’s Consolidated Statement of Income. During the years ended June 30, 2025 and 2024, domestic revenue accounted for more than 90% of total revenue. The Company manages sales on a consolidated basis under one reportable segment.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2025.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on December 5, 2025) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules, Signatures

3.1	Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10-K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8 -K dated September 21, 2020)

4.1	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)

10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)

10.4	2017 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 27, 2017 for the December 1, 2017 Annual Meeting)

10.13	Employment Agreement dated September 8, 2025 with David O’Neil (filed herewith)

10.14	Employment Agreement with Peggy Murphy (incorporated by reference to Exhibit 10.14 on Espey’s Report on Form 10–Q dated February 14, 2022)

10.18	Stock Purchase Agreement dated as of December 1, 2020 between Espey Mfg. & Electronics Corp. and The Trustees of the Espey Mfg. & Electronics Corp. Employee Retirement Plan Trust (incorporated by reference to Exhibit 10.18 on Espey’s Report on Form 8-K dated December 1, 2020)

10.19	ESOP Loan Agreement dated as of December 1, 2020 between The Trustees of Espey Mfg. & Electronics Corp. Employee Retirement Plan Trust and Espey Mfg. & Electronics Corp. (incorporated by reference to Exhibit 10.19 on Espey’s Report on Form 8-K dated December 1, 2020)

10.20	Employment Agreement dated January 1, 2022 with Katrina L. Sparano (incorporated by reference to Exhibit 10.20 on Espey’s Report on Form 8–K dated January 1, 2022)

10.21	Employment Agreement dated March 15, 2025 with Jennifer M. Pickering (filed herewith)

10.22	Employment Agreement dated March 15, 2025 with Kaitlyn O’Neil (filed herewith)

14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)

19.1	Policy on Insider Trading (Revised March 8, 2024) (incorporated by reference to Exhibit 19.1 on Espey’s Report on Form 10 –K dated September 27, 2024)

23.1	Consent of Freed Maxick, P.C. (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97.1	Policy Related to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 19.1 on Espey’s Report on Form 10 –K dated September 27, 2024)

S I G N A T U R E S

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ David O’Neil
David O’Neil
President and Chief Executive Officer
September 16, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David O’Neil	President and Chief Executive Officer
David O'Neil	September 16, 2025

/s/Kaitlyn O’Neil	Principal Financial Officer
Kaitlyn O’Neil	September 16, 2025

/s/Carl Helmetag	Chairman of the Board
Carl Helmetag	September 16, 2025

/s/Paul J. Corr	Director
Paul J. Corr	September 16, 2025

/s/Nancy Patzwahl	Director
Nancy Patzwahl	September 16, 2025

/s/Michael W. Wool	Director
Michael W. Wool	September 16, 2025