Form 10-Q
period 2025-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2025-11-12
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

At November 10, 2025, there were 2,935,093 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

September 30, 2025 (Unaudited) and June 30, 2025

	September 30, 2025	June 30, 2025
ASSETS
Cash and cash equivalents	$22,220,227	$18,862,645
Investment securities	24,688,473	24,717,245
Trade accounts receivable, less allowance for credit losses of $3,000	6,357,856	7,598,888

Inventories:
Raw materials	2,167,024	2,120,462
Work-in-process	634,600	681,334
Costs related to contracts in process	18,262,149	15,040,253
Total inventories	21,063,773	17,842,049

Net deferred tax assets	1,309,528	1,202,019
Prepaid expenses and other current assets	5,090,848	4,933,562
Total current assets	80,730,705	75,156,408

Property, plant and equipment, net	4,116,026	3,960,156
Total assets	$84,846,731	$79,116,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$3,391,839	$2,641,576
Accrued expenses:
Salaries and wages	865,672	1,185,387
Vacation	544,233	568,078
ESOP payable	57,528	—
Other	409,332	594,153
Payroll and other taxes withheld	152,429	93,456
Contract liabilities	27,974,103	22,886,404
Income taxes payable	473,834	298,510
Total current liabilities	33,868,970	28,267,564

Total liabilities	33,868,970	28,267,564

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of September 30, 2025 and June 30, 2025. Outstanding 2,933,593 and 2,896,368 shares as of September 30, 2025 and June 30, 2025, respectively (includes 189,816 and 211,487 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	26,511,428	26,331,842
Accumulated other comprehensive gain	15,153	11,596
Retained earnings	30,977,620	31,550,390
	58,547,492	58,937,119

Less: Unearned ESOP shares	(3,471,747)	(3,471,747)
Cost of 196,281 and 233,506 shares of common stock in treasury as of September 30, 2025 and June 30, 2025, respectively	(4,097,984)	(4,616,372)
Total stockholders’ equity	50,977,761	50,849,000

Total liabilities and stockholders’ equity	$84,846,731	$79,116,564

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2025 and 2024

	September 30, 2025	September 30, 2024

Net sales	$9,092,876	$10,443,218
Cost of sales	5,875,874	7,642,336
Gross profit	3,217,002	2,800,882

Selling, general and administrative expenses	1,151,266	1,081,669
Operating income	2,065,736	1,719,213

Other income
Interest income	472,360	267,617
Other	19,422	10,791
Total other income	491,782	278,408

Income before provision for income taxes	2,557,518	1,997,621

Provision for income taxes	387,682	399,304

Net income	$2,169,836	$1,598,317

Other comprehensive income, net of tax
Unrealized gain on investment securities	3,557	7,692

Total comprehensive income	$2,173,393	$1,606,009

Net income per share:
Basic	$0.80	$0.63
Diluted	$0.76	$0.61

Weighted average number of shares outstanding:
Basic	2,719,387	2,525,937
Diluted	2,845,252	2,600,237

Dividends per share:	$1.00	$0.25

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended September 30, 2025

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2025	2,896,368	$1,043,291	$26,331,842	$11,596	$31,550,390	233,506	$(4,616,372)	$(3,471,747)	$50,849,000

Comprehensive income:

Net income					2,169,836				2,169,836

Other comprehensive income, net of tax of $747				3,557					3,557

Total comprehensive income									2,173,393

Stock options exercised	37,225		105,146			(37,225)	518,388		623,534

Stock-based compensation			74,440						74,440

Dividends paid on common stock $1.00 per share					(2,742,606)				(2,742,606)

Balance as of September 30, 2025	2,933,593	$1,043,291	$26,511,428	$15,153	$30,977,620	196,281	$(4,097,984)	$(3,471,747)	$50,977,761

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

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2025 and 2024

	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net income	$2,169,836	$1,598,317

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	74,440	101,492
Depreciation	117,879	109,381
ESOP compensation expense	247,344	123,194
Deferred income tax (benefit) expense	(107,509)	43,792
Loss on disposal of property, plant and equipment	2,016	—

Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	1,241,032	(383,333)
Increase in inventories	(3,221,724)	(191,658)
(Increase) decrease in prepaid expenses and other current assets	(157,286)	238,048
Increase in accounts payable	750,263	170,683
Decrease in accrued salaries and wages	(319,715)	(270,980)
(Decrease) increase in vacation accrual	(23,845)	15,102
Decrease in ESOP payable	(189,816)	(52,871)
(Decrease) increase in other accrued expenses	(184,821)	105,012
Increase in payroll and other taxes withheld	58,973	2,205
Increase (decrease) in contract liabilities	5,087,699	(327,812)
Increase in income taxes payable	175,324	108,542
Net cash provided by operating activities	5,720,090	1,389,114

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,290,569)	(664,351)
Proceeds from grant award	1,014,804	—
Purchase of investment securities	(6,691,671)	(7,258,418)
Proceeds from sale/maturity of investment securities	6,724,000	7,484,000
Net cash used in investing activities	(243,436)	(438,769)

Cash Flows from Financing Activities:
Dividends on common stock	(2,742,606)	(633,243)
Proceeds from exercise of stock options	623,534	144,826
Net cash used in financing activities	(2,119,072)	(488,417)

Increase in cash and cash equivalents	3,357,582	461,928
Cash and cash equivalents, beginning of period	18,862,645	4,351,970
Cash and cash equivalents, end of period	$22,220,227	$4,813,898

Supplemental Schedule of Cash Flow Information:
Income taxes paid, net of refunds	$320,813	$250,000

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Specific to inventories, including work-in-process and contracts in process, management evaluates, quarterly, those estimates used in determining the cost to complete for each contract on Espey Mfg. & Electronics Corp.’s (the “Company”) sales backlog. The change in estimates may affect the reported amount of inventories and gross profit in the current or a future period and could result in the Company recording a loss contingency when a loss is determined to be probable and reasonably estimated. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2025. Certain reclassifications may have been made to the prior year financial statements to conform to the current year presentation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2025 and June 30, 2025 because of the immediate or short-term maturity of these financial instruments.

Investment securities at September 30, 2025 and June 30, 2025 consisted of certificates of deposit and municipal bonds. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by major security type at September 30, 2025 and June 30, 2025 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2025
Certificates of deposit	$23,583,000	$—	$—	$23,583,000
Municipal bonds	1,086,293	19,180	—	1,105,473
Total investment securities	$24,669,293	$19,180	$—	$24,688,473

June 30, 2025
Certificates of deposit	$23,539,000	$—	$—	$23,539,000
Municipal bonds	1,163,567	14,678	—	1,178,245
Total investment securities	$24,702,567	$14,678	$—	$24,717,245

The portfolio is diversified, highly liquid, and primarily consists of investment grade fixed income instruments. At September 30, 2025, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of September 30, 2025 and June 30, 2025, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
September 30, 2025
Available-for-sale	$23,606,976	$1,081,497	$24,688,473

June 30, 2025
Available-for-sale	$22,933,933	$1,783,312	$24,717,245

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The computation of diluted net income per share did not exclude any options to purchase of our common stock for the three months ended September 30, 2025 and excluded 62,691 shares for the three months ended September 30, 2024 as the effect of including them would have been anti-dilutive. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the three month periods ended September 30:

	2025	2024
Numerator:
Net income	$2,169,836	$1,598,317
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,896,368	2,733,958
Unearned ESOP shares	(189,817)	(211,487)
Weighted average common shares issued during the period	12,779	3,407
Weighted average ESOP shares earned during the period	57	59
Denominator for basic earnings per common shares –
Weighted average common shares	2,719,387	2,525,937

Diluted EPS:
Common shares outstanding, beginning of period	2,896,368	2,733,958
Unearned ESOP shares	(189,817)	(211,487)
Weighted average common shares issued during the period	12,779	3,407
Weighted average ESOP shares earned during the period	57	59
Weighted average dilutive effect of stock options	125,865	74,300
Denominator for diluted earnings per common shares –
Weighted average common shares	2,845,252	2,600,237

Note 4. Stock Based Compensation

The Company follows FASB ASC 718-40 “Compensation – Stock Compensation” in establishing standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. Included as a reduction to the cost recognized for share-based payments is an estimate for option forfeitures. It is the Company’s policy to estimate expected option forfeitures based on historical experience. Actual forfeitures are adjusted prior to the vesting date if the impact is material.

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended September 30, 2025 and 2024 was $74,440 and $101,492, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the three-month periods ended September 30, 2025 and 2024 was $6,817 and $7,059, respectively. The deferred tax benefit related to the NQSOs as of September 30, 2025 and 2024 was $1,432 and $1,482, respectively. The remaining stock option expense in each year related to incentive stock options (“ISOs”) which are not deductible by the Company when exercised, assuming a qualifying disposition, and as such no deferred tax benefit was established related to these amounts.

As of September 30, 2025, there was $158,654 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next 1.25 years, of which $144,986 relates to ISOs and $13,668 relates to NQSOs. The total deferred tax benefit related to these awards is expected to be $2,870.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"), approved by the Company’s stockholders at the Company’s Annual Meeting on December 1, 2017. The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of September 30, 2025, options covering 200,660 shares have been exercised, options covering 186,871 shares are outstanding, and options covering 12,469 shares remain available for grant after factoring cancelled options, which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of September 30, 2025, 4,050 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the three months ended September 30, 2024. There were no options awarded during the three months ended September 30, 2025.

September 30, 2024
Dividend yield	3.79%
Company’s expected volatility	33.33%
Risk-free interest rate	4.35%
Expected term	5.1 yrs
Weighted average fair value per share of options granted during the period	$5.40

The Company paid regular cash dividends on common stock of $0.25 per share and paid a special dividend on common stock of $0.75 per share in the three months ended September 30, 2025. During the three months ended September 30, 2024, the Company paid a regular cash dividend on common stock of $0.25 per share. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the three months ended September 30, 2025 and 2024:

	Employee Stock Option Plans
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2024	322,056	$18.41	6.59
Granted	76,500	$21.58	9.77
Exercised	(10,500)	$13.79	—
Forfeited or expired	—	—	—
Outstanding at September 30, 2024	388,056	$19.16	6.98	$4,243,194

Balance at July 1, 2025	228,146	$19.26	7.30
Granted	—	—	—
Exercised	(37,225)	$16.75	—
Forfeited or expired	—	—	—
Outstanding at September 30, 2025	190,921	$19.75	7.09	$3,790,995
Vested or expected to vest at September 30, 2025	181,031	$19.66	7.00	$3,548,364
Exercisable at September 30, 2025	114,421	$18.32	5.96	$1,359,790

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on September 30, 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2025. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the three months ended September 30, 2025 and 2024 was $640,228 and $93,512, respectively.

The following table summarizes changes in non-vested stock options during the three months ended September 30, 2025 and 2024:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2024	147,300	$4.15
Granted	76,500	$5.40
Vested	(68,400)	$4.11
Forfeited or expired	—	—
Non-vested at September 30, 2024	155,400	$4.78

Non-vested at July 1, 2025	144,400	$4.76
Granted	—	—
Vested	(67,900)	$4.03
Forfeited or expired	—	—
Non-vested at September 30, 2025	76,500	$5.40

Note 5. Commitments and Contingencies

The Company from time to time, enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2025 and June 30, 2025. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits, the Company will determine a range of possible outcomes and, in accordance with ASC 450 “Contingencies,” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Adjustments are made to accruals, if any, periodically based on current information.

We are party to various litigation matters and claims that may arise in the ordinary course of business. Currently, there are no matters pending.

The Company received an award for $3.4 million in funding during the second quarter of fiscal year 2025 in support of continued facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. Work is being conducted on the Company’s property in Saratoga Springs, NY, which is anticipated to be completed by the end of fiscal year 2026. The Company will receive payment related to submission of milestone achievement. The first two milestones were achieved upon placement of all purchase orders and subsequently submitted for reimbursement. The final milestone and reimbursement are dependent on completion of all work to be performed and assets purchased to be placed in service. To receive full reimbursement of the $3.4 million award, the Company must invest approximately 15% or $508,000 of company funds over and above the $3.4 million award in relation to these facility improvements and capital equipment upgrades. The Company will record the receipt of milestone payments as a reduction from the cost of the assets. The Company will have an initial cash outlay to satisfy income tax obligations arising from the value of the milestone payments received. The cash outlay arising from federal income tax obligations is expected to be recaptured in future periods. Until recaptured, estimated tax obligations associated with the receipt of milestone payments are recorded on the balance sheet and included in deferred tax assets. As of September 30, 2025, the Company has received $1,014,804 in milestone reimbursements. Included in property, plant, and equipment at September 30, 2025 was approximately $1,852,844, net of reimbursements to date under this funding award, including $614,927 related to assets that have been placed in service. Included in accounts payable at September 30, 2025 was $418,480 for facility and capital upgrades of which $355,641 is eligible to be reimbursed under this funding award.

Note 6. Revenue

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

Total revenue recognized for the three months ended September 30, 2025 based on units delivered was $7,339,223 compared to $8,262,496 for the same period in fiscal year 2025. Total revenue recognized for the three months ended September 30, 2025 based on milestones achieved was $1,753,653 compared to $2,180,722 for the same period in fiscal year 2025. Net sales to five significant customers represented 79.7% of the Company’s total sales for the three-month period ended September 30, 2025. Net sales to three significant customers represented 51.8% of the Company’s total sales for the three-month period ended September 30, 2024. A single customer may participate in multiple active programs. Therefore, the loss of one program does not necessarily result in the loss of the customer relationship.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of September 30, 2025. Our payment terms are generally 30-60 days.

Contract liabilities were $27,974,103 and $22,886,404 as of September 30, 2025 and June 30, 2025, respectively. The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. Of the $22,886,404 that was in contract liabilities as of June 30, 2025, $729,350 has been recognized in revenue as of the three months ended September 30, 2025. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at September 30, 2025 totaling approximately $141.1 million is currently estimated to be recognized in the following fiscal years: 27.6% in 2026; 26.9% in 2027; 16.1% in 2028; 29.4% thereafter. The timing of supplier deliveries of material, production schedules, the completion of engineering deliverables, among other factors, could cause these estimates to change. The contracts that make up the Company’s backlog are enforceable and include cancellation clauses. If a contract is terminated for the convenience of the government, the Company would be entitled to receive payments for our allowable costs and, in general, the proportionate share of fees or earnings for the work done. If a contract is terminated for default, the government generally would pay for only the work it has accepted.

Note 7. Recently Issued Accounting Standards

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Additionally, the Company would be required to disclose income taxes paid (net of refunds received) disaggregated by individual jurisdictions, when the taxes paid in an individual jurisdiction is equal to or greater than five percent of the Company’s total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective for the annual period beginning July 1, 2025. The Company will assess the impact of ASU 2023-09 on its financial statements and plans to adopt the standard in its Form 10-K for the fiscal year ending June 30, 2026.

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

Recent Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which provides updates to qualitative and quantitative reportable segment disclosure requirements. The amendments in ASU 2023-07 require all public entities, including those with a single reportable segment, to include additional disclosures around significant segment expenses, as well as identify measures used by the Chief Operating Decision Maker in evaluating segment performance, allocating resources, and assessing Company results. Espey adopted ASU 2023-07 effective June 30, 2025. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 9. Segment Reporting for further information.

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40 “Share-based Payments.” Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheet and the statement of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. The ESOP borrowed from the Company an amount equal to the purchase price of the ESOP shares. The current outstanding loan will be repaid in fifteen (15) equal annual installments of principal which commenced June 2021. The unpaid balance bears interest at a fixed rate of 3.00% per annum. ESOP compensation expense was $247,344 and $123,194 for the three-month periods ended September 30, 2025 and 2024, respectively.

The ESOP shares as of September 30, 2025 and 2024 were as follows:

	September 30, 2025	September 30, 2024
Allocated shares	374,656	437,201
Committed-to-be-released shares	5,295	5,417
Unreleased shares	184,522	206,070
Total shares held by the ESOP	564,473	648,688
Fair value of unearned shares	$8,619,023	$6,200,646

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three months ended September 30, 2025 and 2024, the Company did not repurchase shares held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan. Total share distributions from the ESOP during the three months ended September 30, 2025 totaled 30,826, of which 20,985 were liquidated and 9,841 were transferred. Total share distributions from the ESOP during the three months ended September 30, 2024 totaled 14,357, of which 13,931 were liquidated and 426 were transferred.

Note 9. Segment Reporting

As of June 30, 2025, the Company adopted FASB’s ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which provides enhancements to qualitative and quantitative reportable segment disclosure requirements for all public companies. Operating segments are clearly defined components of an entity in which separate financial information is readily available and reviewed by the chief operating decision maker (“CODM”) when allocating resources and assessing company performance. Espey’s CODM is the Chief Executive Officer. There is one management team that oversees a single operating segment and reports directly to the CEO. Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data as presented on the face of the financial statements, focusing on significant expenses, net income, and certain key performance indicators (“KPI”) presented on our internal monthly and weekly management reports. Significant expenses regularly provided to and reviewed by the CODM are Cost of Sales and Selling, General and Administrative costs which are each separately presented on the Company’s Statement of Comprehensive Income. During each of the quarters ended September 30, 2025 and 2024, domestic revenue accounted for more than 90% of total revenue. The Company manages sales in totality, under one reportable segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Espey Mfg. & Electronics Corp. (“Espey”) is a power electronics design and original equipment manufacturing (OEM) company with a long history of developing and delivering reliable products for use in military and severe environment applications. Design, manufacturing, and testing is performed in our in-service 174,000+ square foot facility located at 233 Ballston Ave, Saratoga Springs, New York. Espey is classified as a “smaller reporting company” for purposes of the reporting requirements under the Securities Exchange Act of 1934, as amended. Espey’s common stock is publicly-traded on the NYSE American under the symbol “ESP.”

Espey began operations after incorporation in New York in 1928. We strive to remain competitive as a leader in high power energy conversion and transformer solutions through the design and manufacture of new and improved products by using advanced and “cutting edge” electronics technologies.

Espey is an ISO 9001:2015 and AS9100:2016 certified manufacturer of power conversion, advanced magnetics and “build to print” products where specifications are provided by the customer for the rugged industrial and military marketplace. Our primary products are power supplies, power converters, filters, power transformers, magnetic components, power distribution equipment, UPS systems, and antennas. The applications of these products include AC and DC locomotives, shipboard power, shipboard radar, airborne power, ground-based radar, and ground mobile power.

Espey services include design, development, and build to specifications provided by the customer (build to print), design services, design studies, environmental testing services, metal fabrication, painting services, and development of automatic testing equipment. Espey is vertically integrated, meaning that the Company produces individual components (including inductors), populates printed circuit boards, fabricates metalwork, paints, wires, qualifies, and fully tests items, mechanically, electrically and environmentally, in house. Portions of the manufacturing and testing process are subcontracted to vendors on occasion.

The Company markets its products primarily through its own direct sales organization and through outside sales representatives. Business is solicited from large industrial manufacturers and defense companies, the government of the United States, foreign governments and major foreign electronic equipment companies. Espey is also on the eligible list of contractors with the United States Department of Defense. We pursue opportunities for prime contracts directly with the Department of Defense and are generally solicited by Department of Defense procurement agencies for their needs falling within the major classes of products produced by the Company. Espey contracts with the Federal Government under cage code 20950 as Espey Mfg. & Electronics Corp.

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

Our business is not seasonal. However, the concentration of our business in the rail industry, equipment for military and industrial applications, and our customer concentrations expose us to on-going associated risks. These risks include, without limitation, fluctuating requirements for power supplies in the rail industry, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, the potential of governmental termination of orders for convenience, and the general strength of the industry sectors in which our customers transact business.

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

The total backlog at September 30, 2025 was approximately $141.1 million, which included $92.3 million from three significant customers, compared to approximately $94.6 million at September 30, 2024, which included $58.0 million from four significant customers. A single customer may participate in multiple active programs. Therefore, the loss of one program does not necessarily result in the loss of the customer relationship. For this reason, management believes that the customer backlog concentration poses minimal risk to the Company. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. It is not uncommon to receive orders which include delivery schedules extending beyond a year from the contract purchase date. Accordingly, a customer’s future reorder point may vary. The backlog at September 30, 2025 is fully funded, except for approximately $26 million, the majority of which represents amounts under multiple orders from a single customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in the unfunded backlog only those programs that it believes are likely to receive funding based on program status and discussions with customers. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves to the extent information is known or estimable. Contracts are generally not cancellable without penalty or recourse.

Management expects revenues to be higher in fiscal year 2026 than fiscal year 2025. This expectation is driven primarily by orders already in our backlog that are expected to be shipped before the end of fiscal year 2026. Following the review of the first quarter results, management believes that net income for fiscal year 2026 will approximate net income from fiscal year 2025. The Company does not anticipate that the government shutdown will have an adverse effect on future financial performance. However, the ultimate impact of such events is inherently uncertain and beyond the Company’s control, and actual results could differ from current expectations.

From time to time, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which may arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue, but are not expected to have a significant impact on operating income in fiscal year 2026. Tariffs on steel and aluminum imports from various countries remain in effect and, while not directly imposed on the Company, have contributed to higher costs from suppliers. Although we are not currently experiencing any significant financial or raw material sourcing issues resulting from the product tariffs, the Company cannot provide any assurance that the existing tariffs, the potential of additional tariffs, and the associated volatility arising from foreign trade policies, will not have a negative impact on our future earnings.

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

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays which arise from time to time as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones. Cost overruns which may arise from technical and scheduling delays and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $11.8 million.

It is presently anticipated that a minimum of $38.9 million of orders comprising the September 30, 2025 backlog will be filled during the fiscal year ending June 30, 2026 subject, however, to the impact of the factors identified above. The minimum of $38.9 million does not include any shipments which may be made against orders subsequently received during the fiscal year ending June 30, 2026.

The Company currently expects new orders in fiscal year 2026 to be lower than those received in fiscal year 2025. During fiscal year 2025, the Company received $86.4 million in new orders which included two significant, multi-year contract awards in an aggregate sum of $49.4 million. New orders received in the first three months of fiscal year 2026 were approximately $10.5 million as compared to $7.8 million of new orders received in the first three months of fiscal year 2025. In addition to the backlog, the Company currently has outstanding opportunities representing approximately $161.5 million in the aggregate as of November 10, 2025, for both repeat and new programs. Outstanding opportunities encompass various new and previously manufactured power supplies, transformers, and subassemblies. The stated amount includes only those opportunities that we believe are likely to be awarded based on factors which include: quotation status, communicated award dates, historical ordering, public information on defense programs and program funding, discussion with customers, and our cost competitiveness. However, there can be no assurance that the Company will acquire any of the outstanding opportunities described above, many of which are subject to allocations of the United States defense spending and elements affecting the defense industry. Many solicitations we receive for the procurement of goods and services takes place by competitive bidding.

Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. Management continues to pursue opportunities with current and new customers with an overall objective of lowering the concentration of sales, mitigating excessive reliance upon a single major product of a particular program and minimizing the impact of the loss of a single significant customer. As previously stated above, a single customer may participate in multiple active programs. Therefore, the loss of one program does not necessarily result in the loss of the customer relationship. For this reason, management believes that sales concentration poses minimal risk to the Company. Given the nature of our business, we believe our existing sales order backlog is fairly diversified in terms of customers and the category of products on order.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles requires management to make certain judgments, estimates, and assumptions that affect the reported amounts as presented on the face of the financial statements. These critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable. Management continually reviews and evaluates these critical accounting policies and estimates in light of evolving business conditions, regulatory developments, and changes in the economic environment. As future events cannot be determined and their impact on the financial statements are uncertain, actual results may differ from our estimates and could be material to the financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from established estimates. The critical accounting policies and estimates that we believe have the most significant effect on our financial statements are revenue recognition, inventory valuation, and deferred taxes.

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

Inventory Valuation

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

Accounts Receivable and Allowance for Credit Losses

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures. The accounts receivable balance is reported net of an allowance for credit losses. The Company estimates the allowance based on its analysis of historical experience, current economic market conditions, performance of specific account reviews, and other factored considerations to include, but not limited to, contracts covered by government funding and the overall health of the industry. Interest is not charged on past due balances. Based on these factors, there was an allowance for credit losses of $3,000 at September 30, 2025 and June 30, 2025. Changes to the allowance for credit losses are charged to expense and reduced by charge-offs, net of recoveries. The opening accounts receivable balance, net of allowance for credit losses of $3,000, at July 1, 2024 and July 1, 2025 were $6,635,490 and $7,598,888, respectively.

Results of Operations

Net sales for the three months ended September 30, 2025 and 2024 were $9,092,876 and $10,443,218, respectively, a 12.9% decrease. In general, sales fluctuations may occur during comparable fiscal periods as the direct result of sales backlog levels, product mix, and specific contractual terms of those firm orders placed including contract value, scope of work, and contract delivery schedules.

For the three months ended September 30, 2025, the decrease in sales when compared to the same period last year is primarily due to less deliveries and milestones met during the quarter due to the product mix comprising those shipments and milestones. The decrease in sales in the current year was mainly related to a few specific programs for our magnetics, power supply and build to print product groups. During the current quarter, sales declined due to the completion of a key build-to-print program that we saw in the prior comparable period and reduced deliveries on a power supply contract compared to the same quarter last year. Additionally, we saw a decrease in deliveries for a key multi-year magnetics program when compared to the first quarter in fiscal year 2024. These decreases were partially offset by the increase in sales on core power supply, magnetics, and build-to-print programs, different from those mentioned above. These decreases are attributable to the timing of shipments on certain programs. The decline in sales during the first quarter primarily reflects the timing of shipments on select programs and is not indicative of a sustained change in overall sales trends or order volume.

Gross profits for the three months ended September 30, 2025 and 2024 were $3,217,002 and $2,800,882, respectively. Gross profit as a percentage of sales was approximately 35.4% and 26.8%, for the same periods, respectively. The increase in gross margin percentage for the three months ended September 30, 2025, was primarily driven by product mix, labor cost efficiencies, and negotiated savings on material purchases for major power supply programs, as well as effective management of field support and subcontracting costs. The improvement in gross profits in the first quarter of fiscal year 2026 compared to the prior year, was partially offset by unanticipated costs on certain fixed-price engineering design contracts for power supplies, arising from unforeseen complexities in the designs.

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

Selling, general and administrative expenses were $1,151,266 for the three months ended September 30, 2025, an increase of $69,597, compared to the three months ended September 30, 2024. The slight increase in spending for the three months ended September 30, 2025 as compared to the same period last year relates to the increase in employee compensation costs, facility costs, and outside selling costs related to non-employee sales representatives. These increases were partially offset by a decrease in officer compensation, stock option expense, and shipping costs.

Other income for the three months ended September 30, 2025 and 2024 was $491,782 and $278,408, respectively. The increase for the three months ended September 30, 2025 is entirely due to the increase in interest income resulting from an increase in cash held in money market accounts and investment securities. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate for the three months ended September 30, 2025 was approximately 15.2%, compared to approximately 20.0% for the three months ended September 30, 2024. The effective tax rate in fiscal year 2026 is less than the statutory tax rate mainly due to the benefit received from ESOP dividends paid on allocated shares, the benefit from stock-based compensation, and FDII deductions, offset in part by the permanent difference in ESOP fair market value and cost which is not deductible for tax purposes. The effective tax rate for the three months ended September 30, 2025 was lower than the same period in the prior year, primarily due to a greater benefit derived from the ESOP dividends paid on allocated shares and the benefit derived from the exercise of incentive stock options, and the foreign-derived intangible income deduction in the current period when compared to the same period last year. In July 2025, the One Big Beautiful Bill Act (the "Tax Act") was enacted, introducing a series of corporate tax changes in the U.S., including 100% bonus depreciation on qualified property and full expensing for research and development expenditures. The impacts of the Tax Act are reflected in our results for the fiscal quarter ended September 30, 2025, and there was no material impact to our income tax expense or effective tax rate.

Net income for the three months ended September 30, 2025 was $2,169,836 or $0.80 and $0.76 per share, basic and diluted, compared to net income of $1,598,317 or $0.63 and $0.61 per share, basic and diluted, for the three months ended September 30, 2024. The increase in net income in the three months ended September 30, 2025 when compared to the same period last year resulted primarily from the increase in gross profits, increase in interest income, and a decrease in the provision for income taxes which is slightly offset by an increase in selling, general, and administrative expenses, all discussed above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business. During the past two fiscal years, the Company has funded all of its operations with cash flows resulting from operating activities and when necessary, from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has a $3,000,000 line of credit available to help fund further growth or working capital needs but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at September 30, 2025 and 2024. The existing line of credit was renewed in February 2025.

The Company's working capital as of September 30, 2025 and 2024 was approximately $46.9 million and approximately $38.6 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at fair market value. During the three months ended September 30, 2025 and 2024, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of September 30, 2025, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Three Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$5,720,090	$1,389,114
Net cash used in investing activities	(243,436)	(438,769)
Net cash used in financing activities	(2,119,072)	(488,417)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The increase in cash provided by operating activities compared to the prior year primarily relates to an increase in contract liabilities for cash advances received from customers and a decrease in trade accounts receivables. This is offset in part by an increase in inventories, decrease in accrued salaries and wages, and an increase in prepaid expenses and other current assets. Net cash used in investing activities decreased in the three months ended September 30, 2025 as compared to the same period in 2024 due to less purchased investment securities offset in part by proceeds from the maturity of investment securities as well as grant proceeds received when compared to the same period last year. Net cash used in financing activities increased solely due to the increase in dividends paid when compared to the same period last year. The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2025, the Company expended $1,290,569 for plant improvements and new equipment, of which $1,014,804 was reimbursed under the $3.4 million award received by the Company in the second quarter of fiscal year 2025. During the three months ended September 30, 2024, the Company expended $664,351 for plant improvements and new equipment, of which $595,823 was either reimbursed or eligible to be reimbursed under the $7.4 million award received by the Company in fiscal year 2023. The awards received by the Company are in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. These funding awards are part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The Company has budgeted approximately $850,000 for new equipment and plant improvements in fiscal year 2026, not reimbursable under the funding awards received. A majority of these expenditures will be made to upgrade our facilities, stay competitive in the marketplace, and to meet the needs of current contracts.

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

As of September 30, 2025 the Company can repurchase up to $783,460 of its common stock pursuant to an existing authorization by the Board of Directors. During the quarter ended September 30, 2025 no shares were repurchased.

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

Date: November 12, 2025