Form 10-Q
period 2025-12-31
ESPEY MFG & ELECTRONICS CORP
filed 2026-02-10
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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

At February 8, 2026, there were 2,958,843 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

December 31, 2025 (Unaudited) and June 30, 2025

	December 31, 2025	June 30, 2025
ASSETS
Cash and cash equivalents	$17,757,632	$18,862,645
Investment securities	25,410,727	24,717,245
Trade accounts receivable, less allowance for credit losses of $3,000	8,231,902	7,598,888

Inventories:
Raw materials	2,269,387	2,120,462
Work-in-process	560,940	681,334
Costs related to contracts in process	20,116,320	15,040,253
Total inventories	22,946,647	17,842,049

Net deferred tax assets	1,421,743	1,202,019
Prepaid expenses and other current assets	5,107,454	4,933,562
Total current assets	80,876,105	75,156,408

Property, plant and equipment, net	4,290,195	3,960,156
Total assets	$85,166,300	$79,116,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$3,629,130	$2,641,576
Accrued expenses:
Salaries and wages	927,579	1,185,387
Vacation	487,380	568,078
ESOP payable	221,675	—
Other	215,981	594,153
Payroll and other taxes withheld	—	93,456
Contract liabilities	26,258,894	22,886,404
Income taxes payable	218,689	298,510
Total current liabilities	31,959,328	28,267,564

Total liabilities	31,959,328	28,267,564

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of December 31, 2025 and June 30, 2025. Outstanding 2,937,343 and 2,896,368 shares as of December 31, 2025 and June 30, 2025, respectively (includes 189,817 and 211,487 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	26,557,243	26,331,842
Accumulated other comprehensive gain	15,821	11,596
Retained earnings	33,095,848	31,550,390
	60,712,203	58,937,119

Less: Unearned ESOP shares	(3,471,747)	(3,471,747)
Cost of 192,531 and 233,506 shares of common stock in treasury as of December 31, 2025 and June 30, 2025, respectively	(4,033,484)	(4,616,372)
Total stockholders’ equity	53,206,972	50,849,000

Total liabilities and stockholders' equity	$85,166,300	$79,116,564

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended December 31, 2025 and 2024

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Net sales	$12,136,903	$13,608,740	$21,229,779	$24,051,958
Cost of sales	7,924,322	10,445,028	13,800,196	18,087,364
Gross profit	4,212,581	3,163,712	7,429,583	5,964,594

Selling, general and administrative expenses	1,141,440	1,139,275	2,292,706	2,220,944
Operating income	3,071,141	2,024,437	5,136,877	3,743,650

Other income
Interest income	436,903	260,222	909,263	527,839
Other	7,791	8,203	27,213	18,994
Total other income	444,694	268,425	936,476	546,833

Income before provision for income taxes	3,515,835	2,292,862	6,073,353	4,290,483

Provision for income taxes	710,726	384,363	1,098,408	783,667

Net income	$2,805,109	$1,908,499	$4,974,945	$3,506,816

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	668	(9,232)	4,225	(1,540)

Total comprehensive income	$2,805,777	$1,899,267	$4,979,170	$3,505,276

Net income per share:
Basic	$1.02	$0.74	$1.82	$1.37
Diluted	$0.99	$0.71	$1.75	$1.32

Weighted average number of shares outstanding:
Basic	2,751,137	2,583,307	2,735,262	2,554,622
Diluted	2,845,860	2,707,542	2,845,556	2,653,890

Dividends per share:	$0.25	$0.25	$1.25	$0.50

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended December 31, 2025

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of September 30, 2025	2,933,593	$1,043,291	$26,511,428	$15,153	$30,977,620	196,281	$(4,097,984)	$(3,471,747)	$50,977,761

Comprehensive income:

Net income					2,805,109				2,805,109

Other comprehensive income, net of tax of $140				668					668

Total comprehensive income									2,805,777

Stock options exercised	3,750		(5,823)			(3,750)	64,500		58,677

Stock-based compensation			51,638						51,638

Dividends paid on common stock $0.25 per share					(686,881)				(686,881)

Balance as of December 31, 2025	2,937,343	$1,043,291	$26,557,243	$15,821	$33,095,848	192,531	$(4,033,484)	$(3,471,747)	$53,206,972

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Six Months Ended December 31, 2025

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2025	2,896,368	$1,043,291	$26,331,842	$11,596	$31,550,390	233,506	$(4,616,372)	$(3,471,747)	$50,849,000

Comprehensive income:

Net income					4,974,945				4,974,945

Other comprehensive income, net of tax of $887				4,225					4,225

Total comprehensive income									4,979,170

Stock options exercised	40,975		99,323			(40,975)	582,888		682,211

Stock-based compensation			126,078						126,078

Dividends paid on common stock $1.25 per share					(3,429,487)				(3,429,487)

Balance as of December 31, 2025	2,937,343	$1,043,291	$26,557,243	$15,821	$33,095,848	192,531	$(4,033,484)	$(3,471,747)	$53,206,972

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

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities:
Net income	$4,974,945	$3,506,816

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	126,078	193,033
Depreciation	245,418	219,126
ESOP compensation expense	458,946	286,262
Deferred income tax benefit	(219,724)	30,705
(Gain)Loss on disposal of property, plant and equipment	1,712	—

Changes in assets and liabilities:
(Increase) in trade accounts receivable	(633,014)	(358,350)
(Increase) decrease in inventories	(5,104,598)	1,632,063
(Increase) decrease in prepaid expenses and other current assets	(173,892)	1,437,468
Increase (decrease) in accounts payable	987,554	(1,088,509)
(Decrease) in accrued salaries and wages	(257,808)	(425,868)
(Decrease) increase in vacation accrual	(80,698)	22,881
(Decrease) in ESOP payable	(237,273)	(105,744)
(Decrease) increase in other accrued expenses	(378,172)	526,939
(Decrease) in payroll and other taxes withheld	(93,456)	(56,025)
Increase in contract liabilities	3,372,490	832,205
(Decrease) increase in income taxes payable	(79,821)	113,539
Net cash provided by operating activities	2,908,687	6,766,541

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2,612,276)	(1,547,922)
Proceeds from grant award	2,029,608	—
Proceeds from sale of property, plant and equipment	5,500	—
Purchase of investment securities	(13,804,256)	(14,007,475)
Proceeds from sale/maturity of investment securities	13,115,000	12,620,000
Net cash used in investing activities	(1,266,424)	(2,935,397)

Cash Flows from Financing Activities:
Dividends on common stock	(3,429,487)	(1,279,061)
Proceeds from exercise of stock options	682,211	1,123,425
Net cash used in financing activities	(2,747,276)	(155,636)

Increase in cash and cash equivalents	(1,105,013)	3,675,508
Cash and cash equivalents, beginning of period	18,862,645	4,351,970
Cash and cash equivalents, end of period	$17,757,632	$8,027,478

Supplemental Schedule of Cash Flow Information:
Income taxes paid, net of refunds	$1,068,264	$639,014

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2025 and June 30, 2025 because of the immediate or short-term maturity of these financial instruments.

Investment securities at December 31, 2025 and June 30, 2025 consisted of certificates of deposit and municipal bonds. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by major security type at December 31, 2025 and June 30, 2025 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2025
Certificates of deposit	$24,216,000	$—	$—	$24,216,000
Municipal bonds	1,174,700	20,473	(446)	1,194,727
Total investment securities	$25,390,700	$20,473	$(446)	$25,410,727

June 30, 2025
Certificates of deposit	$23,539,000	$—	$—	$23,539,000
Municipal bonds	1,163,567	14,678	—	1,178,245
Total investment securities	$24,702,567	$14,678	$—	$24,717,245

The portfolio is diversified, highly liquid, and primarily consists of investment grade fixed income instruments. At December 31, 2025, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of December 31, 2025 and June 30, 2025, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
December 31, 2025
Available-for-sale	$24,470,457	$940,270	$25,410,727

June 30, 2025
Available-for-sale	$22,933,933	$1,783,312	$24,717,245

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. There were no anti-dilutive shares to exclude from the computation of diluted net income per share for the three and six months ended December 31, 2025 or for the three and six months ended December 31, 2024. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the three month periods ended December 31:

	2025	2024
Numerator:
Net income	$2,805,109	$1,908,499
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,933,593	2,744,458
Unearned ESOP shares	(184,521)	(206,069)
Weighted average common shares issued during the period	2,008	44,860
Weighted average ESOP shares earned during the period	57	58
Denominator for basic earnings per common shares –
Weighted average common shares	2,751,137	2,583,307

Diluted EPS:
Common shares outstanding, beginning of period	2,933,593	2,744,458
Unearned ESOP shares	(184,521)	(206,069)
Weighted average common shares issued during the period	2,008	44,860
Weighted average ESOP shares earned during the period	57	58
Weighted average dilutive effect of stock options	94,723	124,235
Denominator for diluted earnings per common shares –
Weighted average common shares	2,845,860	2,707,542

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the six month periods ended December 31:

	2025	2024
Numerator:
Net income	$4,974,945	$3,506,816
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,896,368	2,733,958
Unearned ESOP shares	(189,817)	(211,487)
Weighted average common shares issued during the period	26,006	29,384
Weighted average ESOP shares earned during the period	2,705	2,767
Denominator for basic earnings per common shares –
Weighted average common shares	2,735,262	2,554,622

Diluted EPS:
Common shares outstanding, beginning of period	2,896,368	2,733,958
Unearned ESOP shares	(189,817)	(211,487)
Weighted average common shares issued during the period	26,006	29,384
Weighted average ESOP shares earned during the period	2,705	2,767
Weighted average dilutive effect of stock options	110,294	99,268
Denominator for diluted earnings per common shares –
Weighted average common shares	2,845,556	2,653,890

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended December 31, 2025 and 2024 was $51,638 and $91,541, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the three-month periods ended December 31, 2025 and 2024 was $3,728 and $8,362, respectively. The deferred tax benefit related to the NQSOs as of December 31, 2025 and 2024 was $783 and $1,756, respectively. Total stock-based compensation expense recognized in the statements of comprehensive income for the six-month periods ended December 31, 2025 and 2024 was $126,078 and $193,033, respectively, before income taxes. The amount of this stock-based compensation expense related to NQSOs for the six-month periods ended December 31, 2025 and 2024 was $10,545 and $15,421, respectively. The deferred tax benefit related to the NQSOs as of December 31, 2025 and 2024 was $2,214 and $3,238, respectively. The remaining stock option expense in each year related to incentive stock options (“ISOs”) which are not deductible by the Company when exercised, assuming a qualifying disposition, and as such no deferred tax benefit was established related to these amounts.

As of December 31, 2025, there was $107,016 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next four quarters, of which $97,076 relates to ISOs and $9,940 relates to NQSOs. The total deferred tax benefit related to these awards is expected to be $2,087.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"), approved by the Company’s stockholders at the Company’s Annual Meeting on December 1, 2017. The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of December 31, 2025, options covering 204,410 shares have been exercised, options covering 180,621 shares are outstanding, and options covering 14,969 shares remain available for grant after factoring cancelled options, which are eligible to be re-granted. While no further grants of options may be made under the Company’s 2007 Stock Option and Restricted Stock Plan, as of December 31, 2025, 4,050 options were outstanding under such plan of which all are vested and exercisable.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the six months ended December 31, 2024. There were no options awarded during the six months ending December 31, 2025.

December 31, 2024
Dividend yield	3.79%
Company’s expected volatility	33.33%
Risk-free interest rate	4.35%
Expected term	5.1 yrs
Weighted average fair value per share of options granted during the period	$5.40

The Company paid regular cash dividends on common stock of $0.50 per share and a special dividend on common stock of $0.75 per share for the six months ended December 31, 2025. During the six months ended December 31, 2024, the Company paid a regular cash dividend on common stock of $0.50 per share. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the six months ended December 31, 2025 and 2024:

	Employee Stock Option Plans
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2024	322,056	$18.41	6.59
Granted	76,500	$21.58	9.52
Exercised	(62,800)	$17.89	—
Forfeited or expired	(500)	$16.54	—
Outstanding at December 31, 2024	335,256	$19.23	6.95	$3,661,427

Balance at July 1, 2025	228,146	$19.26	7.30
Granted	—	—	—
Exercised	(40,975)	$16.65
Forfeited or expired	(2,500)	21.50
Outstanding at December 31, 2025	184,671	$19.81	6.81	$5,044,586
Vested or expected to vest at December 31, 2025	175,167	$19.72	6.72	$4,722,189
Exercisable at December 31, 2025	110,671	$18.41	5.66	$1,827,843

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on December 31, 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2025. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the six months ended December 31, 2025 and 2024 was $726,613 and $668,878, respectively.

The following table summarizes changes in non-vested stock options during the six months ended December 31, 2025 and 2024:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2024	147,300	$4.15
Granted	76,500	$5.40
Vested	(68,400)	$4.11
Forfeited or expired	(500)	$4.03
Non-vested at December 31, 2024	154,900	$4.78

Non-vested at July 1, 2025	144,400	$4.76
Granted	—	—
Vested	(67,900)	$4.03
Forfeited or expired	(2,500)	$5.45
Non-vested at December 31, 2025	74,000	$5.40

Note 5. Commitments and Contingencies

The Company may periodically enter into standby letters of credit agreements with financial institutions, primarily in connection with guaranteeing future performance on certain contracts. There were no contingent liabilities associated with outstanding standby letters of credit at December 31, 2025 or June 30, 2025. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits, the Company will determine a range of possible outcomes and, in accordance with ASC 450 “Contingencies,” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Accruals, if any, are periodically adjusted based on current information.

Occasionally, we may be party to various litigation matters and claims that could arise during the ordinary course of business. Currently, there are no matters pending.

The Company received an award for $3.4 million in funding during the second quarter of fiscal year 2025 in support of continued facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. Work is being conducted on the Company’s property in Saratoga Springs, NY, which is anticipated to be completed by the end of fiscal year 2026. The Company will receive payments related to submission of milestone achievements. The first two milestones were achieved upon placement of all purchase orders and subsequently submitted for reimbursement. The final milestone and reimbursement are dependent on completion of all work to be performed and assets purchased to be placed in service. To receive full reimbursement of the $3.4 million award, the Company must invest approximately 15% or $508,000 of company funds over and above the $3.4 million award in relation to these facility improvements and capital equipment upgrades. The Company will record the receipt of milestone payments as a reduction from the cost of the assets. The Company will have an initial cash outlay to satisfy income tax obligations arising from the value of the milestone payments received. The cash outlay arising from federal income tax obligations is expected to be recaptured in future periods. Until recaptured, estimated tax obligations associated with the receipt of milestone payments are recorded on the balance sheet and included in deferred tax assets. As of December 31, 2025, the Company has received $2,029,608 in milestone reimbursements. Included in property, plant, and equipment at December 31, 2025 was $1,605,192, net of reimbursements to date under this funding award. As of December 31, 2025, assets totaling $2,352,209 have been placed in service relative to this grant. Included in accounts payable at December 31, 2025 was $37,883 for facility and capital upgrades none of which is eligible to be reimbursed under this funding award.

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

Significant judgment is required in determining the satisfaction of performance obligations. Revenues from our performance obligations are satisfied over time using the output method which considers the appraisal of results achieved and milestones reached or units delivered based on contractual shipment terms, typically shipping point. Revenue is recognized when, or as, the customer takes control of the product or services. The output method best depicts the transfer of control to the customer as the output method represents work completed. Control is typically transferred to the customer at the shipping point, as the Company has a present right to payment, the customer has legal title to the asset, the customer has the significant risks and rewards of ownership of the asset, and in most instances the customer has accepted the asset. For milestones achieved, the customer has confirmed the performance defined in the contract, therefore the milestone has been met and the Company is entitled to payment.

Total revenue recognized for the three and six months ended December 31, 2025 based on units delivered was $11,281,937 and $18,621,160, respectively, compared to $9,237,688 and $17,500,184 respectively, for the three and six months ended December 31, 2024. Total revenue recognized for the three and six months ended December 31, 2025 based on milestones achieved was $854,966 and $2,608,619 respectively, compared to $4,371,052 and $6,551,774 respectively, for the three and six months ended December 31, 2024. Net sales to four significant customers accounted for approximately 65% of the Company’s total sales for the three-month period ended December 31, 2025, with individual customers representing 12%, 19%, 13%, and 21% of sales. For the three-month period ended December 31, 2024, net sales to four significant customers represented approximately 62% of total sales, with individual customer concentration percentages of 11%, 14%, 24%, and 13%.

For the six-month period ended December 31, 2025, net sales to four significant customers accounted for approximately 61% of the Company’s total sales, with individual customers representing 15%, 13%, 12%, and 21%. For the six-month period ended December 31, 2024, net sales to five significant customers represented approximately 70% of total sales with individual customer concentrations of 11%, 18%, 14%, 15%, and 12%. A single customer may participate in multiple active programs. Therefore, the loss of one program does not necessarily result in the loss of the customer relationship.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of December 31, 2025. Our payment terms are generally 30-60 days.

Contract liabilities were $26,258,894 and $22,886,404 as of December 31, 2025 and June 30, 2025, respectively. The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. Of the $22,886,404 that was in contract liabilities as of June 30, 2025, $2,217,027 has been recognized in revenue as of the six months ended December 31, 2025. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year. The opening accounts receivable balance, net of allowance for credit losses of $3,000, at July 1, 2024 and July 1, 2025 were $6,635,490 and $7,598,888, respectively.

The Company’s backlog at December 31, 2025 totaling $134.7 million is currently estimated to be recognized in the following fiscal years: 19.9% in 2026; 33.0% in 2027; 16.3% in 2028; 30.8% thereafter. The timing of supplier deliveries of material, production schedules, the completion of engineering deliverables, among other factors, could cause these estimates to change. The contracts that make up the Company’s backlog are enforceable and include cancellation clauses. If a contract is terminated for the convenience of the government, the Company would be entitled to receive payments for our allowable costs and, in general, the proportionate share of fees or earnings for the work done. If a contract is terminated for default, the government generally would pay only for the work it has accepted.

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

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” which seeks to enhance investor transparency regarding government grants by strengthening Generally Accepted Accounting Principles and establishing authoritative guidance for the recognition, measurement, and presentation of government grants. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If a business entity adopts the amendments in this update in an interim reporting period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. The Company will plan to adopt ASU 2025-10 for any future grants received; no changes will be made to the disclosures for any existing grants.

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30th. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40 “Share-based Payments.” Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheet and the statement of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. The ESOP borrowed from the Company an amount equal to the purchase price of the ESOP shares. The current outstanding loan will be repaid in fifteen (15) equal annual installments of principal which commenced June 2021. The unpaid balance bears interest at a fixed rate of 3.00% per annum. ESOP compensation expense was $211,601 and $163,067 for the three-month periods ended December 31, 2025 and 2024, respectively. ESOP compensation expense was $458,946 and $286,262 for the six-month periods ended December 31, 2025 and 2024, respectively.

The ESOP shares as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Allocated shares	347,528	385,641
Committed-to-be-released shares	10,590	10,835
Unreleased shares	179,227	200,652
Total shares held by the ESOP	537,345	597,128
Fair value of unearned shares	$8,446,969	$6,049,658

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three and six months ended December 31, 2025 and 2024, the Company did not repurchase shares held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan. Total share distributions from the ESOP during the six months ended December 31, 2025 totaled 57,954, of which 31,011 were liquidated and 26,943 were transferred. Total share distributions from the ESOP during the six months ended December 31, 2024 totaled 65,491, of which 23,393 were liquidated and 42,098 were transferred.

Note 9. Segment Reporting

As of June 30, 2025, the Company adopted FASB’s ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which provides enhancements to qualitative and quantitative reportable segment disclosure requirements for all public companies. Operating segments are clearly defined components of an entity in which separate financial information is readily available and reviewed by the Chief Operating Decision Maker (“CODM”) when allocating resources and assessing company performance. Espey’s CODM is the Chief Executive Officer. There is one management team that oversees a single operating segment and reports directly to the CEO. Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data as presented on the face of the financial statements, focusing on significant expenses, net income, and certain key performance indicators (“KPI”) presented on our internal monthly and weekly management reports. Significant expenses regularly provided to and reviewed by the CODM are Cost of Sales and Selling, General and Administrative costs which are each separately presented on the Company’s Statement of Comprehensive Income. During each of the quarters ended December 31, 2025 and 2024, domestic revenue accounted for the majority of total revenue. The Company manages sales in totality, under one reportable segment.

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

Espey began operations after incorporation in New York in 1928. We strive to remain competitive as a leader in high power energy conversion and transformer solutions through the design and manufacture of new and improved products by using advanced and “cutting edge” electronic technologies.

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

Our sales strategy includes identifying and obtaining multiple new engineering design and development contracts in any given fiscal year to ensure optimal utilization of our engineering personnel in addition to securing follow-on production awards for product previously designed in-house, as well as, new or follow-on build to print opportunities. The Company targets those programs and opportunities which will generate future longer-term production tails in ensuing years. Occasionally, we accept work associated with engineering design studies. While unlikely to result in near-term follow-on orders, this positions us competitively for future awards and expands our engineering team’s skillset.

The total backlog at December 31, 2025 was $134.7 million, which included approximately $88.8 million from three significant customers, compared to approximately $120.1 million at December 31, 2024, which included $78.3 million from three significant customers. A single customer may participate in multiple active programs. Therefore, the loss of one program does not necessarily result in the loss of the customer relationship. For this reason, management believes that the customer backlog concentration poses minimal risk to the Company. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. It is not uncommon to receive orders which include delivery schedules extending beyond a year from the contract origination date. Accordingly, a customer’s future reorder point may vary. The backlog at December 31, 2025 is fully funded, with the exception of $25.3 million, the majority of which represents amounts under multiple orders from a single customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in the unfunded backlog only those programs that it believes are likely to receive funding based on program status and discussions with customers. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves to the extent information is known or estimable. Contracts are generally not cancellable without penalty or recourse.

Management continues to expect higher revenues in fiscal year 2026 when compared to fiscal year 2025. This expectation is driven primarily by orders already in our backlog that are planned to ship before the end of fiscal year 2026. Although the first-half fiscal 2026 sales were lighter when compared to the first-half of prior year, management is encouraged by current trends and expects stable performance for the remainder of the year. Further, management believes that net income for fiscal year 2026 will approximate net income from fiscal year 2025. The recent government shutdowns have had some impact on short term deliverables but based on current information management does not believe there will be a material impact on the fiscal year-end results. The ultimate impact of such events is inherently uncertain and beyond the Company’s control, and actual results could differ from current expectations.

Occasionally, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which may arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue, but are not expected to have a significant impact on operating income in fiscal year 2026. Tariffs on steel and aluminum imports from various countries remain in effect and, while not directly imposed on the Company, have in some cases contributed to higher costs from suppliers. Although we are not currently experiencing any significant financial or raw material sourcing issues resulting from product tariffs, the Company cannot provide any assurance that the existing tariffs, the potential of additional tariffs, and the associated volatility arising from foreign trade policies, will not have a negative impact on future earnings.

The labor workforce remains stable. Management continues to closely monitor workforce labor requirements to support our sales backlog and planned delivery schedules. Longer time-to-hire challenges remain for certain positions due to specific skillsets required for those positions. Unemployment rates in the local geographic region trend lower than the national average which has created a competitive recruiting environment. Where possible, the Company continues to offer on-the-job training and when necessary, continues to recruit personnel outside the local region. Combined with supply chain constraints, unforeseen labor disruptions could delay shipments, result in missing our scheduled backlog delivery projections, and adversely affect operating income.

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones. Cost overruns arising from technical challenges, scheduling delays, and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of those sales. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $14.6 million.

It is presently anticipated that a minimum of $26.8 million of orders comprising the December 31, 2025 backlog will be filled during the fiscal year ending June 30, 2026 subject, however, to the impact of the factors identified above. The minimum of $26.8 million does not include any shipments which may be made against orders subsequently received during the fiscal year ending June 30, 2026.

The Company currently expects new orders in fiscal year 2026 to be lower than those received in fiscal year 2025. During fiscal year 2025, the Company received $86.4 million in new orders which included two significant, multi-year contract awards in an aggregate sum of $49.4 million. New orders received in the first six months of fiscal year 2026 were approximately $16.3 million as compared to approximately $46.9 million of new orders received in the first six months of fiscal year 2025. The Company’s current pipeline and ongoing efforts to secure strategic opportunities position us well for positive long-term results. The Company currently has outstanding opportunities representing approximately $167.1 million in the aggregate as of February 5, 2026, for both repeat and new programs. Outstanding opportunities have grown by roughly 8% when compared to December 31, 2024, highlighting the Company’s continued focus on converting opportunities into tangible results.

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

Accounts Receivable and Allowance for Credit Losses

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures. The accounts receivable balance is reported net of an allowance for credit losses. The Company estimates the allowance based on its analysis of historical experience, current economic market conditions, performance of specific account reviews, and other factored considerations to include, but not limited to, contracts covered by government funding and the overall health of the industry. Interest is not charged on past due balances. Based on these factors, there was an allowance for credit losses of $3,000 at December 31, 2025 and June 30, 2025. Changes to the allowance for credit losses are charged to expense and reduced by charge-offs, net of recoveries. The opening accounts receivable balance, net of allowance for credit losses of $3,000, at July 1, 2024 and July 1, 2025 were $6,635,490 and $7,598,888, respectively.

Results of Operations

Net sales for the three months ended December 31, 2025 and 2024 were $12,136,903 and $13,608,740, respectively. Net sales for the six months ended December 31, 2025 and 2024 were $21,229,779 and $24,051,958, respectively. In general, sales fluctuations may occur during comparable fiscal periods as the direct result of sales backlog levels, product mix, and specific contractual terms of those firm orders placed including contract value, scope of work, and contract delivery schedules. The subtle decline in sales during the three and six months ended December 31, 2025 when compared to the same period last year reflects the change in timing of shipments and milestone completion on select programs and is not indicative of a sustained change in overall sales trends or order volume. Certain factors outside of the Company’s control, including government approval timelines and vendor related issues can adversely affect our ability to meet deliveries that were originally scheduled within any given quarter. Given the non-seasonal nature of our business, these results are not indicative of management’s current anticipated year-over-year results.

For the six months ended December 31, 2025, the decrease in sales when compared to the same period last year is primarily due to the product mix and timing of milestone achievement. The decrease in sales in the current year was related to a specific magnetics program, build to print program, and power supply program. A portion of the decline in sales was due to the timing of milestone deliveries for a key magnetics program, which occurred in the prior comparable period and is targeted to be met in a future quarter. Additionally, fewer units were delivered this quarter for a core power supplies contract that has now been fully satisfied. A follow-on order has already been previously accepted and is expected to ship in a future quarter. The remaining sales decline was attributed to a decrease in the number of units delivered on a build to print program when compared to prior year. These decreases were partially offset by the increase in sales for units delivered on main power supply and magnetics programs, different from those mentioned above.

Gross profits for the three months ended December 31, 2025 and 2024 were $4,212,581 and $3,163,712, respectively. Gross profit as a percentage of sales was 34.7% and approximately 23.2%, for the same periods, respectively. Gross profits for the six months ended December 31, 2025 and 2024 were $7,429,583 and $5,964,594, respectively. Gross profit as a percentage of sales was 35.0% and approximately 24.8%, for the same periods, respectively. We continue to see improvements in gross profits in the first half of fiscal year 2026 compared to the prior year which is being driven by product mix, continued labor cost efficiencies, and further process improvements. The increase in gross profits are being slightly offset by unanticipated costs on certain fixed-price engineering design contracts for power supplies where more testing and effort is being needed than originally anticipated as a result of additional design considerations identified during the development process.

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

Selling, general and administrative expenses were $1,141,440 for the three months ended December 31, 2025, an increase of $2,165, compared to the three months ended December 31, 2024. Selling, general and administrative expenses were $2,292,706 for the six months ended December 31, 2025, an increase of $71,762 compared to the six months ended December 31, 2024. The slight increase in spending for the three months ended December 31, 2025 as compared to the same period last year relates to an increase in ESOP contributions and professional services. These increases were partially offset by a decrease in employee health expenses, payroll taxes, and stock option expense for the quarter. The increase in selling, general, and administrative expenses for the six months ended December 31, 2025 compared to the same period last year was driven by an increase in total salaries, ESOP contribution expense, facilities expenses, and professional services. These increases were offset in part by a decrease in stock option expense, marketing and advertising costs, and outbound freight.

Other income for the three months ended December 31, 2025 and 2024 was $444,694 and $268,425, respectively. Other income for the six months ended December 31, 2025 and 2024 was $936,476 and $546,833, respectively. The increase for the three and six months ended December 31, 2025 is due to the increase in interest income resulting from an increase in cash held in money market accounts and investment securities. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate for the three and six months ended December 31, 2025 was approximately 20.2% and 18.1% respectively, compared to approximately 16.8% and 18.3% for the three and six months ended December 31, 2024. The effective tax rate in fiscal year 2026 is slightly less than the statutory tax rate mainly due to the benefit received from ESOP dividends paid on allocated shares, the benefit from stock-based compensation, and FDII deductions, offset in part by the permanent difference in ESOP fair market value and cost which is not deductible for tax purposes. The effective tax rate for the three months ended December 31, 2025 was higher than the same period last year, primarily due to the increase in net income and the decrease in tax benefit for stock forfeitures and ISO exercises within the quarter. The lower effective tax rate for the six months ended December 31, 2025 compared to the same period in 2024 is primarily due to an increased foreign-derived intangible income deduction, partially offset by an increase in net income. In July 2025, the One Big Beautiful Bill Act (the "Tax Act") was enacted, introducing a series of corporate tax changes in the U.S., including 100% bonus depreciation on qualified property and full expensing for research and development expenditures. The impacts of the Tax Act are reflected in our results for the three and six months ended December 31, 2025, and there was no material impact to our income tax expense or effective tax rate.

Net income for the three months ended December 31, 2025 was $2,805,109 or $1.02 and $0.99 per share, basic and diluted, compared to net income of $1,908,499 or $0.74 and $0.71 per share, basic and diluted, for the three months ended December 31, 2024. Net income for the six months ended December 31, 2025 was $4,974,945 or $1.82 and $1.75 per share, basic and diluted, compared to net income of $3,506,816 or $1.37 and $1.32 per share, basic and diluted, for the six months ended December 31, 2024. The increase in net income in the three and six months ended December 31, 2025 when compared to the same period last year resulted primarily from the increase in gross profit and increase in interest income which was offset in part by the increase in selling, general, and administrative expenses and the provision for income taxes discussed in detail above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business. During the past two fiscal years, the Company has funded all of its operations with cash flows resulting from operating activities and when necessary, from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has a $3,000,000 line of credit available to help fund further growth or working capital needs but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities related to outstanding standby letters of credit were zero as of December 31, 2025 and 2024. The existing line of credit was renewed in February 2025.

The Company's working capital as of December 31, 2025 and 2024 was approximately $48.9 million and approximately $40.2 million, respectively. The Company may at times be required to repurchase shares at the ESOP participants’ request at fair market value. During the three and six months ended December 31, 2025 and 2024, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of December 31, 2025, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Six Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$2,908,687	$6,766,541
Net cash used in investing activities	(1,266,424)	(2,935,397)
Net cash used in financing activities	(2,747,276)	(155,636)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities compared to the prior year primarily relates an increase in inventories, an increase in accounts receivable, a decrease in accrued expenses, and a decrease in the ESOP payable. This is offset in part by an increase in accounts payable and an increase in contract liabilities for cash advances received from customers. Net cash used in investing activities decreased in the six months ended December 31, 2025 as compared to the same period in 2024 due to an increase in proceeds collected from awarded grants, and proceeds from the sale and maturity of investment securities offset by an increase in property, plant, and equipment. Net cash used in financing activities increased solely due to the increase in dividends paid when compared to the same period last year offset in part by the proceeds collected from the exercise of stock options. The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the six months ended December 31, 2025, the Company expended $2,612,276 for plant improvements and new equipment, of which $2,029,608 was reimbursed under the $3.4 million award that was received by the Company in the second quarter of fiscal year 2025. During the six months ended December 31, 2024, the Company expended $1,547,922 for plant improvements and new equipment, of which $1,346,396 was eligible to be reimbursed under the $7.4 million award received by the Company in fiscal year 2023. The awards received by the Company are in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. These funding awards are part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The Company has budgeted approximately $850,000 for new equipment and plant improvements in fiscal year 2026, not reimbursable under the funding awards received. A majority of these expenditures will be made to upgrade our facilities, stay competitive in the marketplace, and to meet the needs of current contracts.

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

As of December 31, 2025 the Company can repurchase up to $783,460 of its common stock pursuant to an existing authorization by the Board of Directors. During the quarter ended December 31, 2025 no shares were repurchased.

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

Date: February 10, 2026