Form 10-Q
period 2026-03-31
ESPEY MFG & ELECTRONICS CORP
filed 2026-05-12
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

At May 6, 2026, there were 2,995,922 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

March 31, 2026 (Unaudited) and June 30, 2025

	March 31, 2026	June 30, 2025
ASSETS
Cash and cash equivalents	$21,159,609	$18,862,645
Investment securities	25,500,533	24,717,245
Trade accounts receivable, less allowance for credit losses of $3,000	6,294,308	7,598,888

Inventories:
Raw materials	2,350,451	2,120,462
Work-in-process	717,331	681,334
Costs related to contracts in process	23,512,286	15,040,253
Total inventories	26,580,068	17,842,049

Prepaid expenses and other current assets	10,588,998	4,933,562
Total current assets	90,123,516	73,954,389

Net deferred tax assets	1,535,103	1,202,019
Property, plant and equipment, net	4,345,029	3,960,156
Total assets	$96,003,648	$79,116,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$3,096,274	$2,641,576
Accrued expenses:
Salaries and wages	1,425,329	1,185,387
Vacation	563,351	568,078
ESOP payable	463,611	—
Other	347,074	594,153
Payroll and other taxes withheld	904	93,456
Contract liabilities	33,493,308	22,886,404
Income taxes payable	198,405	298,510
Total current liabilities	39,588,256	28,267,564

Total liabilities	39,588,256	28,267,564

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of March 31, 2026 and June 30, 2025. Outstanding 2,987,077 and 2,896,368 shares as of March 31, 2026 and June 30, 2025, respectively (includes 173,932 and 211,487 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	26,666,238	26,331,842
Accumulated other comprehensive gain	11,365	11,596
Retained earnings	35,261,324	31,550,390
	62,982,218	58,937,119

Less: Unearned ESOP shares	(3,471,747)	(3,471,747)
Cost of 142,797 and 233,506 shares of common stock in treasury as of March 31, 2026 and June 30, 2025, respectively	(3,095,079)	(4,616,372)
Total stockholders’ equity	56,415,392	50,849,000

Total liabilities and stockholders' equity	$96,003,648	$79,116,564

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended March 31, 2026 and 2025

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Net sales	$11,422,655	$10,302,719	$32,652,434	$34,354,677
Cost of sales	7,193,310	7,354,335	20,993,506	25,441,699
Gross profit	4,229,345	2,948,384	11,658,928	8,912,978

Selling, general and administrative expenses	1,245,975	1,197,262	3,538,681	3,418,206
Operating income	2,983,370	1,751,122	8,120,247	5,494,772

Other income
Interest income	402,103	324,705	1,311,366	852,544
Other	5,947	11,601	33,160	30,595
Total other income	408,050	336,306	1,344,526	883,139

Income before provision for income taxes	3,391,420	2,087,428	9,464,773	6,377,911
Provision for income taxes	526,758	382,941	1,625,166	1,166,608

Net income	$2,864,662	$1,704,487	$7,839,607	$5,211,303

Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities	(4,456)	1,727	(231)	187

Total comprehensive income	$2,860,206	$1,706,214	$7,839,376	$5,211,490

Net income per share:
Basic	$1.03	$0.66	$2.85	$2.03
Diluted	$0.99	$0.63	$2.74	$1.95

Weighted average number of shares outstanding:
Basic	2,787,088	2,599,960	2,752,285	2,569,514
Diluted	2,885,874	2,699,674	2,858,799	2,668,928

Dividends per share:	$0.25	$0.25	$1.50	$0.75

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended March 31, 2026

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of December 31, 2025	2,937,343	$1,043,291	$26,557,243	$15,821	$33,095,848	192,531	$(4,033,484)	$(3,471,747)	$53,206,972

Comprehensive income:

Net income					2,864,662				2,864,662

Other comprehensive loss, net of tax of ($936)				(4,456)					(4,456)

Total comprehensive income									2,860,206

Stock options exercised	49,734		57,357			(49,734)	938,405		995,762

Stock-based compensation			51,638						51,638

Dividends paid on common stock $0.25 per share					(699,186)				(699,186)

Balance as of March 31, 2026	2,987,077	$1,043,291	$26,666,238	$11,365	$35,261,324	142,797	$(3,095,079)	$(3,471,747)	$56,415,392

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Nine Months Ended March 31, 2026

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2025	2,896,368	$1,043,291	$26,331,842	$11,596	$31,550,390	233,506	$(4,616,372)	$(3,471,747)	$50,849,000

Comprehensive income:

Net income					7,839,607				7,839,607

Other comprehensive loss, net of tax of ($49)				(231)					(231)

Total comprehensive income									7,839,376

Stock options exercised	90,709		156,680			(90,709)	1,521,293		1,677,973

Stock-based compensation			177,716						177,716

Dividends paid on common stock $1.50 per share					(4,128,673)				(4,128,673)

Balance as of March 31, 2026	2,987,077	$1,043,291	$26,666,238	$11,365	$35,261,324	142,797	$(3,095,079)	$(3,471,747)	$56,415,392

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended March 31, 2025

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of December 31, 2024	2,796,758	$1,043,291	$24,851,718	$5,004	$28,232,545	333,116	$(5,447,820)	$(3,868,093)	$44,816,645

Comprehensive income:

Net income					1,704,487				1,704,487

Other comprehensive income, net of tax of $363				1,727					1,727

Total comprehensive income									1,706,214

Stock options exercised	19,800		227,364			(19,800)	130,996		358,360

Stock-based compensation			93,223						93,223

Dividends paid on common stock $0.25 per share					(649,695)				(649,695)

Balance as of March 31, 2025	2,816,558	$1,043,291	$25,172,305	$6,731	$29,287,337	313,316	$(5,316,824)	$(3,868,093)	$46,324,747

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

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2026 and 2025

	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net income	$7,839,607	$5,211,303

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	177,716	286,256
Depreciation	379,009	334,732
ESOP compensation expense	748,336	435,298
Deferred income tax benefit	(333,084)	(28,780)
Loss on disposal of property, plant and equipment	2,009	—

Changes in assets and liabilities:
Decrease in trade accounts receivable	1,304,580	228,313
(Increase) decrease in inventories	(8,738,019)	2,655,946
(Increase) in prepaid expenses and other current assets	(5,655,436)	(1,713,788)
Increase (decrease) in accounts payable	454,698	(1,675,574)
Increase (decrease) in accrued salaries and wages	239,942	(77,468)
(Decrease) increase in vacation accrual	(4,727)	82,579
(Decrease) in ESOP payable	(284,725)	(158,615)
(Decrease) increase in other accrued expenses	(247,079)	601,763
(Decrease) increase in payroll and other taxes withheld	(92,552)	6,495
Increase in contract liabilities	10,606,904	11,974,888
(Decrease) increase in income taxes payable	(100,105)	56,423
Net cash provided by operating activities	6,297,074	18,219,771

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2,800,998)	(2,509,088)
Proceeds from grant award	2,029,608	—
Proceeds from sale of property, plant and equipment	5,500	—
Purchase of investment securities	(26,975,520)	(26,616,220)
Proceeds from sale/maturity of investment securities	26,192,000	20,860,000
Net cash used in investing activities	(1,549,410)	(8,265,308)

Cash Flows from Financing Activities:
Dividends on common stock	(4,128,673)	(1,928,756)
Proceeds from exercise of stock options	1,677,973	1,481,785
Net cash used in financing activities	(2,450,700)	(446,971)

Increase in cash and cash equivalents	2,296,964	9,507,492
Cash and cash equivalents, beginning of period	18,862,645	4,351,970
Cash and cash equivalents, end of period	$21,159,609	$13,859,462

Supplemental Schedule of Cash Flow Information:
Income taxes paid, net of refunds	$2,058,294	$1,139,015

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

Reclassifications

During the quarter ended March 31, 2026, the Company reclassified deferred tax assets from current assets to non-current assets. Prior period amounts were reclassified for comparability, including presentation of the deferred tax asset as of June 30, 2025 as a non-current asset in the March 31, 2026 balance sheet.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of March 31, 2026 and June 30, 2025 because of the immediate or short-term maturity of these financial instruments.

Investment securities at March 31, 2026 and June 30, 2025 consisted of certificates of deposit and municipal bonds. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by major security type at March 31, 2026 and June 30, 2025 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2026
Certificates of deposit	$24,296,000	$—	$—	$24,296,000
Municipal bonds	1,190,147	17,362	(2,976)	1,204,533
Total investment securities	$25,486,147	$17,362	$(2,976)	$25,500,533

June 30, 2025
Certificates of deposit	$23,539,000	$—	$—	$23,539,000
Municipal bonds	1,163,567	14,678	—	1,178,245
Total investment securities	$24,702,567	$14,678	$—	$24,717,245

The portfolio is diversified, highly liquid, and primarily consists of investment grade fixed income instruments. At March 31, 2026, the Company did not have any investments in individual securities that have been in a continuous loss position considered to be other than temporary.

As of March 31, 2026 and June 30, 2025, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
March 31, 2026
Available-for-sale	$24,809,127	$691,406	$25,500,533

June 30, 2025
Available-for-sale	$22,933,933	$1,783,312	$24,717,245

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. There were no anti-dilutive shares to exclude from the computation of diluted net income per share for the three and nine months ended March 31, 2026 and 2,500 options to purchase common shares were excluded for the three and nine months ended March 31, 2025. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the three-month periods ended March 31:

	2026	2025
Numerator:
Net income	$2,864,662	$1,704,487
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,937,343	2,796,758
Unearned ESOP shares	(179,226)	(200,652)
Weighted average common shares issued during the period	28,913	3,794
Weighted average ESOP shares earned during the period	58	60
Denominator for basic earnings per common shares –
Weighted average common shares	2,787,088	2,599,960

Diluted EPS:
Common shares outstanding, beginning of period	2,937,343	2,796,758
Unearned ESOP shares	(179,226)	(200,652)
Weighted average common shares issued during the period	28,913	3,794
Weighted average ESOP shares earned during the period	58	60
Weighted average dilutive effect of stock options	98,786	99,714
Denominator for diluted earnings per common shares –
Weighted average common shares	2,885,874	2,699,674

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the nine-month periods ended March 31:

	2026	2025
Numerator:
Net income	$7,839,607	$5,211,303
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,896,368	2,733,958
Unearned ESOP shares	(189,817)	(211,487)
Weighted average common shares issued during the period	40,420	41,606
Weighted average ESOP shares earned during the period	5,314	5,437
Denominator for basic earnings per common shares –
Weighted average common shares	2,752,285	2,569,514

Diluted EPS:
Common shares outstanding, beginning of period	2,896,368	2,733,958
Unearned ESOP shares	(189,817)	(211,487)
Weighted average common shares issued during the period	40,420	41,606
Weighted average ESOP shares earned during the period	5,314	5,437
Weighted average dilutive effect of stock options	106,514	99,414
Denominator for diluted earnings per common shares –
Weighted average common shares	2,858,799	2,668,928

Note 4. Stock Based Compensation

The Company follows FASB ASC 718-40 “Compensation – Stock Compensation” in establishing standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or transactions that may be settled by the issuance of those equity instruments. ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. Included as a reduction to the cost recognized for share-based payments is an estimate for option forfeitures. It is the Company’s policy to estimate expected option forfeitures based on historical experience. Actual forfeitures are adjusted prior to the vesting date if the impact is material.

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended March 31, 2026 and 2025 was $51,638 and $93,223, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the three-month periods ended March 31, 2026 and 2025 was $3,728 and $8,362, respectively. The deferred tax benefit related to the NQSOs as of March 31, 2026 and 2025 was $783 and $1,756, respectively. Total stock-based compensation expense recognized in the statements of comprehensive income for the nine-month periods ended March 31, 2026 and 2025 was $177,716 and $286,256, respectively, before income taxes. The amount of this stock-based compensation expense related to NQSOs for the nine-month periods ended March 31, 2026 and 2025 was $14,272 and $23,783, respectively. The deferred tax benefit related to the NQSOs as of March 31, 2026 and 2025 was $2,997 and $4,994, respectively. The remaining stock option expense in each year related to incentive stock options (“ISOs”) which are not deductible by the Company when exercised, assuming a qualifying disposition, and as such no deferred tax benefit was established related to these amounts.

As of March 31, 2026, there was $55,379 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next three quarters, of which $49,166 relates to ISOs and $6,213 relates to NQSOs. The total deferred tax benefit related to these awards is expected to be $1,305.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"), approved by the Company’s stockholders at the Company’s Annual Meeting on December 1, 2017. The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of March 31, 2026, options covering 250,094 shares have been exercised, options covering 134,937 shares are outstanding, and options covering 14,969 shares remain available for grant after factoring cancelled options, which are eligible to be re-granted. As of March 31, 2026 all options under the Company’s 2007 Stock Option and Restricted Stock Plan had been either granted, exercised, or expired.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates.

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award during the nine months ended March 31, 2025. There were no option awards during the nine months ended March 31, 2026.

March 31, 2025
Dividend yield	3.79%
Company’s expected volatility	32.85%
Risk-free interest rate	4.35%
Expected term	5.1 yrs
Weighted average fair value per share of options granted during the period	$5.37

The Company paid regular cash dividends on common stock of $0.75 per share and a special dividend on common stock of $0.75 per share for the nine months ended March 31, 2026 and paid $0.75 cash dividends for the nine months ended March 31, 2025. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the nine months ended March 31, 2026 and 2025:

	Employee Stock Option Plans
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2024	322,056	$18.41	6.59
Granted	79,000	$21.79	9.29
Exercised	(82,600)	$17.94	—
Forfeited or expired	(500)	$16.54	—
Outstanding at March 31, 2025	317,956	$19.37	6.83	$2,471,791
Vested or expected to vest at March 31, 2025	302,783	$19.10	6.64	$2,363,682
Exercisable at March 31, 2025	162,556	$19.38	4.86	$1,262,070

Balance at July 1, 2025	228,146	$19.26	7.30
Granted	—	—	—
Exercised	(90,709)	$18.50	—
Forfeited or expired	(2,500)	$21.50	—
Outstanding at March 31, 2026	134,937	$19.74	7.14	$4,815,012
Vested or expected to vest at March 31, 2026	125,433	$19.60	7.05	$4,462,133
Exercisable at March 31, 2026	60,937	$17.10	5.74	$2,335,357

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on March 31, 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2026. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the nine months ended March 31, 2026 and 2025 was $1,933,156 and $841,603, respectively.

The following table summarizes changes in non-vested stock options during the nine months ended March 31, 2026 and 2025:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2024	147,300	$4.15
Granted	79,000	$5.37
Vested	(70,400)	$4.16
Forfeited or expired	(500)	$4.03
Non-vested at March 31, 2025	155,400	$4.76

Non-vested at July 1, 2025	144,400	$4.76
Granted	—	—
Vested	(67,900)	$4.03
Forfeited or expired	(2,500)	$5.45
Non-vested at March 31, 2026	74,000	$5.40

Note 5. Commitments and Contingencies

The Company may periodically enter into standby letters of credit agreements with financial institutions, primarily in connection with guaranteeing future performance on certain contracts. There were no contingent liabilities associated with outstanding standby letters of credit at March 31, 2026 or June 30, 2025. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits, the Company will determine a range of possible outcomes and, in accordance with ASC 450 “Contingencies,” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Accruals, if any, are periodically adjusted based on current information.

Occasionally, we may be party to various litigation matters and claims that could arise during the ordinary course of business. Currently, there are no matters pending.

The Company received an award for $3.4 million in funding during the second quarter of fiscal year 2025 in support of continued facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. Work is being conducted on the Company’s property in Saratoga Springs, NY, which is anticipated to be completed by the end of fiscal year 2026. The Company will receive payments related to submission of milestone achievements. The first two milestones were achieved upon placement of all purchase orders and subsequently submitted for reimbursement. The final milestone and reimbursement are dependent on completion of all work to be performed and assets purchased to be placed in service. To receive full reimbursement of the $3.4 million award, the Company invested approximately 15% or $508,000 of company funds over and above the $3.4 million award in relation to these facility improvements and capital equipment upgrades. The Company will record the receipt of milestone payments as a reduction from the cost of the assets. The Company will have an initial cash outlay to satisfy income tax obligations arising from the value of the milestone payments received. The cash outlay arising from federal income tax obligations is expected to be recaptured in future periods. Until recaptured, estimated tax obligations associated with the receipt of milestone payments are recorded on the balance sheet and included in deferred tax assets. As of March 31, 2026, the Company has received $2,029,608 in milestone reimbursements. Included in property, plant, and equipment at March 31, 2026 was $1,738,840, net of reimbursements to date under this funding award. As of March 31, 2026, assets totaling $3,183,633 have been placed in service relative to this grant. As of March 31, 2026, there was $87,618 included in accounts payable for facility and capital upgrades, $78,397 of which is eligible to be reimbursed under this funding award.

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

Total revenue recognized for the three and nine months ended March 31, 2026 based on units delivered was $10,081,725 and $28,702,885, respectively, compared to $9,557,710 and $27,057,894 respectively, for the three and nine months ended March 31, 2025. Total revenue recognized for the three and nine months ended March 31, 2026 based on milestones achieved was $1,340,930 and $3,949,549 respectively, compared to $745,009 and $7,296,783 respectively, for the three and nine months ended March 31, 2025. Net sales to five significant customers accounted for approximately 73% of the Company’s total sales for the three-month period ended March 31, 2026, with individual customers representing 12%, 12%, 13%, 16% and 20% of sales. For the three-month period ended March 31, 2025, net sales to five significant customers represented 82% of total sales, with individual customer concentration percentages of 14%, 15%, 16%, 18% and 19%.

For the nine-month period ended March 31, 2026, net sales to four significant customers accounted for approximately 61% of the Company’s total sales, with individual customers representing 14%, 14%, 15%, and 18%. For the nine-month period ended March 31, 2025, net sales to six significant customers represented approximately 75% of total sales with individual customer concentrations of 10%, 11%, 13%, 13%, 13%, and 15%. A single customer may participate in multiple active programs. Therefore, the loss of one program does not necessarily result in the loss of the customer relationship.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of March 31, 2026. Our payment terms are generally 30-60 days.

Contract liabilities were $33,493,308 and $22,886,404 as of March 31, 2026 and June 30, 2025, respectively. The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. Of the $22,886,404 that was in contract liabilities as of June 30, 2025, $4,322,896 has been recognized in revenue as of the nine months ended March 31, 2026. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year. The opening accounts receivable balances, net of allowance for credit losses of $3,000, at July 1, 2024 and July 1, 2025 were $6,635,490 and $7,598,888, respectively.

The Company’s backlog at March 31, 2026 totaling approximately $137.1 million is currently scheduled to be recognized in the following fiscal years: 11% in 2026; 38% in 2027; 22% in 2028; 29% thereafter. The timing of supplier deliveries of material, production schedules, the completion of engineering deliverables, among other factors, could cause these estimates to change. The contracts that make up the Company’s backlog are enforceable and include cancellation clauses. If a contract is terminated for the convenience of the government, the Company would be entitled to receive payments for our allowable costs and, in general, the proportionate share of fees or earnings for the work done. If a contract is terminated for default, the government generally would pay only for the work it has accepted.

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

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” which seeks to enhance investor transparency regarding government grants by strengthening Generally Accepted Accounting Principles and establishing authoritative guidance for the recognition, measurement, and presentation of government grants. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If a business entity adopts the amendments in this update in an interim reporting period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. The Company intends to adopt ASU 2025-10 for any future grants received; however, no changes will be made to the disclosures for any existing grants.

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30th. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40 “Share-based Payments.” Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. The ESOP borrowed from the Company an amount equal to the purchase price of the ESOP shares. The current outstanding loan will be repaid in fifteen (15) equal annual installments of principal which commenced June 2021. The unpaid balance bears interest at a fixed rate of 3.00% per annum. ESOP compensation expense was $289,390 and $149,036 for the three-month periods ended March 31, 2026 and 2025, respectively. ESOP compensation expense was $748,336 and $435,298 for the nine-month periods ended March 31, 2026 and 2025, respectively.

The ESOP shares as of March 31, 2026 and 2025 were as follows:

	March 31, 2026	March 31, 2025
Allocated shares	347,528	383,812
Committed-to-be-released shares	15,885	16,253
Unreleased shares	173,932	195,234
Total shares held by the ESOP	537,345	595,299
Fair value of unearned shares	$9,639,311	$5,296,698

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three and nine months ended March 31, 2026 and 2025, the Company did not repurchase shares held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan. Total share distributions from the ESOP during the nine months ended March 31, 2026 totaled 57,954, of which 31,011 were liquidated and 26,943 were transferred. Total share distributions from the ESOP during the nine months ended March 31, 2025 totaled 67,320, of which 23,393 were liquidated and 43,927 were transferred.

Note 9. Segment Reporting

As of June 30, 2025, the Company adopted FASB’s ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which provides enhancements to qualitative and quantitative reportable segment disclosure requirements for all public companies. Operating segments are clearly defined components of an entity in which separate financial information is readily available and reviewed by the Chief Operating Decision Maker (“CODM”) when allocating resources and assessing company performance. Espey’s CODM is the Chief Executive Officer. There is one management team that oversees a single operating segment and reports directly to the CEO. Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data as presented on the face of the financial statements, focusing on significant expenses, net income, and certain key performance indicators (“KPI”) presented on our internal monthly and weekly management reports. Significant expenses regularly provided to and reviewed by the CODM are Cost of Sales and Selling, General and Administrative costs which are each separately presented on the Company’s Statements of Comprehensive Income. During each of the quarters ended March 31, 2026 and 2025, domestic revenue accounted for the majority of total revenue. The Company manages sales in totality, under one reportable segment.

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

The total backlog at March 31, 2026 was approximately $137.1 million, which included approximately $92.7 million from three significant customers, compared to $138 million at March 31, 2025, which included approximately $97.7 million from three significant customers. A single customer may participate in multiple active programs. Therefore, the loss of one program does not necessarily result in the loss of the customer relationship. For this reason, management believes that the customer backlog concentration poses minimal risk to the Company. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. It is not uncommon to receive orders which include delivery schedules extending beyond a year from the contract origination date. Accordingly, a customer’s future reorder point may vary. The backlog at March 31, 2026 is fully funded, with the exception of approximately $14.5 million, the majority of which represents amounts under multiple orders from a single customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in the unfunded backlog only those programs that it believes are likely to receive funding based on program status and discussions with customers. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves to the extent information is known or estimable. Contracts are generally not cancellable without penalty or recourse.

Management expects higher revenues for fiscal year 2026 when compared to fiscal year 2025. This expectation is driven primarily by orders already in our backlog that are planned to ship before the end of fiscal year 2026. Although 2026 sales for the first nine months were lower when compared to the first nine months of the prior year, management anticipates the volume of sales for the fourth quarter to be consistent when compared to the volume of sales in the previous two quarters and expects the fourth quarter results to be higher when compared to prior year. Further, management believes that net income for fiscal year 2026 will exceed net income from fiscal year 2025. The government shutdowns have had some impact on short term deliverables but based on current information management does not believe there will be a material impact on the fiscal year-end results. The ultimate impact of such events is inherently uncertain and beyond the Company’s control, and actual results could differ from current expectations.

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

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones. Cost overruns arising from technical challenges, scheduling delays, and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of those sales. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $15.5 million. It is presently anticipated that approximately $15.1 million of orders comprising the March 31, 2026 backlog will be filled during the fiscal year ending June 30, 2026, subject to the impact of the factors identified above which, can affect the actual order amount fulfilled by the end of fiscal year 2026. In addition, we may make shipments against orders received subsequently to March 31, 2026, prior to the end of the current fiscal year.

The Company expects new orders in fiscal year 2026 to be lower than those received in fiscal year 2025. During fiscal year 2025, the Company received $86.4 million in new orders which included two significant, multi-year contract awards in an aggregate sum of $49.4 million. New orders received in the first nine months of fiscal year 2026 were $30 million as compared to $75.1 million of new orders received in the first nine months of fiscal year 2025. Management believes that the Company’s ongoing efforts to secure strategic opportunities positions the Company well for positive long-term results. The Company currently has outstanding opportunities representing approximately $152.5 million in the aggregate as of May 7, 2026, for both repeat and new programs.

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

Revenue Recognition

The majority of our sales are generated from military contracts from defense companies, the Department of Defense, other agencies of the government of the United States and foreign governments. Additionally, there is a small portion of sales derived from the rail industry. We provide our products and design and development services under fixed-price contracts. Under fixed-price contracts we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, our generated profit will fluctuate or a loss could be incurred.

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

Accounts Receivable and Allowance for Credit Losses

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures. The accounts receivable balance is reported net of an allowance for credit losses. The Company estimates the allowance based on its analysis of historical experience, current economic market conditions, performance of specific account reviews, and other factored considerations to include, but not limited to, contracts covered by government funding and the overall health of the industry. Interest is not charged on past due balances. Based on these factors, there was an allowance for credit losses of $3,000 at March 31, 2026 and June 30, 2025. Changes to the allowance for credit losses are charged to expense and reduced by charge-offs, net of recoveries.

Results of Operations

Net sales for the three months ended March 31, 2026 and 2025 were $11,422,655 and $10,302,719, respectively. Net sales for the nine months ended March 31, 2026 and 2025 were $32,652,434 and $34,354,677, respectively. In general, sales fluctuations may occur during comparable fiscal periods as the direct result of sales backlog levels, product mix, and specific contractual terms of those firm orders placed including contract value, scope of work, and contract delivery schedules. The increase in sales during the three months ended March 31, 2026 when compared to the same period last year was entirely attributable to an increase in sales on a few key magnetics programs and an increase in our sales related to a specific field service job, offset in part by a decrease in sales related to three main power supply programs and one build to print program.

For the nine months ended March 31, 2026, the decrease in sales (notwithstanding the increase in sales for the three months ended March 31, 2026) when compared to the same period last year is primarily due to the number of units delivered, product mix, and timing of milestone achievement on key programs. The decrease in sales in the current year was mainly related to two specific power supply programs and a build to print program where there was a decrease in the number of units delivered. Additionally, there was a decrease in sales related to a key magnetics program where a milestone deliverable has shifted due to various factors outside of the company’s control. This decrease was partially offset by an increase in sales for the nine months ended March 31, 2026 related to two other power supply programs where we saw an increase in units delivered, another key magnetics program with increase milestone related revenue, and an increase in our sales for field service support.

In summary, the decline in sales during the nine months ended March 31, 2026 when compared to the same period last year reflects the change in timing of shipments and milestone completion on select programs and is not indicative of a sustained change in overall sales trends or order volume. Certain factors outside of the Company’s control, including government approval timelines and vendor related issues can adversely affect our ability to meet deliveries that were originally scheduled within any given quarter. Given the non-seasonal nature of our business, these results are not indicative of management’s current anticipated year-over-year results.

Gross profits for the three months ended March 31, 2026 and 2025 were $4,229,345 and $2,948,384. Gross profit as a percentage of sales was 37.0% and 28.6%, for the same periods, respectively. Gross profits for the nine months ended March 31, 2026 and 2025 were $11,658,928 and $8,912,978. Gross profit as a percentage of sales was 35.7% and 25.9%, for the same periods, respectively. Gross profits have continued to improve through the first three quarters of fiscal year 2026 compared with the prior year. Strong gross profits are driven by product mix, labor efficiencies, and process improvements, partially offset by unforeseen investments in certain fixed-price engineering contracts. Specific power supply programs have needed additional testing as a result of further design considerations identified during the development process.

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

Selling, general and administrative expenses were $1,245,975 for the three months ended March 31, 2026, an increase of $48,713, compared to the three months ended March 31, 2025. Selling, general and administrative expenses were $3,538,681 for the nine months ended March 31, 2026, an increase of $120,475 compared to the nine months ended March 31, 2025. The slight increase in spending for both the three and nine months ended March 31, 2026 as compared to the same period last year was driven by an increase in employee health benefits, ESOP contributions, facility costs, and professional services. These increases were partially offset by a decrease in employee stock option expense, outside selling expenses, travel and entertainment expenses, and advertising costs for both the three and nine months ended March 31, 2026.

Other income for the three months ended March 31, 2026 and 2025 was $408,050 and $336,306, respectively. Other income for the nine months ended March 31, 2026 and 2025 was $1,344,526 and $883,139, respectively. The primary reason for the increase during the three and nine months ended March 31, 2026 is due to the increase in interest income resulting from an increase in cash held in money market accounts and investment securities. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate for the three and nine months ended March 31, 2026 was 15.5% and 17.2% respectively, compared to approximately 18.3% for the three and nine months ended March 31, 2025. The effective tax rate in fiscal year 2026 is less than the statutory tax rate due to the benefit received from ESOP dividends paid on allocated shares, the benefit derived from stock-based compensation, and FDII deductions, offset in part by the permanent difference in ESOP fair market value and cost which is not deductible for tax purposes. The effective tax rate for the three months ended March 31, 2026 was lower than the same period last year, primarily due to the increased tax benefit for stock forfeitures and stock option exercises within the quarter. The lower effective tax rate for the nine months ended March 31, 2026 compared to the same period in 2025 is primarily due to the increase in tax benefit for stock forfeitures and stock option exercises. In July 2025, the One Big Beautiful Bill Act (the "Tax Act") was enacted, introducing a series of corporate tax changes in the U.S., including 100% bonus depreciation on qualified property and full expensing for research and development expenditures. The impacts of the Tax Act are reflected in our results for the three and nine months ended March 31, 2026 and there was no material impact to our income tax expense or effective tax rate.

Net income for the three months ended March 31, 2026 was $2,864,662 or $1.03 and $0.99 per share, basic and diluted, respectively, compared to net income of $1,704,487 or $0.66 and $0.63 per share, basic and diluted, respectively, for the three months ended March 31, 2025. Net income for the nine months ended March 31, 2026 was $7,839,607 or $2.85 and $2.74 per share, basic and diluted, respectively, compared to net income of $5,211,303 or $2.03 and $1.95 per share, basic and diluted, respectively, for the nine months ended March 31, 2025. The increase in net income in the three and nine months ended March 31, 2026 when compared to the same period last year resulted primarily from the increase in gross profit and increase in interest income which was offset in part by the increase in selling, general, and administrative expenses and the provision for income taxes discussed in detail above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business. During the past two fiscal years, the Company has funded all of its operations with cash flows resulting from operating activities and when necessary, from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has a $3,000,000 line of credit available to help fund further growth or working capital needs but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities related to outstanding standby letters of credit were zero as of March 31, 2026 and 2025. The existing line of credit was renewed in February 2026.

The Company's working capital as of March 31, 2026 and 2025 was approximately $50.5 million and approximately $39.9 million, respectively, including the reclassification disclosed in Note 1. The Company may at times be required to repurchase shares at the ESOP participants’ request at fair market value. During the three and nine months ended March 31, 2026 and 2025, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of March 31, 2026, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Nine Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$6,297,074	$18,219,771
Net cash used in investing activities	$(1,549,410)	$(8,265,308)
Net cash used in financing activities	$(2,450,700)	$(446,971)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities compared to the prior year primarily relates to an increase in inventories, prepaid expenses and other current assets, and a decrease in accounts receivable. This is offset in part by an increase in contract liabilities for cash advances received from customers. Net cash used in investing activities decreased in the nine months ended March 31, 2026 as compared to the same period in 2025 due to an increase in proceeds collected from awarded grants, and proceeds from the sale and maturity of investment securities offset by a slight increase in additions to property, plant, and equipment. Net cash used in financing activities increased solely due to the increase in dividends paid when compared to the same period last year offset in part by the proceeds collected from the exercise of stock options. The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the nine months ended March 31, 2026, the Company expended $2,800,998 for plant improvements and new equipment, of which $2,029,608 was reimbursed under the $3.4 million award that was received by the Company in the second quarter of fiscal year 2025. During the nine months ended March 31, 2025, the Company expended $2,509,088 for plant improvements and new equipment, of which $2,346,233 was eligible to be reimbursed under the $7.4 million award received by the Company in fiscal year 2023. The awards received by the Company are in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. These funding awards are part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. The Company initially allocated approximately $850,000 for new equipment and plant improvements in fiscal year 2026, which are not reimbursable under the funding awards received. Actual spending at the end of the third quarter surpassed this budget. Excluding any further investments during the fourth quarter, year-to-date additions to property plant and equipment totaled approximately $855,000 which were directed towards essential investments in facility upgrades, expenditures to maintaining market competitiveness, and items needed to fulfill current contractual requirements.

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

As of March 31, 2026 the Company can repurchase up to $783,460 of its common stock pursuant to an existing authorization by the Board of Directors. During the quarter ended March 31, 2026 no shares were repurchased.

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

Date: May 12, 2026