Form 10-K
period 2026-06-30
ESPEY MFG & ELECTRONICS CORP
filed 2026-09-23
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $167,477,906 based upon the closing sale price of $47.13 on the NYSE American on December 31, 2025.

At September 15, 2026 there were 3,036,872 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 through 14 on Form 10-K as indicated herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	Changing priorities or decreases in the U.S. government’s defense budget (including changes in priorities in response to terrorist threats, improvement of homeland security and general U.S. Government budgetary issues);
•	Termination of government contracts due to unilateral government action;
•	Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;
•	Potential of changing prices for energy and raw materials, including tariffs on imported raw materials and volatility arising from foreign trade practices;
•	General strength of the industry sectors in which our customers transact business

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

In fiscal years ended June 30, 2026 and 2025, the Company's total sales were $46,124,325 and $43,950,872, respectively. Sales to five customers accounted for 11%, 12%, 13%, 15%, and 16%, respectively, of total sales in 2026. Sales to six customers accounted for 10%, 11%, 12%, 12%, 13%, and 16%, respectively, of total sales in 2025. A single customer may participate in multiple active programs. Therefore, the loss of one program does not necessarily result in the loss of the customer relationship. A loss of one of these customers or programs related to these customers could impact the financial performance of the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. In some instances, our sales may include shipments to more than one business unit of a particular customer.

Export shipments in fiscal years 2026 and 2025 were $4,465,966 and $3,124,820, respectively. The increase is primarily due to the increase in shipments on a large power supply contract in the current year when compared to the same period last year.

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

Ongoing demand in the power electronics industry across multiple manufacturing sectors continues to create shortages and extended lead times. In some instances, waiting times for certain components approach a year or more. We adequately factor supplier-provided lead times into internal planning schedules and new customer quotations. From time to time, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which may arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue but are not expected to have a significant impact on operating income in fiscal year 2027.

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

Sales Backlog

The total sales backlog at June 30, 2026 was $134.9 million, which included approximately $88.2 million from three significant customers, compared to approximately $139.7 million at June 30, 2025, which included approximately $95.2 million from three significant customers. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. Orders from significant customers may include more than a single program and procurement may originate from various divisions of the significant customer. The funded portion of the backlog at June 30, 2026 was $123.7 million. This includes items that have been authorized and appropriated by Congress and/or funded by the customer. The unfunded backlog at June 30, 2026 was $11.2 million, the majority of which represents amounts under multiple orders from a single customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in unfunded backlog only those programs that it believes are likely to receive funding based on discussions with customers and program status. The unfunded backlog at June 30, 2025 approximated $33 million. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves as information is known and estimable. Contracts with customers generally grant the customer a right to cancel a contract for convenience. Although these contracts meet the enforceability criteria of ASC 606 because the customer is legally obligated to reimburse the Company for all costs incurred through the termination date, they do not provide a contractual right to a profit margin upon cancellation. Consequently, any advanced consideration received is recorded as a current contract liability on the Balance Sheet.

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

It is presently anticipated that approximately $48 million of orders comprising the June 30, 2026 backlog will be filled during the fiscal year ending June 30, 2027. The estimate of the June 30, 2026 backlog to be shipped in fiscal year 2027 is subject to future events, which may cause the amount of the backlog actually shipped to differ from such estimate.

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

Our business is not seasonal. However, the concentration of our business in equipment for military applications and industrial applications, as well as our customer concentrations, expose us to on-going associated risks. These risks include, without limitation, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, the potential of governmental termination of orders for convenience, and the general strength of the industry sectors in which our customers transact business.

Future procurement needs supporting the military and off-road equipment continue to drive competition. Many of our competitors have invested, and they continue to invest aggressively in upfront product design costs and accept lower profit margins as a strategic means of maintaining existing business and enhancing market share. This continues to put pressure on the pricing of our current products and has lowered our profit margins on some of our new business. In order to compete effectively for new business, in some cases we have invested in upfront design costs, thereby reducing initial profitability as a means of procuring new long-term programs. As part of our strategy, we adjust our pricing in order to achieve a balance which enables us both to retain repeat programs while being more competitive in bidding on new programs.

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

Research and Development

We do very little research and development with the intent to develop and market new product offerings for sale to customers. Our business primarily is driven by customer product needs and custom product development funded by the applicable customers. We incur research costs to support a request for quotation from a customer product-specific need usually associated with stringent size and weight requirements. In addition, the Company's engineers and technicians spend varying amounts of time identifying improvements to existing products with the primary objective of reducing production costs. At times, engineers are tasked with researching replacement parts to remediate identified obsolescence on current or repeat production programs. The Company's expenditures for research related activities were approximately $69,902 and $71,074 in fiscal years 2026 and 2025, respectively.

Employees

The Company had 144 employees as of August 31, 2026. Approximately 35% of the employees are represented by the International Brotherhood of Electrical Workers. The current collective bargaining agreement was ratified on July 1, 2025 and is set to expire on June 30, 2028. Relations with the Union are considered good.

Government Regulations

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not in fiscal year 2026, and the Company believes will not in fiscal year 2027, have a material effect upon the capital expenditures, net income, or competitive position of the Company.

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

Item 1C. Cybersecurity

Robust cybersecurity is an essential component of our strategic vision. We face a variety of complex cybersecurity threats as a defense contractor. Among the risks are computer malware, ransomware, phishing attacks, Denial of Service attacks and Advanced Persistent Threats. Our security team, comprised of members from senior management, IT, human resources and program management, performs routine risk assessments in accordance with NIST 800-30, using input from observed risks and threats, advisories, federal agencies and local law enforcement. The Audit Committee of the Board of Directors is responsible for oversight of our risk management processes. The Audit Committee is briefed by senior management on cybersecurity posture, initiatives and incidents. We allocate significant resources to mitigate these risks. We are required to adhere to rigorous regulations, such as those outlined in the Defense Federal Acquisition Regulation Supplement (DFARS), which govern the protection of controlled unclassified information (CUI) and the mandatory reporting of cybersecurity incidents to the Department of Defense (DoD). All DFARS requirements flow down to our sub-contractors, who are required to self-report their compliance to the U.S. Government. In addition to the processes and systems that we use to identify and mitigate risks, we utilize third party services to conduct valuations of our security controls, including penetration testing and independent audits. Despite our efforts to uphold the highest cybersecurity standards, we may still experience a cybersecurity incident that has a material effect on business strategy, results of operation or financial condition. It is also possible that additional regulations could affect our supply chain and increase costs. Prior cyberattacks directed at us have not had a material impact on our financial results nor restricted us from being awarded contracts from other defense companies or directly from the United States Department of Defense. However, we can provide no assurance that the occurrence of any future event would not adversely affect our internal operations, our reputation and competitive advantage, and our future financial results.

Item 2.	Property

The Company's entire operation, including administrative, manufacturing and engineering facilities, is located in Saratoga Springs, New York.

The Saratoga Springs plant, which the Company owns, consists of two buildings on a 22-acre site, approximately eight acres of which is unimproved. The property is not subject to mortgage indebtedness or any other material encumbrance. The plant has a sprinkler system throughout and contains approximately 174,000 square feet of in-service floor space, of which 113,000 is used for manufacturing, 24,000 for engineering, 33,000 for shipping and climatically secured storage, and 4,000 for offices. The offices, engineering and some manufacturing areas are air-conditioned. In addition to assembly and wiring operations, the plant includes facilities for varnishing, potting, impregnation and spray-painting operations. The manufacturing operation also includes a complete machine shop, with welding and sheet metal fabrication facilities adequate for substantially all of the Company's current operations. Besides normal test equipment, the Company maintains a sophisticated on-site environmental test facility. In addition to meeting all of the Company's in-house needs, the machine shop and environmental facilities are available to other companies on a contract basis.

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

Price Range of Common Stock

The table below shows the range of high and low prices for the Company's common stock on the NYSE American (symbol "ESP"), the principal market for trading in the common stock, for each quarterly period for the last two fiscal years ended June 30:

2026	High	Low
First Quarter	$55.00	$36.76
Second Quarter	47.77	36.00
Third Quarter	62.15	44.20
Fourth Quarter	74.77	54.05

2025	High	Low
First Quarter	$32.00	$20.50
Second Quarter	33.00	26.38
Third Quarter	30.29	25.16
Fourth Quarter	48.71	24.85

Holders

The approximate number of holders of record of the common stock was 51 on September 15, 2026 according to records of the Company's transfer agent. Included in this number are shares held in "nominee" or "street" name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

Dividends

The Company paid a regular cash dividend on common stock of $1.00 per share and a special cash dividend of $0.75 per share for the fiscal year ended June 30, 2026. The Company paid a regular cash dividend on common stock of $1.00 per share for the fiscal year ended June 30, 2025. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend or declare a special dividend during any future years.

During fiscal year 2026, the Company did not sell any of its common stock to the Trustees of The Espey Mfg. & Electronics Corp. Employee Stock Ownership Plan Trust (the “ESOP”).

The Company did not make any open market purchases of equity securities in the fourth quarter of fiscal year 2026.

The following table sets forth information as of June 30, 2026 with respect to compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	114,342	$19.80	14,969

Equity compensation plans not approved by security holders	—		—
Total	114,342		14,969

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

Management expects fiscal year 2027 revenues to outpace fiscal year 2026. While revenue is growing, the current sales mix is expected to shift and include new products with heavier engineering investments. Although these upfront costs may temporarily compress near-term gross profits, they have the potential to build a foundation for long-term production revenue. Manufacturing scaling and efficiency initiatives are expected to help offset these initial costs and support gross margins. As market factors, including competition and product costs impact gross profit margins, management will continue to evaluate our sales strategy, employment levels, and facility costs.

Ongoing demand in the power electronics industry across multiple manufacturing sectors continues to create shortages and extended lead times. In some instances, waiting times for certain components approach a year or more. We adequately factor supplier-provided lead times into internal planning schedules and new customer quotations. From time to time, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which may arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue but are not expected to have a significant impact on operating income in fiscal year 2027.

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

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays which can arise as a result of, among other reasons, design complexity, availability of personnel with the requisite expertise, requirements to obtain customer approval at various milestones, and extended delivery lead times on material required for prototypes. Cost overruns which can be caused from technical and schedule delays and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of such sales. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $14.9 million.

The Company expects fiscal year 2027 new orders to meet or exceed fiscal year 2026 levels. During fiscal year 2026, the Company received approximately $41.4 million in new orders. In addition to the backlog, the Company currently has outstanding opportunities representing approximately $173 million in the aggregate as of September 5, 2026, for both repeat and new programs. Outstanding opportunities encompass various new and previously manufactured power supplies, transformers, and subassemblies. The stated amount includes only those opportunities that we believe are likely to be awarded based on factors which include: quotation status, communicated award dates, historical ordering, public information on defense programs and program funding, discussion with customers, and our cost competitiveness. However, there can be no assurance that the Company will acquire any of the outstanding opportunities described above, many of which are subject to allocations of the United States defense spending and elements affecting the defense industry. Many solicitations we receive for the procurement of goods and services takes place by competitive bidding.

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

Management, along with the Board of Directors, continues to evaluate the need and use of the Company’s working capital. Capital expenditures, primarily for machinery and equipment and facility upgrades, are not expected to exceed $500,000 for fiscal year 2027. These upgrades would be in addition to those that are being funded by grants the Company was awarded. A majority of these expenditures will be made to stay competitive in the marketplace and to meet the needs of current contracts.

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

Results of Operations

Net sales for the years ended June 30, 2026 and 2025 were $46,124,325 and $43,950,872, respectively, a 4.95% increase. In general, sales fluctuations within product categories will occur during a comparable fiscal period as the direct result of product mix, influenced by the duration of specific programs and the contractual terms of firm orders placed for product and services under those programs including contract value, scope of work and contract delivery schedules. Deliverables within firm contracts are often subject to delivery schedules which also contributes to sales fluctuations between comparable periods. Fiscal year 2026 sales increased year-over-year, driven primarily by growth in our magnetics programs and field service work. This growth was partially offset by lower sales in our power supply programs, resulting from contract completions and planned customer delivery schedules that led to fewer active orders compared to the prior year.

Gross profits for the years ended June 30, 2026 and 2025 were $16,284,133 and $12,684,631, respectively. Gross profit as a percentage of sales was 35.3% and 28.9%, for the same periods, respectively. The primary factors in determining the change in gross profit and net income are overall sales levels and product mix. The gross profits on mature products and build to print contracts are typically higher as compared to products which are still in the engineering development stage or in early stages of production. In the case of the latter, the Company can incur what it refers to as “loss contracts,” primarily on engineering design contracts in which the Company invests with the objective of developing future product sales. In any given accounting period, the mix of product shipments between higher margin programs and less mature programs, and expenditures associated with loss contracts, has a significant impact on gross profit and net income. Gross profit for the fiscal year ended June 30, 2026, increased year-over-year, driven primarily by higher sales volume and a favorable product mix. This growth was further supported by higher-than-average profit margins on completed milestone sales and the utilization of lower-cost labor groups than originally budgeted.

Selling, general and administrative expenses were $4,689,449 for the fiscal year ended June 30, 2026, an increase of $131,504 compared to the fiscal year ended June 30, 2025. The increase in spending for the year ended June 30, 2026 compared to the same period in 2025 mainly arose from an increase in salaries and incentive pay, an increase in health benefit costs, an increase in transfer agent fees, and an increase in ESOP contribution expense. These increases were offset, in part, by a decrease in conference expenses, employee recruitment costs, outside selling expenses, and stock option expense.

Other income for the fiscal years ended June 30, 2026 and 2025 was $1,720,652 and $1,601,978, respectively. The growth was driven by higher interest income, resulting from expanded investment securities, elevated cash balances, and a higher fixed-rate environment. This increase was partially offset by a one-time $300,000 Capital Investment Grant recognized in fiscal 2025 related to the construction completion of the Magnetics Center of Excellence. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

The Company’s effective tax rate was approximately 16.0% in the fiscal year 2026 and approximately 16.3% in fiscal year 2025. The effective tax rates for both fiscal year 2026 and 2025 are less than the statutory tax rate mainly due to the benefit received from stock option exercises, dividends paid on allocated ESOP shares, and a benefit from foreign derived intangible income, offset in part by the difference in ESOP costs and fair market value.

The Company generated net income for fiscal year 2026 of $11,179,759 or $4.04 and $3.89 per share, basic and diluted, compared to net income of $8,142,954 or $3.14 and $3.02 per share, basic and diluted, for fiscal year 2025. The increase in net income in the year ended June 30, 2026 compared to the same period in 2025 is primarily attributable to higher sales, higher gross profit margins, an increase in other income, offset in part, by an increase in selling, general, and administrative expenses and an increase in the provision for income taxes.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business, and during the past two fiscal years, the Company, when possible, has funded all of its operations with cash flows resulting from operating activities and when necessary, from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has available a $3,000,000 line of credit to help fund further growth or working capital needs, if necessary, but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2026 and 2025. The existing line of credit was extended and expires March 31, 2027.

The Company's working capital as of June 30, 2026 and 2025 was approximately $54.7 million and approximately $45.7 million, respectively. Working capital for the prior period has been recomputed using the reclassified balance sheet amounts to conform to the fiscal 2026 presentation. This adjustment was made solely for comparability purposes and did not impact previously reported net income or cash flows.

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the years ended June 30, 2026 and 2025, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of June 30, 2026, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	2026	2025
Net cash provided by operating activities	$5,690,524	$20,991,372
Net cash used in investing activities	(2,361,548)	(6,938,966)
Net cash (used in) provided by financing activities	(2,754,655)	458,268

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities compared to the prior year primarily relates to increases in inventories, accounts receivable, prepaid expenses and other current assets, and a decrease in income taxes payable, offset in part, by an increase in accounts payable, contract liabilities, and accrued salaries and wages. Net cash used in investing activities decreased in the year ended June 30, 2026 as compared to the same period in 2025 due to a decrease in proceeds received from grant awards and a decrease in additions to property, plant and equipment. This was partially offset by an increase in the purchase of investment securities net of proceeds from the sale and maturity of investment securities and an increase in proceeds from the sale and maturity of investments when compared to the same period last year. Cash used in financing activities increase for the year ended June 30, 2026 when compared to the same period in the prior year as a result of the increase in dividend payments on common stock, offset by a decrease in proceeds from the exercise of stock options.

The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents, will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the fiscal year ended June 30, 2026, the Company expended $3,108,908 for plant improvements and new equipment, of which $2,029,608 was reimbursed under the $3.4 million award that was received by the Company in the second quarter of fiscal year 2025. During the fiscal year ended June 30, 2025, the Company expended $4,365,404 for plant improvements and new equipment, of which $3,260,000 was reimbursed under the $7.4 million award received by the Company in fiscal year 2023. The awards received by the Company are in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. These funding awards are part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. Separately, the Company has budgeted approximately $500,000 for new equipment and plant improvements in fiscal year 2027, not reimbursable under any funding award. A majority of these expenditures will be made to maintain and upgrade our operations facility, stay competitive in the marketplace and to meet the needs of current contracts.

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

During the current fiscal year, the Company changed its financial statement presentation to classify certain balance sheet assets and liabilities into current and non-current categories that were historically presented as current. Prior period amounts have been reclassified to conform to the current year presentation. This change had no impact on previously reported total assets, total liabilities, or net income.

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

We recognize revenue using the output method based on the appraisal of results achieved and milestones reached or units delivered based on contractual shipment terms.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Espey Mfg. & Electronics Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Espey Mfg. & Electronics Corp. (the “Company”) as of June 30, 2026, and the related statements of comprehensive income, changes in stockholders’ equity and cash flows for year ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and the results of its operations and its cash flows for the year ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Other Matter

The financial statements of the Company as of and for the year ended June 30, 2025 were audited by Freed Maxick P.C., who joined WithumSmith+Brown, PC on August 1, 2025, and rendered their opinion on such statements on September 16, 2025.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Valuation of Inventory and Accruals Related to Contracts in Process and Work in Process

Critical Audit Matter Description

As discussed in Notes 2 to the financial statements, inventory relating to contracts in process and work in process is valued at cost. Contract costs include material, subcontract costs, labor, and an allocation of overhead costs. The costs attributed to revenue recognized under contracts reduces costs capitalized and are based on the estimated average cost of all units expected to be produced related to each performance obligation identified. Certain contracts are expected to extend beyond twelve months. Provision for losses on contracts is made when the existence of such losses becomes probable and estimable. The provision for losses on contracts is included in other accrued expenses on the balance sheet.

The estimation of total cost at completion of a contract is subject to variables involving contract costs incurred and expected to be incurred and estimates regarding contract completion dates. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of expected contract costs could be recorded if different assumptions were used, based on changes in circumstances, in the estimation process. When a change in expected estimated cost is determined, changes are reflected in current period earnings. Due to the magnitude of the inventory, and the subjectivity involved in estimating the total cost at completion we identified the evaluation as a critical audit matter, which required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures performed included the following: (i) obtain understanding of the process and assumptions used by management to develop estimates to complete including labor, overhead and materials; (ii) perform retrospective review of prior period’s cost of sales percentage and estimates to complete; (iii) perform brainstorming meeting among the engagement team to determine where the estimate may be susceptible to fraud or error, (iv) test management’s estimate to complete and expected gross margin; and (v) review appropriateness of loss job accrual.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2014.

Rochester, New York

September 22, 2026

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Espey Mfg. & Electronics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Espey Mfg. & Electronics Corp. (the Company) as of June 30, 2025, the related statements of comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Inventory and Accruals Related to Contracts in Process and Work in Process

As discussed in Notes 2 and 5 to the financial statements, inventory relating to contracts in process and work in process is valued at cost. Contract costs include material, subcontract costs, labor, and an allocation of overhead costs. The costs attributed to units delivered under contracts are based on the estimated average cost of all units expected to be produced. Certain contracts are expected to extend beyond twelve months. Provision for losses on contracts is made when the existence of such losses becomes probable and estimable. The provision losses on contracts is included in other accrued expenses on the balance sheet.

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

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures performed included the following:

•	Obtain understanding of the process and assumptions used by management to develop estimates to complete including labor, overhead and materials.
•	Perform retrospective review of prior period’s cost of sales percentage and estimates to complete.
•	Perform brainstorming meeting among the engagement team to determine where the estimate may be susceptible to fraud or error.
•	Test management’s estimate to complete and expected gross margin.
•	Review appropriateness of job loss accrual.

/s/ Freed Maxick, P.C.

We have served as the Company's auditor since 2014.

Rochester, New York

September 16, 2025

PCAOB ID Number 317

Espey Mfg. & Electronics Corp.

Balance Sheets

June 30, 2026 and 2025

	2026	2025
ASSETS
Cash and cash equivalents	$19,436,966	$18,862,645
Investment Securities	26,006,718	24,717,245
Trade accounts receivable, less allowance for credit losses of $3,000	8,959,999	7,598,888
Income tax receivable	443,861	—

Inventories:
Raw materials	2,450,892	2,120,462
Work-in-process	767,381	681,334
Costs related to contracts in process	22,750,135	15,040,253
Total inventories	25,968,408	17,842,049

Prepaid expenses and other current assets	10,497,773	4,933,562
Total current assets	91,313,725	73,954,389

Deferred tax asset	1,338,858	1,202,019
Property, plant and equipment, net	4,500,814	3,960,156
Total assets	$97,153,397	$79,116,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$3,449,040	$2,641,576
Accrued expenses:
Salaries and wages	1,310,642	1,185,387
Vacation	536,974	568,078
Other	283,151	594,153
Payroll and other taxes withheld	831	93,456
Contract liabilities	30,999,186	22,886,404
Income taxes payable	—	298,510
Total current liabilities	36,579,824	28,267,564
Total liabilities	36,579,824	28,267,564

Commitments and Contingencies (See Note 13)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of June 30, 2026 and 2025. Outstanding 3,007,672 and 2,896,368 shares as of June 30, 2026 and 2025, respectively (Includes 168,636 and 189,817 Unearned ESOP Shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	27,354,936	26,331,842
Accumulated other comprehensive gain	13,320	11,596
Retained earnings	37,898,276	31,550,390
	66,309,823	58,937,119

Less: Unearned ESOP shares	(3,084,342)	(3,471,747)
Cost of 122,202 and 233,506 shares of common stock in treasury as of June 30, 2026 and 2025, respectively	(2,651,908)	(4,616,372)
Total stockholders' equity	60,573,573	50,849,000
Total liabilities and stockholders' equity	$97,153,397	$79,116,564

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Comprehensive Income

Years Ended June 30, 2026 and 2025

	2026	2025

Net sales	$46,124,325	$43,950,872
Cost of sales	29,840,192	31,266,241
Gross profit	16,284,133	12,684,631

Selling, general and administrative expenses	4,689,449	4,557,945
Operating income	11,594,684	8,126,686

Other income
Interest income	1,702,825	1,259,852
Other	17,827	342,126
Total other income	1,720,652	1,601,978

Income before provision for income taxes	13,315,336	9,728,664

Provision for income taxes	2,135,577	1,585,710

Net income	$11,179,759	$8,142,954

Other comprehensive income, net of tax:
Unrealized gain on investment securities	1,724	5,052

Total comprehensive income	$11,181,483	$8,148,006

Net income per share:
Basic	$4.04	$3.14
Diluted	$3.89	$3.02

Weighted average number of shares outstanding:
Basic	2,770,292	2,591,036
Diluted	2,871,414	2,696,192

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity

Years Ended June 30, 2026 and 2025

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

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (continued)

Years Ended June 30, 2026 and 2025

				Accumulated
				Capital in	Other			Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2025	2,896,368	$1,043,291	$26,331,842	$11,596	$31,550,390	233,506	$(4,616,372)	$(3,471,747)	$50,849,000

Comprehensive income:

Net income					11,179,759				11,179,759

Other comprehensive income, net of tax of $362				1,724					1,724

Total comprehensive income									11,181,483

Stock options exercised	111,304		112,754			(111,304)	1,964,464		2,077,218

Stock-based compensation			213,688						213,688

Dividends paid on common stock $1.75 per share					(4,831,873)				(4,831,873)

Reduction of unearned ESOP shares			696,652					387,405	1,084,057

Balance as of June 30, 2026	3,007,672	$1,043,291	$27,354,936	$13,320	$37,898,276	122,202	$(2,651,908)	$(3,084,342)	$60,573,573

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Cash Flows

Years Ended June 30, 2026 and 2025

	2026	2025
Cash Flows from Operating Activities:

Net income	$11,179,759	$8,142,954
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	213,688	346,281
Depreciation	512,341	451,523
ESOP compensation expense	1,084,057	622,472
Deferred income tax benefit	(136,839)	(306,865)
Loss on sale of property, plant and equipment	20,802	—

Changes in assets and liabilities:
Increase in trade accounts receivable	(1,361,111)	(963,398)
Increase in income taxes receivable	(443,861)	—
(Increase) Decrease in inventories	(8,126,359)	1,401,960
Increase in prepaid expenses and other current assets	(5,564,211)	(1,702,160)
Increase (Decrease) in accounts payable	807,462	(1,109,633)
Increase in accrued salaries and wages	125,255	257,224
(Decrease) Increase in vacation accrual	(31,104)	56,934
Decrease other accrued expenses	(311,002)	(163,399)
(Decrease) Increase in payroll and other taxes withheld	(92,625)	36,594
Increase in contract liabilities	8,112,782	13,842,982
(Decrease) Increase in income taxes payable	(298,510)	77,903
Net cash provided by operating activities	$5,690,524	$20,991,372

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3,108,908)	(4,365,403)
Proceeds from grant award	2,029,608	3,260,000
Proceeds from sale of property, plant and equipment	5,500	—
Purchase of investment securities	(36,704,748)	(33,873,762)
Proceeds from sale/maturity of investment securities	35,417,000	28,040,200
Net cash used in investing activities	(2,361,548)	(6,938,965)

Cash Flows from Financing Activities:
Dividends paid on common stock	(4,831,873)	(2,597,354)
Proceeds from exercise of stock options	2,077,218	3,055,622
Net cash (used in) provided by financing activities	(2,754,655)	458,268

Increase in cash and cash equivalents	574,321	14,510,675
Cash and cash equivalents, beginning of the year	18,862,645	4,351,970
Cash and cash equivalents, end of the year	$19,436,966	$18,862,645

Supplemental Schedule of Cash Flow Information:
Income taxes paid, net of refunds	$3,015,577	$1,815,732

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 1. Nature of Operations

Espey Mfg. & Electronics Corp. (Espey, the Company, we, or our) is a manufacturer of electronic equipment used primarily in military and industrial applications. The principal markets for the Company's products are companies that provide electronic support to both military and industrial applications across the United States and at some international locations.

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

Inventory relating to contracts in process and work in process is valued at cost, including factory overhead incurred to date. Contract costs include material, subcontract costs, labor, and an allocation of overhead costs. Work in process represents spare units and parts and other inventory items acquired or produced to service units previously sold or to meet anticipated future orders. Provision for losses on contracts is made when the existence of such losses becomes probable and estimable. The provision for losses on contracts is included in other accrued expenses on the Company’s balance sheet. The costs attributed to revenue recognized under contracts reduces costs capitalized and are based on the estimated average cost of all units expected to be produced related to each performance obligation identified. Certain contracts are expected to extend beyond twelve months.

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

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

Contract Liabilities

Contract liabilities include advance payments and billings in excess of revenue recognized. Contracts with customers generally grant the customer a right to cancel a contract for convenience. Although these contracts meet the enforceability criteria of ASC 606 because the customer is legally obligated to reimburse the Company for all costs incurred through the termination date, they do not provide a contractual right to a profit margin upon cancellation. Consequently, any advanced consideration received in excess of amounts that are expected to be owed in the event of termination is recorded as a current contract liability on the Balance Sheet.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investment Securities

The Company accounts for its investments in debt securities in accordance with ASC 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in debt securities at June 30, 2026 and 2025 consisted of a combination of municipal bonds and certificates of deposit. The Company classifies investments in debt securities as available-for-sale, which are reported at fair market value. Unrealized holding gains and losses, net of related tax effect, on available-for-sale debt securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Realized gains and losses for debt securities classified as available-for-sale are included in earnings and are determined using the specific identification method. Interest income is recognized when earned. Fair values are based on quoted market prices available as of the balance sheet date, and are therefore considered a Level 1 valuation.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investment securities, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2026 and 2025 because of the immediate or short-term maturity of these financial instruments.

Accounts Receivable and Allowance for Credit Losses

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures. Accounts receivable are reported net of an allowance for credit losses. The Company estimates the allowance based on its analysis of historical experience, current economic market conditions, performance of specific account reviews, and other factored considerations to include, but not limited to, contracts covered by government funding and the overall health of the industry. Interest is not charged on past due balances. Based on these factors, there was an allowance for credit losses of $3,000 at June 30, 2026 and 2025. Changes to the allowance for credit losses are charged to expense and reduced by charge-offs, net of recoveries. The opening accounts receivable balance, net of allowance for credit losses of $3,000, at July 1, 2025 and July 1, 2024 were $7,598,888 and $6,635,490, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income for fiscal years ended June 30, 2026 and 2025 consists of unrealized holding gains on available-for-sale debt securities.

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

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies, Continued

Impairment of Long-Lived Assets

Long-lived assets, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets in fiscal years 2026 and 2025. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet, if applicable.

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

Reclassifications

During the year ended June 30, 2026, the Company reclassified deferred tax assets from current assets to non-current assets. Prior period amounts were reclassified for comparability, including presentation of the deferred tax asset as of June 30, 2025 as a non-current asset in the June 30, 2026 balance sheet.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures”, which includes amendments that further enhance income tax disclosures through the standardization and disaggregation of rate reconciliation categories and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively, with early adoption and retrospective application permitted. Espey adopted ASU 2023-09 effective June 30, 2026. The adoption of 2023-09 did not change the way the company measures or recognizes tax assets and liabilities. Refer to the notes to the financial statements for further information on Espey’s income tax disclosures.

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

Management disaggregates revenue into two primary streams: manufacturing jobs and engineering jobs. Manufacturing jobs primarily consist of the production and delivery of customer-specific products and may include contractual milestones associated with production activities or final unit delivery. Engineering jobs primarily consist of design, development, testing, and other engineering services performed to customer specifications. The nature, timing, and contractual structure of these services differ and form the basis for management's disaggregation of revenue.

Total revenue recognized for the year ended June 30, 2026 for manufacturing jobs totaled $37,582,698 compared to $35,343,557 for the same period in fiscal year 2025. Total revenue recognized for the year ended June 30, 2026 related to engineering jobs totaled $8,541,627 compared to $8,607,314 for the same period in fiscal year 2025.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 3. Revenue, Continued

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means, the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would result in the adjustment of the transaction price as of June 30, 2026. Our payment terms are generally 30-60 days.

Contract liabilities were $30,999,186 and $22,886,404 as of June 30, 2026 and 2025, respectively. The increase in contract liabilities is primarily due to the advance collection of cash on specific contracts, offset in part, by revenue recognized. Revenue recognized, that was in contract liabilities at the beginning of the fiscal year was $6,785,955 and $3,666,815 for the years ended June 30, 2026 and 2025, respectively. The opening contract liabilities balance at July 1, 2025 and July 1, 2024 were $22,886,404 and $9,043,422, respectively. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog, representing performance obligations not yet satisfied, at June 30, 2026 totaling $134.9 million is expected, based on expected due dates, to be recognized in the following fiscal years: 36% in 2027, 35% in 2028, 12% in 2029, and 17% thereafter. The nature of the contracts that make up the Company’s backlog are enforceable and include cancellation clauses. If a contract is terminated for the convenience of the government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. If a contract is terminated for default, the government generally pays for only the work it has accepted.

Significant Customers & Accounts Receivable Concentrations:

A significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. Sales to five customers accounted for 67% of total sales in 2026. Each of the five customers accounted for 12%, 13%, 16%, 15% and 11 % of sales in fiscal year 2026. Sales to six customers accounted for 74% of total sales in 2025. These six customers accounted for 16%, 13%, 12%, 12%, 11% and 10%, respectively, of total sales in 2025. Orders from significant customers may include more than one program and procurement may originate from various divisions of the significant customer. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 60% represented by three customers at June 30, 2026. These three customers accounted for 35%, 13% and 12% of accounts receivable in fiscal year 2026. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 51% represented by three customers at June 30, 2025. Each of the three customers accounted for 26%, 14% and 11% of accounts receivable in fiscal year 2025.

Export shipments in fiscal years 2026 and 2025 were $4,465,966 and $3,124,820, respectively.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 4. Investment Securities

Investment securities at June 30, 2026 and June 30, 2025 consisted of certificates of deposit and municipal bonds. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value debt securities by major security type at June 30, 2026 and June 30, 2025 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2026
Certificates of deposit	$24,787,000	$—	$—	$24,787,000
Municipal bonds	1,202,856	19,357	(2,495)	1,219,718
Total investment securities	$25,989,856	$19,357	$(2,495)	$26,006,718

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2025
Certificates of deposit	$23,539,000	$—	$—	$23,539,000
Municipal bonds	1,163,567	14,678	—	1,178,245
Total investment securities	$24,702,567	$14,678	$—	$24,717,245

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments. Accrued interest associated with the Company’s available-for-sale debt securities totaled $237,646 as of June 30, 2026 and $273,921 as of June 30, 2025 and is presented within prepaid expenses and other assets on the balance sheet.

The Company regularly reviews the available-for-sale debt securities in an unrealized loss position to assess the necessity of an allowance for credit losses. As of June 30, 2026 the securities in an unrealized loss position without an allowance for credit losses are primarily municipal bonds. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, therefore no allowance for credit losses has been recorded for these instruments. There were no investment securities in a loss position of June 30, 2025.

As of June 30, 2026 and June 30, 2025, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
June 30, 2026
Available-for-sale	$24,752,830	$1,253,888	$26,006,718

June 30, 2025
Available-for-sale	$22,933,933	$1,783,312	$24,717,245

Note 5. Contracts in Process

Contracts in process at June 30, 2026 and 2025 are as follows:

	2026	2025
Unrecognized gross contract value	$134,909,753	$139,673,288
Costs related to contracts in process	$22,750,135	$15,040,253

Included in costs relating to contracts in process at June 30, 2026 and 2025 are costs relative to contracts that may not be completed within the ensuing year as contracts vary in size, scope and duration. Under the units-of-delivery method, the related sale and cost of sales will not be reflected in the statements of comprehensive income until the units under contract are shipped.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 6. Property, Plant and Equipment

Property, plant and equipment at June 30, 2026 and 2025 is as follows:

	2026	2025
Land	$45,000	$45,000
Building and improvements	6,006,588	6,137,629
Machinery and equipment	12,487,520	11,887,737
Furniture and fixture	198,579	165,651
	18,737,687	18,236,017
Accumulated depreciation	(14,236,873)	(14,275,861)
Property, plant and equipment, net	$4,500,814	$3,960,156

Depreciation expense was $512,341 and $451,523 for the years ended June 30, 2026 and 2025, respectively. Construction in progress consists of assets under construction or development that have not yet been placed in service. Construction in progress was $1,547,867 as of June 30, 2026 and $1,767,576 as of June 30, 2025.

The Company was awarded $7.4 million in funding during fiscal year 2023 in support of facility and capital equipment upgrades for testing and qualification for the United States Navy. The work conducted under this grant was completed in fiscal year 2025. As of June 30, 2025 no portion of the property, plant, and equipment or accounts payable balances were related to facility and capital upgrades pending reimbursement under this funding award. All assets related to this award were placed in service as of June 30, 2025.

The Company received an award for $3.4 million in funding during the second quarter of fiscal year 2025 in support of continued facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. Work is being conducted on the Company’s property in Saratoga Springs, NY, which is anticipated to be completed by the end of calendar year 2026. The Company will receive payments related to submission of milestone achievements. The first two milestones were achieved upon placement of all purchase orders and subsequently submitted for reimbursement. The final milestone and reimbursement are dependent on completion of all work to be performed and assets purchased to be placed in service. To receive full reimbursement of the $3.4 million award, the Company must invest approximately 15% or $508,000 of company funds over and above the $3.4 million award in relation to these facility improvements and capital equipment upgrades. The Company will record the receipt of milestone payments as a reduction from the cost of the assets. The Company will have an initial cash outlay to satisfy income tax obligations arising from the value of the milestone payments received. The cash outlay arising from federal income tax obligations is expected to be recaptured in future periods. Until recaptured, estimated tax obligations associated with the receipt of milestone payments are recorded on the balance sheet and included in deferred tax assets. As of June 30, 2026, the Company has received $2,029,608 in milestone reimbursements. Included in property, plant, and equipment at June 30, 2026 was $1,925,133, net of reimbursements to date under this funding award. As of June 30, 2026, assets totaling $385,717 have been placed in service relative to this grant. Included in accounts payable at June 30, 2026 was $287,748 for facility and capital upgrades of which $227,656 is eligible to be reimbursed under this funding award.

Note 7. Pension Expense

The Company is obligated to make contributions to the National Electrical Benefit Fund (NEBF) (Plan identifying number is 53-0181657). The Plan is a defined pension benefit plan covering eligible union employees. Such contributions and expenses amounted to $89,839 in fiscal year 2026 and $79,739 in fiscal year 2025. The contribution did not and will not in the future have a material impact on the Company’s financial statements.

The Company sponsors a 401(k) plan for non-union workers with employee and employer matching contributions. The employer match is 10% of the employee contribution and was $73,130 and $66,617, for fiscal years 2026 and 2025, respectively.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 8. Provision for Income Taxes

A summary of the components of the provision for income taxes for the years ended June 30, 2026 and 2025 is as follows:

	2026	2025
Current tax expense - federal	$2,270,703	$1,882,969
Current tax expense - state	1,713	9,606
Current tax expense	2,272,416	1,892,575
Deferred tax benefit - federal	(136,839)	(306,865)
Provision for income taxes	$2,135,577	$1,585,710

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. These "temporary differences" are determined in accordance with FASB ASC 740-10.

Cash payments, net of refunds by jurisdiction for years ending June 30, 2026 and 2025 is as follows:

	2026	2025
U.S. Federal	$2,990,264	$1,815,000
U.S. State and Local
Florida	25,313	2,000
Other States	—	(1,268)
Total cash paid for Income taxes, net	$3,015,577	$1,815,732

The combined U.S. federal and state effective income tax rates of 16.0% and 16.3%, for 2026 and 2025 respectively, differed from the statutory U.S. federal income tax rate for the following reasons:

	2026 Amount	2026 Percent
U.S. federal statutory income tax rate	2,796,196	21.00%
State and local income tax	1,713	0.05
Effects of cross-border tax laws	(78,298)	(0.60)
Non-deductible, Non-taxable items
ESOP dividend payment	(135,398)	(1.00)
ESOP cost versus fair market value	146,297	1.10
Stock based compensation (including windfalls and shortfalls on stock option exercises)	(565,745)	(4.30)
Other non-deductible, non-taxable items	4,110	0.05
Other Items	(33,297)	(0.30)
Effective tax rate	2,135,577	16.00%

	2025 Amount	2025 Percent
U.S. federal statutory income tax rate	2,043,019	21.00%
State and local income tax	7,588	0.10
Effects of cross-border tax laws	(53,292)	(0.50)
Non-deductible, non-taxable items
ESOP dividend payment	(62,533)	(0.70)
ESOP cost versus fair market value	47,487	0.50
Stock based compensation (including windfalls and shortfalls on stock option exercises)	(368,631)	(3.80)
Other non-deductible, non-taxable items	2,939	0.03
Other items	(30,868)	(0.30)
Effective tax rate	(1,585,710)	16.30%

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 8. Provision for Income Taxes, Continued

For the fiscal year ended June 30, 2026 and 2025, our state and local tax expense is fully attributable to the state of Florida which is the sole jurisdiction contributing to our aggregate state income tax expense. Additionally, all income from continuing operations before income taxes was generated exclusively from domestic operations for the same years ended.

For the years ended June 30, 2026 and 2025 deferred income tax benefit of $136,839 and $306,865, respectively, results from the changes in temporary differences for each year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 2026 and 2025 are presented as follows:

	2026	2025
Deferred tax assets:
Accrued expenses	$240,610	$171,491
ESOP	43,650	39,113
Property, plant and equipment - principally due to differences in depreciation methods	1,030,491	1,023,074

Inventory - effect of uniform capitalization	57,452	—
Stock-based compensation	29,387	38,568
Total deferred tax assets	$1,401,590	$1,272,246

Deferred tax liability:
Inventory - effect of uniform capitalization	—	25,477
Prepaid expenses	62,732	44,750
Total deferred tax liability	$62,732	$70,227

Net deferred tax asset (liability)	$1,338,858	$1,202,019

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

As the result of the implementation of ASC 740, “Accounting for Income Taxes”, the Company recognized no material adjustments to unrecognized tax benefits. As of June 30, 2026 and 2025, the Company has no unrecognized tax benefits.

The Company recognizes interest and penalties in general and administrative expense. As of June 30, 2026 and 2025, the Company has not recorded any provision for accrued interest and penalties.

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

Note 9. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40 “Compensation-Stock Compensation”. Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP Shares in the statement of financial position. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. The ESOP borrowed from the Corporation an amount equal to the purchase price. The loan will be repaid in fifteen (15) equal annual installments of principal commencing June 2021. The Board of Directors has fixed the interest rate and the unpaid balance will bear interest at a fixed rate of 3.00% per annum. ESOP compensation expense was $1,084,057 and $622,472 for the years ended June 30, 2026 and 2025, respectively.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 9. Employee Stock Ownership Plan, Continued

The ESOP shares as of June 30, 2026 and 2025 were as follows:

	2026	2025
Allocated shares	368,709	405,482
Unearned shares	168,636	189,817
Total shares held by the ESOP	537,345	595,299
Fair value of unearned shares	$11,357,635	$8,676,535

The Company may at times be required to repurchase shares at the ESOP participants’ request at the fair market value. During the years ended June 30, 2026 and 2025, the Company did not repurchase shares previously held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the plan on specific dates in accordance with the provision of the plan. Total share distributions from the ESOP during the year ended June 30, 2026 totaled 57,954, of which 31,011 were liquidated and 26,943 were transferred. Total share distributions from the ESOP during the year ended June 30, 2025 totaled 67,320, of which 23,393 were liquidated and 43,927 were transferred.

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the fiscal years ended June 30, 2026 and 2025, was $213,688 and $346,281, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the fiscal years ended June 30, 2026 and 2025, was $18,000 and $32,145, respectively. The deferred tax benefit related to the NQSOs as of June 30, 2026 and 2025 was $3,780 and $6,750, respectively. The remaining stock option expense, in each year, related to incentive stock options (“ISOs”) which are not deductible by the corporation when exercised, assuming a qualifying disposition and as such no deferred tax benefit was established related to these amounts.

As of June 30, 2026, there was $5,781 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense within the next fiscal year, of which $3,296 relates to ISOs and $2,485 relates to NQSOs. The total deferred tax benefit related to the NQSOs in future years will be $522.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"), approved by the Company's stockholders at the Company's Annual Meeting on December 1, 2017. The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of common stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of common stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of June 30, 2026, options covering 270,689 shares have been exercised, options covering 114,342 shares are outstanding and options covering 313,946 shares have been cancelled. As of June 30, 2026, options covering 14,969 shares remain available for grant, after factoring the cancelled shares, which are eligible to be re-granted. Under the Company’s 2007 Stock Option and Restricted Stock Plan, no outstanding grants remain.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life, and interest rates.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 10. Stock-based Compensation, Continued

The table below outlines the weighted average assumptions that the Company used to calculate the fair value of each option award for the year ended June 30, 2025. There were no option awards for the year ended June 30, 2026.

2025
Dividend yield	3.79%
Expected stock price volatility	32.85%
Risk-free interest rate	4.35%
Expected option life (in years)	5.1yrs
Weighted average fair value per share of options granted during the period	$5.37

The Company paid regular cash dividends on common stock of $1.00 per share and a special cash dividend of $0.75 per share for the fiscal year ended June 30, 2026 and paid regular cash dividends on common stock of $1.00 per share for the fiscal year ended June 30, 2025. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the years ended June 30, 2026 and 2025:

	Employee Stock Option Plans
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2024	322,056	$18.41	6.59
Granted	79,000	$21.79	9.04
Exercised	(162,410)	$18.81	—
Forfeited or expired	(10,500)	$18.90	—
Outstanding at June 30, 2025	228,146	$19.26	7.30	$6,033,634

Granted	—	—	—
Exercised	(111,304)	$18.66	—
Forfeited or expired	(2,500)	$21.50	—
Outstanding at June 30, 2026	114,342	$19.80	7.20	$5,436,984
Vested or expected to vest at June 30, 2026	104,838	$19.65	7.12	$4,982,963
Exercisable at June 30, 2026	42,842	$16.42	5.78	$2,181,734

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on June 30, 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2026. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic values of the options exercised during the twelve months ended June 30, 2026 and 2025 was $2,622,821 and $2,023,198, respectively.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 10. Stock-based Compensation, Continued

The following table summarizes changes in non-vested stock options during the years ended June 30, 2026 and 2025:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2024	147,300	$4.15
Granted	79,000	$5.37
Vested	(71,400)	$4.18
Forfeited or expired	(10,500)	$4.71
Non-vested at June 30, 2025	144,400	$4.76
Granted	—	—
Vested	(70,400)	$4.12
Forfeited or expired	(2,500)	$5.45
Non-vested at June 30, 2026	71,500	$5.36

Note 11. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. At times such investments may be in excess of FDIC insurance limits. As disclosed in Note 3, a significant portion of the Company's business is the production of military and industrial electronic equipment for use by the U.S. and foreign governments and certain industrial customers. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 60% represented by three customers at June 30, 2026. Each of the three customers accounted for 35%, 13%, and 12% of accounts receivable in fiscal year 2026. The related accounts receivable balance, as a percentage of the Company's total trade accounts receivable balance, was 70% represented by six customers at June 30, 2025. Each of the six customers accounted for 26%, 14%, 11%, 7%, 7% and 6% of accounts receivable in fiscal year 2025.

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

Note 13. Commitments and Contingencies

The Company at certain times enters into standby letters of credit agreements with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding standby letters of credit agreements aggregated to zero at June 30, 2026 and 2025. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits the Company will determine a range of possible outcomes and in accordance with FASB ASC 450 “Contingencies” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. As of June 30, 2026, the Company has $25,909,462 in open material purchase commitments under our current contracts. Adjustments are made to accruals, if any, periodically based on current information.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 13. Commitments and Contingencies, (continued)

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, there are no matters pending.

Note 14. Stockholders' Equity

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of June 30, 2026:

Stock options outstanding	114,342
Stock options available for issuance	14,969
Number of common shares reserved	129,311

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the years ended June 30:

	2026	2025
Numerator:
Net income	$11,179,759	$8,142,954
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	2,896,368	2,733,958
Unearned ESOP shares	(189,817)	(211,487)
Weighted average common shares issued during the period	55,777	60,416
Weighted average ESOP shares earned during the period	7,964	8,149
Denominator for basic earnings per common shares –
Weighted average common shares	2,770,292	2,591,036

Diluted EPS:
Common shares outstanding, beginning of period	2,896,368	2,733,958
Unearned ESOP shares	(189,817)	(211,487)
Weighted average common shares issued during the period	55,777	60,416
Weighted average ESOP shares earned during the period	7,964	8,149
Weighted average dilutive effect of stock options	101,122	105,156
Denominator for diluted earnings per common shares –
Weighted average common shares	2,871,414	2,696,192

There were no options excluded in this computation of earnings per share for the years ended June 30, 2026 and 2025 as there were no anti-dilutive shares due to the average strike price exceeding the average market price of those shares.

The Company paid regular cash dividends on common stock of $1.00 per share and a special $0.75 per share dividend for the fiscal year ended June 30, 2026 and paid regular cash dividends on common stock of $1.00 per share for the fiscal year ended June 30, 2025. Our Board of Directors assesses the Company’s dividend policy periodically. There is no assurance that the Board of Directors will maintain the amount of the regular cash dividend during any future years.

Note 15. Line of Credit

At June 30, 2026, the Company has an uncommitted and unused Line of Credit with a financial institution. The agreement provides that the Company may borrow up to $3,000,000. The line provides for interest payments equal to the SOFR Daily Floating Rate plus 2 percentage points. Any borrowing under the line of credit will be collateralized by accounts receivable. All outstanding balances are payable no later than the expiration date of the agreement, unless other terms are agreed to by the lender. The existing line of credit expires March 31, 2027. The Company did not borrow any funds during the last two fiscal years.

Espey Mfg. & Electronics Corp.
Notes to Financial Statements

Note 16. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2026	Quarter	Quarter	Quarter	Quarter
Net sales	$9,092,876	$12,136,903	$11,422,655	$13,471,891
Gross profit	3,217,002	4,212,581	4,229,345	4,625,205
Net income	2,169,836	2,805,109	2,864,662	3,340,152

Net income per share -
Basic	0.80	1.02	1.03	1.18
Diluted	0.76	0.99	0.99	1.15

2025
Net sales	$10,443,218	$13,608,740	$10,302,719	$9,596,194
Gross profit	2,800,882	3,163,712	2,948,384	3,771,652
Net income	1,598,317	1,908,499	1,704,487	2,931,651

Net income per share -
Basic	0.63	0.74	0.66	1.10
Diluted	0.61	0.71	0.63	1.05

Note 17. Segment Reporting

Operating segments are clearly defined components of an entity in which separate financial information is readily available and reviewed by the chief operating decision maker (“CODM”) when allocating resources and assessing company performance. Espey’s CODM is the Chief Executive Officer. There is one management team that oversees a single operating segment and reports directly to the CEO. Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data as presented on the face of our financial statements, focusing on significant expenses, net income, and certain key performance indicators (“KPI”) presented on our internal monthly and weekly management reports. Significant expenses regularly provided to and reviewed by the CODM are Cost of Sales and Selling, General and Administrative costs which are each separately presented on the Company’s Statements of Comprehensive Income. During the years ended June 30, 2026 and 2025, domestic revenue accounted for approximately 90% of total revenue. The Company manages sales under one reportable segment.

Note 18. Other Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and 2025:

	2026	2025
Accrued Interest – Investment Securities	237,646	273,921
General Prepaid Expenses	213,547	143,803
General Prepaid Insurance	146,941	117,816
Prepaid Property & School Taxes	20,872	18,234
Other Current Assets	9,878,767	4,379,788
Total Prepaids and Other Current Assets	10,497,773	4,933,562

Other current assets consist entirely of vendor prepayments and supplier advances, which are reclassified to inventory upon the physical delivery of materials.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2026.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other information

None

PART III

The information called for by "Item 10. Directors, Executive Officers, and Corporate Governance", "Item 11. Executive Compensation", "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Item 14. Principal Accountant Fees and Services", is hereby incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders, (scheduled to be held on December 4, 2026) to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules, Signatures

3.1	Certificate of incorporation and all amendments thereto (incorporated by reference to Exhibit 3.1 to Espey’s Report on Form 10 -K for the year ended June 30, 2004 and Report on Form 10-Q for the quarter ended December 31, 2004)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Espey’s Report on Form 8 -K dated September 21, 2020)

4.1	Description of Capital Stock (incorporated by reference to Espey's Report on Form 8-K dated October 7, 2005)

10.3	2007 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 23, 2007 for the November 30, 2007 Annual Meeting)

10.4	2017 Stock Option and Restricted Stock Plan (incorporated by reference to Espey’s Proxy Statement dated October 27, 2017 for the December 1, 2017 Annual Meeting)

10.13	Employment Agreement dated September 8, 2025 with David O’Neil (incorporated by reference to Exhibit 10.13 on Espey’s Report on Form 10-K dated September 16, 2025)

10.18	Stock Purchase Agreement dated as of December 1, 2020 between Espey Mfg. & Electronics Corp. and The Trustees of the Espey Mfg. & Electronics Corp. Employee Retirement Plan Trust (incorporated by reference to Exhibit 10.18 on Espey’s Report on Form 8-K dated December 1, 2020)

10.19	ESOP Loan Agreement dated as of December 1, 2020 between The Trustees of Espey Mfg. & Electronics Corp. Employee Retirement Plan Trust and Espey Mfg. & Electronics Corp. (incorporated by reference to Exhibit 10.19 on Espey’s Report on Form 8-K dated December 1, 2020)

10.21	Employment Agreement dated March 15, 2025 with Jennifer M. Pickering (incorporated by reference to Exhibit 10.21 on Espey’s Report on Form 10-K dated September 16, 2025)

10.22	Employment Agreement dated March 15, 2025 with Kaitlyn O’Neil (incorporated by reference to Exhibit 10.22 on Espey’s Report on Form 10-K dated September 16, 2025)

14.1	Code of ethics (incorporated by reference to Espey’s website www.espey.com)

19.1	Policy on Insider Trading (Revised March 8, 2024) (incorporated by reference to Exhibit 19.1 on Espey’s Report on Form 10 –K dated September 27, 2024)

23.1	Consent of WithumSmith+Brown, PC (filed herewith)

23.2	Consent of Freed Maxick P.C. (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97.1	Policy Related to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 on Espey’s Report on Form 10 –K dated September 27, 2024)

S I G N A T U R E S

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPEY MFG. & ELECTRONICS CORP.

/s/ David O’Neil
David O’Neil
President and Chief Executive Officer
September 22, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David O’Neil	President and Chief Executive Officer
David O'Neil	September 22, 2026

/s/Kaitlyn O’Neil	Chief Financial Officer
Kaitlyn O’Neil	September 22, 2026

/s/Carl Helmetag	Chairman of the Board
Carl Helmetag	September 22, 2026

/s/Paul J. Corr	Director
Paul J. Corr	September 22, 2026

/s/Nancy Patzwahl	Director
Nancy Patzwahl	September 22, 2026

/s/Michael W. Wool	Director
Michael W. Wool	September 22, 2026