Form 10-Q
period 2026-09-30
ESPEY MFG & ELECTRONICS CORP
filed 2026-11-13
CIK 33533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

At November 9, 2026, there were 3,039,672 shares outstanding of the registrant's Common stock, $.33-1/3 par value.

ESPEY MFG. & ELECTRONICS CORP.

Quarterly Report on Form 10-Q

I N D E X

PART I: FINANCIAL INFORMATION

ESPEY MFG. & ELECTRONICS CORP.

Balance Sheets

September 30, 2026 (Unaudited) and June 30, 2026

	September 30, 2026	June 30, 2026
ASSETS
Cash and cash equivalents	$14,572,414	$19,436,966
Investment securities	25,915,231	26,006,718
Trade accounts receivable, less allowance for credit losses of $3,000	9,339,446	8,959,999
Income tax receivable	112,163	443,861

Inventories:
Raw materials	2,335,462	2,450,892
Work-in-process	770,490	767,381
Costs related to contracts in process	24,060,118	22,750,135
Total inventories	27,166,070	25,968,408

Prepaid expenses and other current assets	10,663,178	10,497,773
Total current assets	87,768,502	91,313,725

Net deferred tax assets	1,356,236	1,338,858
Property, plant and equipment, net	4,359,791	4,500,814
Total assets	$93,484,529	$97,153,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,925,267	$3,449,040
Accrued expenses:
Salaries and wages	1,125,263	1,310,642
Vacation	478,689	536,974
ESOP payable	151,425	—
Other	80,325	283,151
Payroll and other taxes withheld	708	831
Contract liabilities	28,178,897	30,999,186
Total current liabilities	32,940,574	36,579,824

Total liabilities	32,940,574	36,579,824

Commitments and contingencies (See Note 5)

Common stock, par value $.33-1/3 per share
Authorized 10,000,000 shares; Issued 3,129,874 shares as of September 30, 2026 and June 30, 2026. Outstanding 3,039,172 and 3,007,672 shares as of September 30, 2026 and June 30, 2026, respectively (includes 163,463 and 168,636 Unearned ESOP shares, respectively)	1,043,291	1,043,291
Capital in excess of par value	27,484,682	27,354,936
Accumulated other comprehensive gain (loss)	68	13,320
Retained earnings	37,219,548	37,898,276
	65,747,589	66,309,823

Less: Unearned ESOP shares	(3,084,342)	(3,084,342)
Cost of 90,702 and 122,202 shares of common stock in treasury as of September 30, 2026 and June 30, 2026, respectively	(2,119,292)	(2,651,908)
Total stockholders’ equity	60,543,955	60,573,573

Total liabilities and stockholders' equity	$93,484,529	$97,153,397

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2026 and 2025

	September 30, 2026	September 30, 2025

Net sales	$10,608,945	$9,092,876
Cost of sales	7,406,275	5,875,874
Gross profit	3,202,670	3,217,002

Selling, general and administrative expenses	1,104,216	1,151,266
Operating income	2,098,454	2,065,736

Other income
Interest income	391,667	472,360
Other	17,512	19,422
Total other income	409,179	491,782

Income before provision for income taxes	2,507,633	2,557,518

Provision for income taxes	318,124	387,682

Net income	$2,189,509	$2,169,836

Other comprehensive income, net of tax
Unrealized gain (loss) on investment securities	(13,252)	3,557

Total comprehensive income	$2,176,257	$2,173,393

Net income per share:
Basic	$0.77	$0.80
Diluted	$0.75	$0.76

Weighted average number of shares outstanding:
Basic	2,859,386	2,719,387
Diluted	2,923,869	2,845,252

Dividends per share:	$1.00	$1.00

The accompanying notes are an integral part of the financial statements.

Espey Mfg. & Electronics Corp.

Statements of Changes in Stockholders' Equity (Unaudited)

Three Months Ended September 30, 2026

				Accumulated
			Capital in	Other				Unearned	Total
	Outstanding	Common	Excess of	Comprehensive	Retained	Treasury	Treasury	ESOP	Stockholders’
	Shares	Amount	Par Value	(Loss) Gain	Earnings	Shares	Amount	Shares	Equity
Balance as of June 30, 2026	3,007,672	$1,043,291	$27,354,936	$13,320	$37,898,276	122,202	$(2,651,908)	$(3,084,342)	$60,573,573

Comprehensive income:

Net income					2,189,509				2,189,509

Other comprehensive loss, net of tax of $0				(13,252)					(13,252)

Total comprehensive income									2,176,257

Stock options exercised	31,500		125,302			(31,500)	532,616		657,918

Stock-based compensation			4,444						4,444

Dividends paid on common stock $1.00 per share					(2,868,237)				(2,868,237)

Balance as of September 30, 2026	3,039,172	$1,043,291	$27,484,682	$68	$37,219,548	90,702	$(2,119,292)	$(3,084,342)	$60,543,955

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

ESPEY MFG. & ELECTRONICS CORP.

Statements of Cash Flows (Unaudited)

Three Months Ended September 30, 2026 and 2025

	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net income	$2,189,509	$2,169,836

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,444	74,440
Depreciation	136,448	117,879
ESOP compensation expense	320,060	247,344
Deferred income tax benefit	(17,378)	(107,509)
Loss on disposal of property, plant and equipment	3,611	2,016

Changes in assets and liabilities:
(Increase) Decrease in trade accounts receivable	(379,447)	1,241,032
Decrease in income taxes receivable	331,698	—
Increase in inventories	(1,197,662)	(3,221,724)
Increase in prepaid expenses and other current assets	(165,405)	(157,286)
(Decrease) Increase in accounts payable	(523,773)	750,263
Decrease in accrued salaries and wages	(185,379)	(319,715)
Decrease in vacation accrual	(58,285)	(23,845)
Decrease in ESOP payable	(168,635)	(189,816)
Decrease in other accrued expenses	(202,826)	(184,821)
(Decrease) Increase in payroll and other taxes withheld	(123)	58,973
(Decrease) Increase in contract liabilities	(2,820,289)	5,087,699
Increase in income taxes payable	—	175,324
Net cash (used) provided by operating activities	(2,733,432)	5,720,090

Cash Flows from Investing Activities:
Additions to property, plant and equipment	790	(1,290,569)
Proceeds from grant award	—	1,014,804
Proceeds from sale of property, plant and equipment	174	—
Purchase of investment securities	(5,850,765)	(6,691,671)
Proceeds from sale/maturity of investment securities	5,929,000	6,724,000
Net cash provided by (used) investing activities	79,199	(243,436)

Cash Flows from Financing Activities:
Dividends on common stock	(2,868,237)	(2,742,606)
Proceeds from exercise of stock options	657,918	623,534
Net cash used in financing activities	(2,210,319)	(2,119,072)

(Decrease) Increase in cash and cash equivalents	(4,864,552)	3,357,582
Cash and cash equivalents, beginning of period	19,436,966	18,862,645
Cash and cash equivalents, end of period	$14,572,414	$22,220,227

Supplemental Schedule of Cash Flow Information:
Income taxes paid, net of refunds	$—	$320,813

Supplemental Disclosure of Non-cash Investing Activities:
Non-cash decrease in capital expenditures included in Additions to property, plant and equipment	$99,151	$—

The accompanying notes are an integral part of the financial statements.

ESPEY MFG. & ELECTRONICS CORP.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for such periods. The results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles have been condensed or omitted. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, and stock-based compensation. Specific to inventories, including work-in-process and contracts in process, management evaluates, quarterly, those estimates used in determining the cost to complete for each contract on Espey Mfg. & Electronics Corp.’s (the “Company”) sales backlog. The change in estimates may affect the reported amount of inventories and gross profit in the current or a future period and could result in the Company recording a loss contingency when a loss is determined to be probable and reasonably estimated. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These financial statements should be read in conjunction with the Company's most recent audited financial statements included in its report on Form 10-K for the year ended June 30, 2026.

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

The carrying amounts of financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2026 and June 30, 2026 because of the immediate or short-term maturity of these financial instruments.

Investment securities at September 30, 2026 and June 30, 2026 consisted of certificates of deposit and municipal bonds. The Company classifies investment securities as available-for-sale which have been determined to be level 1 assets. The cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale debt securities by major security type at September 30, 2026 and June 30, 2026 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2026
Certificates of deposit	$24,704,000	$—	$—	$24,704,000
Municipal bonds	1,211,145	12,187	(12,101)	1,211,231
Total investment securities	$25,915,145	$12,187	$(12,101)	$25,915,231

June 30, 2026
Certificates of deposit	$24,787,000	$—	$—	$24,787,000
Municipal bonds	1,202,856	19,357	(2,495)	1,219,718
Total investment securities	$25,989,856	$19,357	$(2,495)	$26,006,718

The portfolio is diversified and highly liquid. The Company regularly reviews the available-for-sale debt securities in an unrealized loss position to assess the necessity of an allowance for credit losses. As of September 30, 2026 and June 30, 2026 the securities in an unrealized loss position without an allowance for credit losses are primarily municipal bonds. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell them before recovery of their amortized cost basis, therefore no allowance for credit losses has been recorded for these instruments.

As of September 30, 2026 and June 30, 2026, the remaining contractual maturities of available-for-sale debt securities were as follows:

	Years to Maturity
	Less than	One to
	One Year	Five Years	Total
September 30, 2026
Available-for-sale	$25,284,861	$630,370	$25,915,231

June 30, 2026
Available-for-sale	$24,752,830	$1,253,888	$26,006,718

Note 3. Net Income per Share

Basic net income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. There were no anti-dilutive shares to exclude from the computation of diluted net income per share for the three months ended September 30, 2026 or 2025. As unearned shares owned by the Company’s sponsored leveraged employee stock ownership plan (the “ESOP”) are released or committed-to-be-released, the shares become outstanding for earnings-per-share computations.

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for continuing operations for the three-month periods ended September 30:

	2026	2025
Numerator:
Net income	$2,189,509	$2,169,836
Denominator:

Basic EPS:
Common shares outstanding, beginning of period	3,007,672	2,896,368
Unearned ESOP shares	(168,636)	(189,817)
Weighted average common shares issued during the period	20,293	12,779
Weighted average ESOP shares earned during the period	57	57
Denominator for basic earnings per common shares –
Weighted average common shares	2,859,386	2,719,387

Diluted EPS:
Common shares outstanding, beginning of period	3,007,672	2,896,368
Unearned ESOP shares	(168,636)	(189,817)
Weighted average common shares issued during the period	20,293	12,779
Weighted average ESOP shares earned during the period	57	57
Weighted average dilutive effect of stock options	64,483	125,865
Denominator for diluted earnings per common shares –
Weighted average common shares	2,923,869	2,845,252

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

Total stock-based compensation expense recognized in the statements of comprehensive income for the three-month periods ended September 30, 2026 and 2025 was $4,444 and $74,440, respectively, before income taxes. The amount of this stock-based compensation expense related to non-qualified stock options (“NQSOs”) for the three-month periods ended September 30, 2026 and 2025 was $2,485 and $6,817, respectively. The deferred tax benefit related to the NQSOs as of September 30, 2026 and 2025 was $522 and $1,432, respectively. The remaining stock option expense in each year related to incentive stock options (“ISOs”) which are not deductible by the Company when exercised, assuming a qualifying disposition, and as such no deferred tax benefit was established related to these amounts.

As of September 30, 2026, unrecognized compensation cost related to stock option awards totaled $1,338, all of which relates to ISOs and is expected to be recognized as expense within the current fiscal year.

The Company has one employee stock option plan under which options or stock awards may be granted, the 2017 Stock Option and Restricted Stock Plan (the "2017 Plan"), approved by the Company’s stockholders at the Company’s Annual Meeting on December 1, 2017. The Board of Directors may grant options to acquire shares of common stock to employees and non-employee directors of the Company at the fair market value of the common stock on the date of grant. The maximum aggregate number of shares of Common Stock subject to options or awards to non-employee directors is 133,000 and the maximum aggregate number of shares of Common Stock subject to options or awards granted to non-employee directors during any single fiscal year is the lesser of 13,300 and 33 1/3% of the total number of shares subject to options or awards granted in such fiscal year. The maximum number of shares subject to options or awards granted to any individual employee may not exceed 15,000 in a fiscal year. Generally, options granted have a two-year vesting period based on two years of continuous service and have a ten-year contractual life. Option grants provide for accelerated vesting if there is a change in control. Shares issued upon the exercise of options are from those held in Treasury. Options covering 400,000 shares are authorized for issuance under the 2017 Plan. As of September 30, 2026, options covering 302,189 shares have been exercised, options covering 82,842 shares are outstanding, and options covering 14,969 shares remain available for grant after factoring in forfeited and expired options, which are eligible to be re-granted.

ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for dividend yield, volatility, expected life and interest rates. The Company did not grant any stock options during the three months ended September 30, 2026 or 2025.

The Company paid regular cash dividends on common stock of $0.25 per share and paid a special cash dividend on common stock of $0.75 per share in both the three months ended September 30, 2026 and 2025. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option term (in years) represents the estimated period of time until exercise and is based on actual historical experience.

The following table summarizes stock option activity during the three months ended September 30, 2026 and 2025:

	Employee Stock Option Plans
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject	Exercise	Contractual	Intrinsic
	to Option	Price	Term	Value
Balance at July 1, 2025	228,146	$19.26	7.30
Granted	—	—	—
Exercised	(37,225)	$16.75	—
Forfeited or expired	—	—	—
Outstanding at September 30, 2025	190,921	$19.75	7.09	$3,790,995
Vested or expected to vest at September 30, 2025	181,031	$19.66	7.00	$3,548,364
Exercisable at September 30, 2025	114,421	$18.32	5.96	$1,359,790

Balance at July 1, 2026	114,342	$19.80	7.20
Granted	—	—	—
Exercised	(31,500)	$20.93	—
Forfeited or expired	—	—	—
Outstanding at September 30, 2026	82,842	$19.37	6.72	$3,485,438
Vested or expected to vest at September 30, 2026	82,842	$19.37	6.72	$3,485,438
Exercisable at September 30, 2026	80,342	$19.09	6.67	$3,402,563

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock as reported on the NYSE American on September 30, 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2026. This amount changes based on the fair market value of the Company’s common stock. The intrinsic value of options exercised during the three months ended September 30, 2026 and 2025 was $1,001,817 and $640,228, respectively.

The following table summarizes changes in non-vested stock options during the three months ended September 30, 2026 and 2025:

	Weighted Number	Average
	of Shares	Grant Date
	Subject	Fair Value
	to Option	(per Option)
Non-vested at July 1, 2025	144,400	$4.76
Granted	—	—
Vested	(67,900)	$4.03
Forfeited or expired	—	—
Non-vested at September 30, 2025	76,500	$5.40

Non-vested at July 1, 2026	71,500	$5.36
Granted	—	—
Vested	(69,000)	$5.40
Forfeited or expired	—	—
Non-vested at September 30, 2026	2,500	$4.28

Note 5. Commitments and Contingencies

The Company may periodically enter into standby letters of credit agreements with financial institutions, primarily in connection with guaranteeing future performance on certain contracts. There were no contingent liabilities associated with outstanding standby letters of credit at September 30, 2026 or June 30, 2026. The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, terminate existing contracts, recover damages, and impose other sanctions and penalties. As a result of contract audits, the Company will determine a range of possible outcomes and, in accordance with ASC 450 “Contingencies,” the Company will accrue amounts within a range that appears to be its best estimate of a possible outcome. Accruals, if any, are periodically adjusted based on current information.

Occasionally, we may be party to various litigation matters and claims that could arise during the ordinary course of business. Currently, there are no matters pending.

The Company received an award for $3.4 million in funding during the second quarter of fiscal year 2025 in support of continued facility and capital equipment upgrades for testing and qualification for the United States Navy. The funding is part of the Navy’s investment to improve and sustain the Surface Combatant Industrial Base. Work at the Company’s property in Saratoga Springs, NY was completed in fiscal 2026. The Company will receive payments related to submission of milestone achievements. The first two milestones were achieved upon placement of all purchase orders and subsequently submitted for reimbursement. The final milestone payment and related reimbursement were contingent upon the completion of all required work and the purchase and placement into service of the applicable assets. As of November 10, 2026, the Company had completed the final milestone requirements and received the remaining reimbursement of $1,353,072. To receive the full $3.4 million award, the Company invested approximately $508,000 of its own funds, representing approximately 15% of the award, in addition to the grant proceeds, toward facility improvements and capital equipment upgrades. The Company recorded the receipt of milestone payments as a reduction from the cost of the assets. The Company had an initial cash outlay to satisfy income tax obligations arising from the value of the milestone payments received. The cash outlay arising from federal income tax obligations is expected to be recaptured in future periods. Until recaptured, estimated tax obligations associated with the receipt of milestone payments are recorded on the balance sheet and included in deferred tax assets. As of September 30, 2026, the Company has received $2,029,608 in milestone reimbursements. Included in property, plant, and equipment at September 30, 2026 was $1,856,977, net of reimbursements to date under this funding award. As of September 30, 2026, assets totaling $419,977 have been placed in service relative to this grant, and there was $114,700 included in accounts payable for facility and capital upgrades, of which all of it is eligible to be reimbursed under this funding award.

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

Management disaggregates revenue into two primary streams: manufacturing jobs and engineering jobs. Manufacturing jobs primarily consist of the production and delivery of customer-specific products and may include contractual milestones associated with production activities or final unit of delivery. Engineering jobs primarily consist of design, development, testing, and other engineering services performed to customer specifications. The nature, timing, and contractual structure of these services differ and form the basis for management's disaggregation of revenue.

Total revenue recognized for the three months ended September 30, 2026 for manufacturing jobs totaled $8,624,484 compared to $7,339,223 for the three months ended September 30, 2025. Total revenue recognized for the three months ended September 30, 2026 related to engineering jobs totaled $1,984,461 compared to $1,753,653 for the three months ended September 30, 2025. Net sales to four significant customers accounted for 67% of the Company’s total sales for the three-month period ended September 30, 2026, with individual customers representing 10%, 13%, 14% and 30% of sales. For the three-month period ended September 30, 2025, net sales to five significant customers represented approximately 80% of total sales, with individual customer concentration percentages of 11%, 12%, 16%, 19%, and 22%. A single customer may participate in multiple active programs. Therefore, the loss of one program does not necessarily result in the loss of the customer relationship. A loss of one of these customers or programs related to these customers could impact the financial performance of the Company. Historically, a small number of customers have accounted for a large percentage of the Company’s total sales in any given fiscal year. In some instances, our sales may include shipments to more than one business unit of a particular customer.

The Company offers a standard one-year product warranty. Product warranties offered by the Company are classified as assurance-type warranties, which means the warranty only guarantees that the good or service functions as promised. Based on this, the provided warranty is not considered to be a distinct performance obligation. The impact of variable consideration has been considered but none identified which would be required to be allocated to the transaction price as of September 30, 2026. Our payment terms are generally 30-60 days.

Contract liabilities were $28,178,897 and $30,999,186 as of September 30, 2026 and June 30, 2026, respectively. The decrease in contract liabilities was primarily driven by the recognition of revenue. Of the $30,999,186 that was in contract liabilities as of June 30, 2026, $2,847,700 has been recognized in revenue as of the three months ended September 30, 2026. The opening accounts receivable balances, net of allowance for credit losses of $3,000, at July 1, 2025 and July 1, 2026 were $7,598,888 and $8,959,999, respectively. The Company used the practical expedient to expense incremental costs incurred to obtain a contract when the contract term is less than one year.

The Company’s backlog at September 30, 2026 totaling $126.7 million is currently scheduled to be recognized in the following fiscal years: 30% in 2027; 39% in 2028; 13% in 2029; 18% thereafter. The timing of supplier deliveries of material, production schedules, the completion of engineering deliverables, among other factors, could cause these estimates to change. The contracts that make up the Company’s backlog are enforceable and include cancellation clauses. If a contract is terminated for the convenience of the government, the Company would be entitled to receive payments for our allowable costs and, in general, the proportionate share of fees or earnings for the work done. If a contract is terminated for default, the government generally would pay only for the work it has accepted.

Note 7. Recently Issued Accounting Standards

Recently Adopted Accounting Standards

None.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” with the goal of improving disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in captions that are commonly presented on the face of the financial statements such as cost of sales, SG&A, and research and development. In January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” to modify and clarify the original transition timeline. Under this updated guidance, the amendments are required to be adopted for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively to financial statements issued for reporting periods after the effect date of the updates or retrospectively to any or all prior periods presented in the financial statements. The Company will evaluate the impact of this guidance on its financial statements.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” with the goal of clarifying the applicability of interim reporting guidance, improving codification navigability, and establishing a clear disclosure baseline for financial statements issued on an interim basis. The amendments consolidate disclosure requirements and introduce a principle requiring entities to disclose significant, material events or changes that have occurred since their most recent annual reporting period. For public companies, these amendments are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted, and the Company is currently evaluating the impact of this guidance on its financial statements.

Note 8. Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the "ESOP") that covers all nonunion employees who work 1,000 or more hours per year and are employed on June 30th. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated shares received by the ESOP. All dividends on unallocated shares received by the ESOP are used to pay debt service. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with FASB ASC 718-40 “Share-based Payments.” Accordingly, the shares purchased by the ESOP are reported as Unearned ESOP shares in the balance sheets and the statements of changes in stockholders’ equity. As shares are released or committed-to-be-released, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. The ESOP borrowed from the Company an amount equal to the purchase price of the ESOP shares. The current outstanding loan will be repaid in fifteen (15) equal annual installments of principal which commenced June 2021. The unpaid balance bears interest at a fixed rate of 3.00% per annum. ESOP compensation expense was $320,060 and $247,344 for the three-month periods ended September 30, 2026 and 2025, respectively.

The ESOP shares as of September 30, 2026 and 2025 were as follows:

	September 30, 2026	September 30, 2025
Allocated shares	345,646	374,656
Committed-to-be-released shares	5,173	5,295
Unreleased shares	163,463	184,522
Total shares held by the ESOP	514,282	564,473
Fair value of unearned shares	$10,046,436	$8,619,023

The Company may at times be required to repurchase shares at the ESOP participants’ request at the shares’ fair market value. During the three months ended September 30, 2026 and 2025, the Company did not repurchase shares held by the ESOP.

The ESOP allows for eligible participants to take whole share distributions from the Plan on specific dates in accordance with the provision of the Plan. Total share distributions from the ESOP during the three months ended September 30, 2026 totaled 23,063, of which all were liquidated. Total share distributions from the ESOP during the three months ended September 30, 2025 totaled 30,826, of which 20,985 were liquidated and 9,841 were transferred.

Note 9. Segment Reporting

Operating segments are clearly defined components of an entity in which separate financial information is readily available and reviewed by the Chief Operating Decision Maker (“CODM”) when allocating resources and assessing company performance. Espey’s CODM is the Chief Executive Officer. There is one management team that oversees a single operating segment and reports directly to the CEO. Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data as presented on the face of the financial statements, focusing on significant expenses, net income, and certain key performance indicators (“KPI”) presented on our internal monthly and weekly management reports. Significant expenses regularly provided to and reviewed by the CODM are Cost of Sales and Selling, General and Administrative costs which are each separately presented on the Company’s Statements of Comprehensive Income. During the quarters ended September 30, 2026 and 2025, domestic revenue accounted for approximately 90% of total revenue. The Company manages sales under one reportable segment.

Note 10. Provision for Income Taxes

The Company’s quarterly income tax provision is determined using an estimated annual effective tax rate, adjusted for discrete items recognized during the period. To calculate this rate, the Company forecasts its full-year pre-tax income (loss) and the jurisdictions where that income will be taxed. The final effective tax rate for the year may vary from these estimates if actual pre-tax income or its geographic allocation differs from our projections.

For the three months ended September 30, 2026, the Company’s effective tax rate was 12.7%, compared to 15.2% for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 differed from the U.S. statutory federal income tax rate of 21% primarily due to $185,491 of discrete income tax benefits. This windfall was triggered when employees sold shares from incentive stock options before meeting the required tax holding periods, allowing the Company to claim an immediate corporate tax deduction. In accordance with ASC 740-270, the tax effects of these stock option exercises are treated as discrete items in the period they occur and are excluded from the estimation of the annual effective tax rate.

The decrease in the effective tax rate for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was driven by higher stock prices at the time of option exercise within the current quarter when compared to the same period last year which generated an increased discrete tax benefit year over year.

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

Our business is not seasonal. However, the concentration of our business in equipment for military and industrial applications, as well as our customer concentrations expose us to on-going associated risks. These risks include, without limitation, dependence on appropriations from the United States Government and the governments of foreign nations, program allocations, the potential of governmental termination of orders for convenience, and the general strength of the industry sectors in which our customers transact business.

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

The total backlog at September 30, 2026 was $126.7 million, which included $84.5 million from three significant customers, compared to approximately $141.1 million at September 30, 2025, which included $92.3 million from three significant customers. A single customer may participate in multiple active programs. Therefore, the loss of one program does not necessarily result in the loss of the customer relationship. For this reason, management believes that the customer backlog concentration poses minimal risk to the Company. The Company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts. It is not uncommon to receive orders which include delivery schedules extending beyond a year from the contract origination date. Accordingly, a customer’s future reorder point may vary. The backlog at September 30, 2026 is fully funded, with the exception of approximately $10.5 million, the majority of which represents amounts under multiple orders from a single customer. While there is no guarantee that future budgets and appropriations will provide funding for individual programs, management has included in the unfunded backlog only those programs that it believes are likely to receive funding based on program status and discussions with customers. Contracts are subject to modification, change or cancellation, and the Company accounts for these changes as they are probable and estimable. The Company evaluates the impact of any scope modifications and will adjust reserves to the extent information is known or estimable.

Management continues to expect fiscal year 2027 revenues to exceed those of fiscal year 2026, consistent with the growth achieved in the first quarter. Although revenue grew in the quarter ended September 30, 2026, gross margins declined slightly compared to the same period last year. This was in line with management’s expectations, and similar results are anticipated for the balance of the fiscal year due to a continued shift in sales mix. Revenue anticipated to be delivered this year includes new products that carry heavier engineering investment than the products sold in the prior year. As previously disclosed, while these upfront costs may temporarily compress near-term gross profit, they are expected to lay the foundation for long-term production revenue. The Company expects that manufacturing efficiency initiatives will partially offset these initial costs and help support gross margins. Given the impact of competition and product costs on gross profit, management continues to assess its sales strategy and operating expenses.

Occasionally, we encounter part obsolescence which requires us to identify an alternate part suitable for use. We continue to work with our customers on strategies to mitigate any adverse impact upon our ability to service their requirements. Factors which may arise after the placement of the customer’s order may cause us to miss projected delivery dates. Inflationary costs are expected to continue, but are not expected to have a significant impact on operating income in fiscal year 2027. Tariffs on steel and aluminum imports from various countries remain in effect and, while not directly imposed on the Company, have in some cases contributed to higher costs from suppliers. Although we are not currently experiencing any significant financial or raw material sourcing issues resulting from product tariffs, we cannot provide any assurance that the existing tariffs, the potential of additional tariffs, and the associated volatility arising from foreign trade policies, will not have a negative impact on future earnings.

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

Successful conversion of engineering program backlog into sales is largely dependent on the execution and completion of our engineering design efforts. It is not uncommon to experience technical or scheduling delays as a result of, among other reasons, design complexity, the availability of personnel with the requisite expertise, and the requirements to obtain customer approval at various milestones. Cost overruns arising from technical challenges, scheduling delays, and increased raw material costs could negatively impact the timing of the conversion of backlog into sales, or the profitability of those sales. Engineering programs in both the funded and unfunded portions of the current backlog aggregate $13.7 million. It is presently anticipated that approximately $37.4 million of orders comprising the September 30, 2026 backlog will be filled during the fiscal year ending June 30, 2027, subject to the impact of the factors identified above which, can affect the actual order amount fulfilled by the end of fiscal year 2027. In addition, we may make shipments against orders received subsequently to September 30, 2026, prior to the end of the current fiscal year.

Backlog decreased to $126.7 million at September 30, 2026 from $134.9 million at June 30, 2026, reflecting the conversion of orders to revenue, offset in part by new orders of $2.6 million compared to $10.5 million in the prior-year period mainly due to the timing of customer awards. Our business is subject to funding delays under the current federal Continuing Resolution expiring December 11, 2026, which maintains baseline funding caps and restricts new contract starts, directly contributing to the decrease in new orders recorded in the first quarter of fiscal 2027. Although management still anticipates lower total new orders in fiscal year 2027 when compared to fiscal year 2026, the current year-to-date shortfall in new orders is expected to narrow by the end of the second quarter. The Company continues to engage with existing and prospective customers through active quotations, pending bids, and ongoing discussions regarding future programs. As is typical in our business, the timing and size of customer awards can cause fluctuations in new orders from period to period.

Management believes that the Company’s ongoing efforts to secure strategic opportunities positions the Company well for positive long-term results. The Company currently has outstanding opportunities representing approximately $188.3 million in the aggregate as of November 5, 2026, for both repeat and new programs.

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

We account for a contract with a customer after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collection of substantially all of the amount to which we will be entitled in exchange for the goods or services that will be transferred to the customer is probable. We assess each contract at its inception to determine whether it should be combined with other contracts. When making this determination, we consider factors such as whether two or more contracts were negotiated and executed at or near the same time, or were negotiated with an overall profit objective.

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

Contract Liabilities

Contract liabilities include advance payments and billings in excess of revenue recognized. Contracts with customers generally grant the customer a right to cancel a contract for convenience. These contracts meet the enforceability criteria of ASC 606 because the customer is legally obligated to reimburse the Company for all costs incurred through the termination date. Consequently, any advanced consideration received in excess of amounts that are expected to be owed in the event of termination is recorded as a current contract liability on the Balance Sheet.

Accounts Receivable and Allowance for Credit Losses

The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits, and monitoring procedures. The accounts receivable balance is reported net of an allowance for credit losses. The Company estimates the allowance based on its analysis of historical experience, current economic market conditions, performance of specific account reviews, and other factored considerations to include, but not limited to, contracts covered by government funding and the overall health of the industry. Interest is not charged on past due balances. Based on these factors, there was an allowance for credit losses of $3,000 at September 30, 2026 and June 30, 2026. Changes to the allowance for credit losses are charged to expense and reduced by charge-offs, net of recoveries.

Results of Operations

Net sales for the three months ended September 30, 2026 and 2025 were $10,608,945 and $9,092,876, respectively. In general, sales fluctuations may occur during comparable fiscal periods as the direct result of sales backlog levels, product mix, and specific contractual terms of those firm orders placed including contract value, scope of work, and contract delivery schedules. The increase in sales during the three months ended September 30, 2026 when compared to the same period last year was mainly attributable to increases in sales related to several key magnetics and power supply programs, offset in part by a decrease in sales related to one primary magnetics program and one primary power supply program.

For the three months ended September 30, 2026, the increase in sales when compared to the same period last year is primarily due to the increase in manufacturing deliveries, product mix, and timing of milestone achievement on key programs. The increase in sales in the current year was mainly related to one magnetics program where there was an increase in milestones met resulting in an increase in revenue events. Additionally, several other magnetics programs experienced increases driven by higher shipment volumes and continued engineering milestone achievements. Further, there was an increase in manufacturing shipments and engineering milestones met for several power supply programs that were not realized in the same period last year. This increase was partially offset by lower sales during the three months ended September 30, 2026, driven by a decline in manufacturing shipments related to a legacy power supply contract as it approaches completion, alongside fewer milestone-related revenue events in a primary magnetics program that were not repeated in the current fiscal quarter.

Gross profits for the three months ended September 30, 2026 and 2025 were $3,202,670 and $3,217,002. Gross profit as a percentage of sales was 30.2% and approximately 35.4%, for the same periods, respectively. The decrease in gross profit for the three months ended September 30, 2026, was primarily driven by shifts in our product mix, as a greater portion of revenue was generated from lower-margin programs during the period. In addition, the Company realized non-recurring cost savings stemming from effective management of field support and subcontracting costs in the prior year that was not realized in the current year as the related contract was fully executed.

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

Selling, general and administrative expenses were $1,104,216 for the three months ended September 30, 2026, a decrease of $47,050, compared to the three months ended September 30, 2025. The slight decrease in spending for the three months ended September 30, 2026 as compared to the same period last year was driven by an overall decrease in employee salaries, stock option expense, conference and training costs, as well as travel and entertainment. These decreases were offset in part by an increase in ESOP contributions, employee health benefits, and outgoing freight expenses.

Other income for the three months ended September 30, 2026 and 2025 was $409,179 and $491,782, respectively. The primary reason for the decrease during the three months ended September 30, 2026 is due to the decrease in interest income resulting from a decrease in cash held in money market accounts and investment securities. Interest income is a function of the level of investments and investment strategies that generally tend to be conservative.

Net income for the three months ended September 30, 2026 was $2,189,509 or $0.77 and $0.75 per share, basic and diluted, respectively, compared to net income of $2,169,836 or $0.80 and $0.76 per share, basic and diluted, respectively, for the three months ended September 30, 2025. The increase in net income in the three months ended September 30, 2026 when compared to the same period last year resulted primarily from the decrease in selling, general, and administrative expenses and a decrease in the provision for income taxes discussed in detail above.

Liquidity and Capital Resources

The Company's working capital is an appropriate indicator of the liquidity of its business. During the past two fiscal years, the Company has funded all of its operations with cash flows resulting from operating activities and when necessary, from its existing cash and investments. The Company did not borrow any funds during the last two fiscal years. Management has a $3,000,000 line of credit available to help fund further growth or working capital needs but does not anticipate the need for any borrowed funds in the foreseeable future. Contingent liabilities related to outstanding standby letters of credit were zero as of September 30, 2026 and 2025. The existing line of credit was renewed in February 2026.

The Company's working capital as of September 30, 2026 and 2025 was approximately $54.8 million and approximately $46.9 million, respectively. The Company’s working capital as of June 30, 2026, the most recent fiscal year-end, was approximately $54.7 million. The Company may at times be required to repurchase shares at the ESOP participants’ request at fair market value. During the three months ended September 30, 2026 and 2025, the Company did not repurchase any shares held by the ESOP. Under existing authorizations from the Company's Board of Directors, as of September 30, 2026, management is authorized to purchase an additional $783,460 of Company stock.

The table below presents the summary of cash flow information for the fiscal years indicated:

	Three Months Ended September 30,
	2026	2025
Net cash (used) provided by operating activities	$(2,733,432)	$5,720,090
Net cash (used) provided by investing activities	$79,199	$(243,436)
Net cash used in financing activities	$(2,210,319)	$(2,119,072)

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income, provision for income taxes, the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable. The decrease in cash provided by operating activities compared to the prior year primarily relates to an increase in inventories, prepaid expenses and other current assets, and accounts receivables, offset by a decrease in accounts payable, ESOP payable, accrued expenses, and contract liabilities. This is offset in part by a decrease in income tax receivable. Net cash provided by investing activities increased during the three months ended September 30, 2026 as compared to the same period in 2025 due to a decrease in additions to property, plant, and equipment and a decrease in the purchase of investment securities offset by a decrease in proceeds received from grants. Net cash used in financing activities increased due to a slight increase in dividends paid compared to the prior year period, which was only partially offset by an increase in cash proceeds received from stock option exercises. The Company currently believes that the cash flow generated from operations and when necessary, from cash and cash equivalents will be sufficient to meet its long-term funding requirements for the foreseeable future.

During the three months ended September 30, 2026, the Company expended $98,361 for plant improvements and new equipment of which $25,544 is reimbursable, in part, under the $3.4 million award received by the Company. During the three months ended September 30, 2025, the Company expended $1,290,569 for plant improvements and new equipment, of which $1,014,804 was reimbursed under the $3.4 million award received by the Company in the second quarter of fiscal year 2025. The Company initially allocated approximately $500,000 for new equipment and plant improvements in fiscal year 2027, which are not reimbursable under the funding awards received. A majority of these expenditures will be made to upgrade our facilities, stay competitive in the market place, and to meet the needs of current contracts.

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

As of September 30, 2026 the Company can repurchase up to $783,460 of its common stock pursuant to an existing authorization by the Board of Directors. During the quarter ended September 30, 2026 no shares were repurchased.

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
Chief Financial Officer

Date: November 13, 2026